Form 10-Q
period 1996-05-04
PATHMARK STORES INC
filed 1996-06-18
CIK 95585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ______________

                 For the Quarter Ended         Commission File Number
                      May 4, 1996                      1-5287

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                       22-2879612
           (State of other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

            301 Blair Road, P.O. Box 5301             07095-0915
                Woodbridge, New Jersey                (Zip Code)
           (Address of principal executive
                       offices)

                                  908-499-3000
              (Registrant's telephone number, including area code)

                               ___________________
           Securities registered pursuant to Section 12(b) of the Act:

               Junior Subordinated Deferred Coupon Notes due 2003
        Securities registered pursuant to Section 12(g) of the Act: None

                               ___________________
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      X        No
                                       -------          -------

     As of May 4, 1996, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.


================================================================================

                          PART 1. FINANCIAL INFORMATION



ITEM 1. Financial Statements.



                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (in thousands)


                                                                         13 Weeks Ended
                                                                     ----------------------
                                                                      May 4,       April 29,
                                                                       1996          1995
                                                                     ----------   ---------
Sales...........................................................     $ 961,095    $ 1,033,037

Cost of sales (exclusive of depreciation and amortization
    shown separately below).....................................       676,480        735,862
                                                                     ---------     ----------

Gross profit....................................................       284,615        297,175

Selling, general and administrative expenses....................       232,271        233,475
Depreciation and amortization...................................        20,639         19,945

                                                                     ---------     ----------
Operating earnings..............................................        31,705         43,755

Interest expense................................................       (39,889)       (41,105)
                                                                     ----------    -----------

Earnings (loss) from operations before
   income tax benefit (provision) and extraordinary item .......        (8,184)         2,650

Income tax benefit (provision) .................................         3,321           (328)
                                                                     ----------    -----------

Earnings (loss)  before extraordinary item .....................        (4,863)         2,322

Extraordinary item, net of an income tax benefit ...............          (673)            --
                                                                    -----------  -------------

Net earnings (loss).............................................    $   (5,536)   $     2,322
                                                                    ===========  =============












                 See notes to consolidated financial statements.
                                        1

                              PATHMARK STORES, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)


                                                                    May 4,           February 3,
                                                                     1996               1996
                                                                  ------------      -------------
       ASSETS
Currents Assets
    Cash and cash equivalents ................................  $    11,153        $    11,648
    Accounts receivable, net..................................       10,848             10,553
    Merchandise inventories...................................      223,804            225,448
    Deferred income taxes ....................................        3,749              4,156
    Prepaid expenses..........................................       25,570             25,189
    Due from suppliers........................................       11,182             13,178
    Other current assets......................................        5,182              5,854
                                                               -------------      -------------
       Total Current Assets ..................................      291,488            296,026
Property and Equipment, Net...................................      596,243            602,888
Deferred Financing Costs, Net.................................       32,272             33,685
Deferred Income Taxes.........................................       15,195             13,243
Other Assets..................................................       39,561             39,915
                                                               -------------      -------------
                                                                $   974,759        $   985,757
                                                               =============      =============


       LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
  Accounts payable............................................  $   182,828        $   184,082
  Book overdrafts ............................................       34,990             43,720
  Current maturities of long-term debt........................       57,860             51,753
  Income taxes payable .......................................          218              4,057
  Accrued payroll and payroll taxes...........................       50,394             54,322
  Current portion of obligations under capital leases.........       20,880             20,680
  Accrued interest payable....................................       17,914             19,309
  Accrued expenses and other current liabilities..............       90,292             91,223
                                                               -------------      -------------
      Total Current Liabilities...............................      455,376            469,146
                                                               -------------      -------------
Long-Term Debt................................................    1,219,514          1,214,645
                                                               -------------      -------------
Obligations Under Capital Leases, Long-Term...................      139,425            140,161
                                                               -------------      -------------
Other Noncurrent Liabilities..................................      190,211            186,036
                                                               -------------      -------------

Commitments and Contingencies (Note 6)
Stockholder's Deficit
    Common Stock, $.10 par value............................             --                 --
      Authorized, issued and outstanding:100 shares
    Paid-in Capital...........................................       65,303             65,303
    Accumulated Deficit.......................................   (1,095,070)        (1,089,534)
                                                               -------------      -------------
      Total Stockholder's Deficit.............................   (1,029,767)        (1,024,231)
                                                               -------------      -------------
                                                                $   974,759        $   985,757
                                                               =============      =============


                 See notes to consolidated financial statements.
                                        2

                              PATHMARK STORES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (Unaudited)
                                 (in thousands)




                                                                                        Total
                                                  Common   Paid-in    Accumulated    Stockholder's
                                                   Stock   Capital      Deficit         Deficit
                                                 --------  -------   -------------   -------------
Balance, February 3, 1996 ....................   $ --     $ 65,303   $ (1,089,534)   $ (1,024,231)
   Net loss...................................     --           --         (5,536)         (5,536)
                                                 -------  --------   -------------   -------------
Balance,  May 4, 1996  .......................   $        $ 65,303   $ (1,095,070)   $ (1,029,767)
                                                 =======  ========   =============   =============




Balance, January 28, 1995 ....................  $  --     $ 91,809   $ (1,122,281)   $ (1,030,472)
   Net earnings ..............................     --          --           2,322           2,322
   Dividend to PTK Holdings, Inc.,
       in conjunction with the disposal
       of the home centers segment............     --       (4,706)            --          (4,706)
                                                  ------  --------   ------------     ------------
Balance, April 29, 1995.......................  $  --     $ 87,103   $ (1,119,959)   $ (1,032,856)
                                                 =======  ========   =============   =============


















                 See notes to consolidated financial statements.
                                        3

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                                               13 Weeks Ended
                                                                        ---------------------------
                                                                          May 4,          April 29,
                                                                           1996             1995
                                                                         --------        ----------
Operating Activities
  Net earnings (loss)..............................................    $  (5,536)      $     2,322
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
       Extraordinary loss on early extinguishment of debt .........          673                --
       Depreciation and amortization...............................       21,481            20,595
       Deferred income tax benefit.................................       (1,545)           (1,965)
       Interest accruable but not payable..........................        4,008             3,611
       Amortization of original issue discount.....................           88                88
       Amortization of debt issuance costs ........................        1,816             1,779
       Gain on disposal of property and equipment..................       (5,542)              (93)
       Cash provided by (used for) operating assets and liabilities:
         Accounts receivable, net..................................         (295)              887
         Merchandise inventories...................................        1,644             1,020
         Income taxes .............................................       (3,374)            9,847
         Prepaid expenses..........................................       (1,152)             (380)
         Due from suppliers........................................        1,996             3,420
         Other current assets......................................        1,079             5,718
         Other assets..............................................         (162)            2,371
         Accounts payable..........................................       (1,254)          (15,466)
         Accrued payroll and payroll taxes.........................       (3,928)           (2,536)
         Accrued interest payable..................................       (1,395)           19,736
         Accrued expenses and other current liabilities  ..........         (962)           (4,643)
         Other noncurrent liabilities..............................        4,175               979
                                                                       ----------      ------------
            Cash provided by operating activities..................       11,815            47,290
                                                                       ----------      ------------
Investing Activities
  Property and equipment expenditures..............................      (10,654)          (10,018)
  Proceeds from disposition of property and equipment..............        6,589               559
  Proceeds from sale of home centers segment ......................           --             4,706
                                                                       ----------      ------------
             Cash used for investing activities....................       (4,065)           (4,753)
                                                                       ----------      ------------
Financing Activities
  Increase (decrease) in Working Capital Facility borrowings.......       18,500           (28,500)
  Decrease in Term Loan............................................      (10,400)           (8,750)
  Increase (decrease) book overdrafts .............................       (8,730)            4,108
  Repayment of other long-term borrowings .........................       (1,220)           (1,651)
  Reduction in obligations under capital leases....................       (4,892)           (4,437)
  Deferred financing fees .........................................       (1,503)               --
  Dividend to PTK Holdings, Inc....................................           --            (4,706)
                                                                       ----------      ------------
             Cash used for financing activities ...................       (8,245)          (43,936)
                                                                       ----------      ------------

Decrease in cash and cash equivalents .............................         (495)           (1,399)
Cash and cash equivalents at beginning of period ..................       11,648            22,012
                                                                       ----------      ------------
Cash and cash equivalents at end of period ........................    $  11,153       $    20,613
                                                                       ==========      ============


Supplemental Disclosures of Cash Flow Information:
  Interest paid ...................................................    $  33,800       $    14,016
                                                                       ==========      ============
  Income taxes paid ...............................................    $   1,401       $       214
                                                                       ==========      ============
Noncash Investing and Financing Activities:
  Capital lease obligations .......................................    $   4,507       $     6,116
                                                                       ==========      ============




                 See notes to consolidated financial statements.
                                        4

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)





Note 1-Organization and Basis of Presentation

   Pathmark Stores, Inc. (the "Company") operates 144 supermarkets in the Middle Atlantic States, primarily in the New York-New Jersey and Philadelphia metropolitan areas and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). On March 1, 1996, the Company reacquired all of the outstanding capital stock of Plainbridge, Inc. ("Plainbridge") by means of a capital contribution from PTK. Since the acquisition of the capital stock of Plainbridge is a transfer of interest among entities under common control, it is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations of the combined entity for all periods.

   The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended February 3, 1996, except for the new accounting standard adopted effective February 4, 1996 (see Note 2), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended February 3, 1996.

   The accompanying consolidated financial statements of the Company indicated that, at May 4, 1996, current liabilities exceed current assets by $163.9 million and stockholder's deficit approximates $1.03 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the fiscal year with its various debt covenants.

   Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year.

   Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

Note 2-New Accounting Standard

   Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. SFAS No. 121 requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 2-New Accounting Standard-(Continued)

     The Company has performed its review based upon groups of assets and the undiscounted estimated future cash flows from such assets and determined that the carrying value of such assets were recoverable from the respective cash flows. The adoption of SFAS No. 121 did not have an effect on the financial position or results of operations of the Company.

   Selling, general and administrative expenses for the 13 weeks ended
May 4, 1996 are net of a gain of $5.6 million related to the sale of certain real estate.

Note 3-Long-Term Debt

   Long-term debt is comprised of the following (dollars in thousands):

                                                May 4,      February 3,
                                                 1996           1996
                                             -----------    -----------
Term Loan   . . . . . . . . . . . . .        $   277,555    $   287,955
Working Capital Facilities. . . . . .             64,500         46,000
9.625% Senior Subordinated Notes due  2003       437,514        437,426
10.75% Deferred Coupon Notes due 2003            155,889        151,881
12.625% Subordinated Debentures due 2002          95,750         95,750
11.625% Subordinated Notes due 2002              199,017        199,017
Debt payable to Holdings  . . . . . .                983            983
Industrial revenue bonds  . . . . . .              6,375          6,375
Other debt (primarily mortgages)  . .             39,791         41,011
                                             -----------    -----------
Total debt  . . . . . . . . . . . . .          1,277,374      1,266,398
Less: current maturities  . . . . . .             57,860         51,753
                                             -----------    -----------
Long-term portion   . . . . . . . . .         $1,219,514     $1,214,645
                                             ===========    ===========

Note 4-Interest Expense

   Interest expense is comprised of the following (dollars in thousands):

                                                    13 Weeks Ended
                                                  ------------------

                                                 May 4,       April 29,
                                                  1996         1995
                                                --------     --------
Term Loan   . . . . . . . . . . . . .           $  5,901      $  7,925
Working Capital Facilities. . . . . .              1,210         1,290
9.625% Senior Subordinated Notes due 2003
  Amortization of original issue discount
                                                      88            88
  Currently payable   . . . . . . . . . . .       10,588        10,588
10.75% Deferred Coupon Notes due 2003
  Accrued but not payable   . . . . . . . .        4,008         3,611
12.625% Subordinated Debentures due 2002           3,022         3,022
11.625% Subordinated Notes due 2002 .              5,813         5,813
Amortization of debt issuance costs                1,816         1,779
Obligations under capital leases  . .              4,338         4,048
Other, net  . . . . . . . . . . . . .              3,105         2,941
                                                --------      --------
Interest expense  . . . . . . . . . .            $39,889       $41,105
                                                ========      ========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




Note 4-Interest Expense-(Continued)

   The majority of the cash interest payments are scheduled in the second and fourth quarters. The $21.2 million semi-annual interest payment on the 9.625% Senior Subordinated Notes, due May 1, was paid in the first quarter of Fiscal 1996 and in the second quarter of Fiscal 1995.

Note 5-Extraordinary Item

   During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees resulting in a net loss on early extinguishment of debt of $0.7 million, net of an income tax benefit of $0.5 million.

Note 6-Contingencies

   In connection with the sale of its home centers segment, the Company has, as lessor, entered into leases for certain real property with Rickel Home Centers Inc. ("Rickel"), as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $7.2 million. In addition, as part of the sale, the Company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of February 3, 1996, the estimated present value of obligations under the Assumed Liabilities is approximately $33.0 million. In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy is in its early stages and it is too early to determine whether Rickel will reject any of the Leases or the extent to which the Company may become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof. On April 29, 1996, the Company filed its proofs of claim in connection with the bankruptcy proceedings.

   The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

                              PATHMARK STORES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Sales:
   Sales for the first quarter of Fiscal 1996 were $961.1 million compared to $1,033.0 million in the prior-year period. Fiscal 1996 total sales were impacted by the disposition of the freestanding drug stores during Fiscal 1995. The freestanding drug stores generated sales of $0.4 million and $45.5 million for the first quarter of Fiscal 1996 and Fiscal 1995, respectively. Sales from supermarkets opened in both years decreased 3.5%. Same store sales were negatively impacted by a significant increase in competitive new store openings and remodels, as well as the inclement weather during the quarter compared to the unusually mild weather in the same period last year. The Company operated 144 supermarkets at both the end of the first quarter of Fiscal 1996 and the end of Fiscal 1995 including 46 and 44 Pathmark 2000 format stores, respectively. The Company operated one freestanding drug store, which was closed in the second quarter of Fiscal 1996, at both quarter end and Fiscal 1995 year end compared to 36 freestanding drug stores at the end of the first quarter of Fiscal 1995.

 Gross Profit:
   Gross profit for the first quarter of Fiscal 1996 was $284.6 million or 29.6% of sales compared with $297.2 million or 28.8% of sales for the prior-year period. The decrease in gross profit in the first quarter of Fiscal 1996 compared to the prior-year period was primarily attributable to the lower sales. The improvement in gross profit as a percentage of sales for the quarter compared to the prior-year period was primarily due to increased focus on merchandising programs as well as the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments particularly high margin perishables. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.9 million and $0.8 million in the first quarters of Fiscal 1996 and Fiscal 1995, respectively.

 Selling, General and Administrative Expenses ("SG&A"):
   SG&A for the first quarter of Fiscal 1996 decreased $1.2 million or 0.5% compared to the prior-year period. SG&A, on a proforma basis eliminating the SG&A impact of the freestanding drug stores in last year's first quarter, increased 4.5% compared to the prior-year period. As a percentage of sales, SG&A were 24.2% for the first quarter of Fiscal 1996, up from 22.6% in the prior-year period. The increase as a percentage of sales for the first quarter of Fiscal 1996 compared to the prior-year period was due to higher labor and labor related expenses and occupancy costs, partially offset by lower promotional costs. SG&A for the first quarter of Fiscal 1996 included a provision of $5.8 million representing the termination costs for two former executives of the Company and a gain of $5.6 million recognized on the sale of certain real estate.

 Depreciation and Amortization:
   Depreciation and amortization of $20.6 million for the first quarter of Fiscal 1996 was $0.7 million higher than the prior-year period of $19.9 million. The increase for the first quarter of Fiscal 1996 was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.75 million and $0.65 million in the first quarter of Fiscal 1996 and Fiscal 1995, respectively.

                              PATHMARK STORES, INC.


 Operating Earnings:
   Operating earnings for the first quarter of Fiscal 1996 were $31.7 million compared with the prior-year period of $43.8 million. The decrease in operating earnings during the first quarter of Fiscal 1996 compared to the prior-year period was due to lower sales.

 Interest Expense:
   Interest expense was $39.9 million for the first quarter of Fiscal 1996 compared to $41.1 million in the prior-year period primarily due to reductions in the Term Loan.

 Income Tax:
   Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. Although the Company generated a $3.3 million income tax benefit in the first quarter quarter of Fiscal 1996, management expects an annual tax provision as a result of taxable income for the full fiscal year. The income tax provision of $0.3 million for the first quarter of Fiscal 1995 is net of a reduction in deferred income tax assets and related valuation allowance of $1.0 million due to utilization of the net operating loss carryforwards.

   During the first quarter of Fiscal 1996, the Company made income tax payments of $1.4 million and received income tax refunds of $0.3 million. During the first quarter of Fiscal 1995, the Company made income tax payments of $0.2 million and received income tax refunds of $8.0 million.

 Extraordinary Item:
   During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees resulting in a net loss on early extinguishment of debt of $0.7 million, net of an income tax benefit of $0.5 million.

 Summary of Operations:
   For the first quarter of Fiscal 1996, the Company's net loss was $5.5 million compared to net earnings of $2.3 million for the prior-year period. The decrease in net earnings for the quarter compared to the prior-year period was due to lower operating earnings and an extraordinary loss on early extinguishment of debt, partially offset by lower interest expense and an income tax benefit of $3.3 million in Fiscal 1996 compared to an income tax provision of $0.3 million in Fiscal 1995.

Financial Condition

 Debt Service:
   During the first quarter of Fiscal 1996, total debt increased $11.0 million from Fiscal 1995 year end primarily due to borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by scheduled Term Loan repayments. Borrowings under the Working Capital Facility were $64.5 million at May 4, 1996 and have decreased to $50.5 million at June 12, 1996.

   In conjunction with the reacquisition of the Plainbridge capital stock, the outstanding obligations of Plainbridge under its credit agreement were satisfied by the Company and the Plainbridge credit agreement was terminated. The Company simultaneously entered into an amendment to its credit agreement with its existing lenders increasing the Company's Working Capital Facility from $175 million to $200 million (of which the maximum of $125.0 million can be in letters of credit) to satisfy any additional liquidity needs and prospectively modifying certain of its financial covenants to take into account the operations of Plainbridge. The Working Capital Facility is subject to an annual cleandown provision. Under the terms of the cleandown provision, in each fiscal year loans cannot exceed $60.0 million (formerly $50.0 million) under the Working

                              PATHMARK STORES, INC.


Capital Facility for a period of 30 consecutive days. The Company satisfied the terms of the Fiscal 1996 cleandown provision during the quarter ended May 4, 1996.

   The indebtedness under the Working Capital Facility and the Term Loan bear interest at floating rates and cash interest payments on that indebtedness may vary in future years. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

   The majority of the cash interest payments are scheduled in the second and fourth quarters.

   The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):

                                                        Principal
                Fiscal Years                            Payments
                ------------                          -----------

                 1996(a)    . . . . . . . . . .           $  40.4
                 1997   . . . . . . . . . . . .              58.0
                 1998   . . . . . . . . . . . .             161.1
                 1999   . . . . . . . . . . . .             128.1
                 2000   . . . . . . . . . . . .              50.2
                 2001   . . . . . . . . . . . .              50.0
                 2002   . . . . . . . . . . . .             194.8
                 2003   . . . . . . . . . . . .             594.8
__________
(a)  Subsequent to May 4, 1996.

 Liquidity:
   The consolidated financial statements of the Company indicate that at May 4, 1996, current liabilities exceed its current assets by $163.9 million and the stockholder's deficit approximates $1.03 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants, which include certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

   The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Term Loan, the Working Capital Facility and certain mortgages in Fiscal 1998, the amortization and subsequent maturity of the balance of the Term Loan in Fiscal 1999 and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to

                              PATHMARK STORES, INC.


financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness. While it is the Company's intention to enter into refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of outstanding indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.

 Capital Expenditures:
   Capital expenditures for the first quarter of Fiscal 1996, including property acquired under capital leases, were approximately $15.2 million compared to approximately $16.1 million for the prior-year period. During the first quarter of Fiscal 1996, the Company completed two enlargements to existing supermarkets. In June, through the date of this report, the Company opened three new Pathmark 2000 format stores, two of which replaced smaller stores. During the remainder of Fiscal 1996, the Company plans to open three new Pathmark 2000 format stores and plans to complete up to 18 major renovations and enlargements.

 Cash Flows:
   Cash provided by operating activities amounted to $11.8 million in the first quarter of Fiscal 1996 compared to $47.3 million in the prior-year period. The decrease in net cash provided by operating activities is primarily due to a decline in cash provided by operating assets and liabilities and a decrease in net earnings. Cash used for investing activities in the first quarter of Fiscal 1996 was $4.1 million primarily due to expenditures of property and equipment, partially offset by proceeds from property dispositions. During the first quarter of Fiscal 1995, cash used for investing activities was $4.8 million primarily reflecting the expenditures for property and equipment, partially offset by proceeds from the disposal of the home centers segment. Cash used for financing activities in the first quarter of Fiscal 1996 was $8.2 million compared to $43.9 million in the prior-year period. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the Working Capital Facility, partially offset by a decrease in book overdrafts.

                              PATHMARK STORES, INC.


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
   One report on Form 8-K has been filed during the quarter for which this report has been filed. On March 15, 1996, the registrant filed a report on Form 8-K reporting information under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements, Pro-Forma Financial Information and Exhibits" concerning the reacquisition of Plainbridge, Inc. by Pathmark Stores, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                PATHMARK STORES, INC.

                                By        /s/ RON MARSHALL
                                  -------------------------------------
                                              (Ron Marshall)
                                         Executive Vice President
                                       and Chief Financial Officer



                                By        /s/ JOSEPH ADELHARDT
                                  -------------------------------------
                                             (Joseph Adelhardt)
                                    Senior Vice President and Controller,
                                           Chief Accounting Officer





Date:   June 17, 1996