Form 10-Q
period 1996-08-03
PATHMARK STORES INC
filed 1996-09-17
CIK 95585

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

            FOR THE QUARTER ENDED                        COMMISSION FILE NUMBER
                AUGUST 3, 1996                                   1-5287

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      22-2879612
       (State of other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        301 BLAIR ROAD, P.O. BOX 5301                           07095-0915
           WOODBRIDGE, NEW JERSEY                               (Zip Code)

  (Address of principal executive offices)

                                  908-499-3000
              (Registrant's telephone number, including area code)

                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               JUNIOR SUBORDINATED DEFERRED COUPON NOTES DUE 2003
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes         X            No
                                      ------------             ------------

        As of August 3, 1996, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

===============================================================================

                                       PART 1. FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                                                      PATHMARK STORES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                          (IN THOUSANDS)


                                                                          13 WEEKS ENDED                 26 WEEKS ENDED
                                                                     -------------------------     ---------------------------
                                                                       AUGUST 3,     JULY 29,        AUGUST 3,        JULY 29,
                                                                        1996          1995             1996            1995
                                                                     ---------     -----------     -----------     -----------
Sales...........................................................     $ 994,589     $ 1,020,672     $ 1,955,684     $ 2,053,709

Cost of sales (exclusive of depreciation and amortization
    shown separately below).....................................       697,642         726,206       1,374,122       1,462,068
                                                                     ---------     -----------     -----------     -----------

Gross profit....................................................       296,947         294,466         581,562         591,641

Selling, general and administrative expenses....................       237,207         233,210         469,478         466,685

Depreciation and amortization...................................        21,410          20,083          42,049          40,028
                                                                     ---------     -----------     -----------     -----------

Operating earnings..............................................        38,330          41,173          70,035          84,928

Gain on disposition of freestanding drug stores ................            --          15,535              --          15,535

Interest expense................................................       (40,470)        (41,883)        (80,359)        (82,988)
                                                                     ---------     -----------     -----------     -----------

Earnings (loss) before income tax benefit and extraordinary
   items........................................................        (2,140)         14,825         (10,324)         17,475

Income tax benefit..............................................           699           1,676           4,020           1,348
                                                                     ---------     -----------     -----------     -----------

Earnings (loss) before extraordinary items......................        (1,441)         16,501          (6,304)         18,823

Extraordinary items, net of an income tax benefit...............          (204)             --            (877)             --
                                                                     ---------     -----------     -----------     -----------

Net earnings (loss).............................................     $  (1,645)    $    16,501     $    (7,181)    $    18,823
                                                                     =========     ===========     ===========     ===========




                   See notes to consolidated financial statements (unaudited).

                                       PATHMARK STORES, INC.
                              CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                  AUGUST 3,    FEBRUARY 3,
                                                    1996          1996
                                                ---------     ------------

       ASSETS
Currents Assets
    Cash and cash equivalents .............   $     8,865  $    11,648
    Accounts receivable, net...............        10,942       10,553
    Merchandise inventories................       207,433      225,448
    Deferred income taxes .................         3,749        4,156
    Prepaid expenses.......................        25,048       25,189
    Due from suppliers.....................        14,661       13,178
    Other current assets...................         4,311        5,854
                                             ------------ -------------
          Total Current Assets ............       275,009      296,026
Property and Equipment, Net................       599,220      602,888
Deferred Financing Costs, Net..............        30,500       33,685
Deferred Income Taxes......................        16,873       13,243
Other Assets...............................        42,297       39,915
                                             ------------ -------------
                                              $   963,899  $   985,757
                                             ============ ============


       LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
    Accounts payable.......................   $   173,553  $   184,082
    Book overdrafts .......................        44,500       43,720
    Current maturities of long-term
      debt.................................        58,639       51,753
    Income taxes payable ..................            --        4,057
    Accrued payroll and payroll taxes......        51,569       54,322
    Current portion of obligations
      under capital leases.................        20,605       20,680
    Accrued interest payable...............        21,132       19,309
    Accrued expenses and other
      current liabilities..................        86,973       91,223
                                              -----------  ------------
           Total Current Liabilities.......       456,971      469,146
                                              -----------  ------------
Long-Term Debt.............................     1,205,677    1,214,645
                                              -----------  ------------
Obligations Under Capital
  Leases, Long-Term........................       144,692      140,161
                                              -----------  ------------
Other Noncurrent Liabilities...............       187,971      186,036
                                              -----------  ------------
Commitments and Contingencies (Note 6)
Stockholder's Deficit
      Common Stock, $.10 par value.........            --           --
           Authorized, issued and
             outstanding: 100 shares
      Paid-in Capital......................        65,303       65,303
      Accumulated Deficit..................    (1,096,715)  (1,089,534)
                                              -----------  ------------
          Total Stockholder's
            Deficit........................    (1,031,412)  (1,024,231)
                                              ----------- ------------
                                              $   963,899   $  985,757
                                              =========== ============



                   See notes to consolidated financial statements (unaudited).


                                              PATHMARK STORES, INC.
                          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                                                (IN THOUSANDS)



                                                                                                         TOTAL
                                                      COMMON           PAID-IN      ACCUMULATED       STOCKHOLDER'S
                                                       STOCK           CAPITAL        DEFICIT            DEFICIT
                                                      --------------  ----------   ---------------    -------------
Balance, February 3, 1996 ........................    $      --       $  65,303    $    (1,089,534)   $  (1,024,231)
    Net loss......................................           --              --             (7,181)          (7,181)
                                                      --------------  ----------   ---------------    -------------
Balance,  August 3, 1996  ........................    $      --       $  65,303    $    (1,096,715)   $  (1,031,412)
                                                      ==============  ==========   ===============    =============



Balance, January 28, 1995 ........................    $      --       $  91,809    $    (1,122,281)   $  (1,030,472)
    Net earnings .................................           --              --             18,823           18,823
    Dividend to PTK Holdings, Inc.,
          in conjunction with the disposition
          of the freestanding drug stores ........           --         (21,800)                --          (21,800)
    Dividend to PTK Holdings, Inc.,
          in conjunction with the disposal
          of the home centers segment.............           --          (4,706)                --           (4,706)
                                                      --------------  ----------   ---------------    -------------
Balance, July 29, 1995............................    $      --       $  65,303    $    (1,103,458)   $  (1,038,155)
                                                      ==============  ==========   ===============    =============


                   See notes to consolidated financial statements (unaudited).


                                                           PATHMARK STORES, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                (IN THOUSANDS)

                                                                                             26 WEEKS ENDED
                                                                                      ---------------------------
                                                                                        AUGUST 3,       JULY 29,
                                                                                          1996            1995
                                                                                      ---------         ---------
Operating Activities
    Net earnings (loss).........................................................      $  (7,181)        $  18,823
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
            Extraordinary loss on early extinguishment of debt .................            877                --
            Depreciation and amortization.......................................         43,741            41,328
            Deferred income tax benefit.........................................         (1,678)          (15,404)
            Interest accruable but not payable..................................          8,122             7,318
            Amortization of original issue discount.............................            177               177
            Amortization of debt issuance costs ................................          3,637             3,558
            Gain on disposal of property and equipment..........................         (5,461)              (42)
            Gain on disposition of freestanding drug stores ....................             --           (15,535)
            Cash provided by (used for) operating assets and liabilities:
                Accounts receivable, net........................................           (389)              700
                Merchandise inventories.........................................         18,015             8,493
                Income taxes ...................................................         (3,556)           19,560
                Other current assets............................................           (795)            6,689
                Other assets....................................................         (4,535)           (2,457)
                Accounts payable................................................        (10,529)           (9,547)
                Accrued interest payable........................................          1,823             1,183
                Accrued expenses and other current liabilities  ................         (8,466)           (7,837)
                Other noncurrent liabilities....................................          1,935               413
                                                                                      ---------         ---------
                     Cash provided by operating activities......................         35,737            57,420
                                                                                      ---------         ---------
Investing Activities
    Property and equipment expenditures.........................................        (23,634)          (26,377)
    Proceeds from disposition of property and equipment.........................          6,655               717
    Proceeds from sale of home centers segment .................................             --             4,706
    Net proceeds from disposition of freestanding drug stores ..................             --            60,521
                                                                                      ---------         ---------
                     Cash provided by (used for) investing activities...........        (16,979)           39,567
                                                                                      ---------         ---------
Financing Activities
    Increase (decrease) in Working Capital Facilities borrowings ...............         16,000           (34,000)
    Decrease in Term Loan.......................................................        (20,799)          (42,500)
    Increase in book overdrafts ................................................            780             4,487
    Increase in other borrowings ...............................................            875               808
    Repayment of other long-term borrowings ....................................         (6,457)           (2,346)
    Premiums incurred in early extinguishment of debt...........................           (352)               --
    Reduction in obligations under capital leases...............................        (10,022)           (8,853)
    Deferred financing fees ....................................................         (1,566)               --
    Dividend to PTK Holdings, Inc...............................................             --           (26,506)
                                                                                      ---------         ---------
                    Cash used for financing activities .........................        (21,541)         (108,910)
                                                                                      ---------         ---------

Decrease in cash and cash equivalents ..........................................         (2,783)          (11,923)
Cash and cash equivalents at beginning of period ...............................         11,648            22,012
                                                                                      ---------         ---------
Cash and cash equivalents at end of period .....................................      $   8,865         $  10,089
                                                                                      =========         =========

Supplemental Disclosures of Cash Flow Information:
    Interest paid ..............................................................      $  63,830         $  67,642
                                                                                      =========         =========
    Income taxes paid ..........................................................      $   3,952         $   2,348
                                                                                      =========         =========
Noncash Investing and Financing Activities:
    Capital lease obligations ..................................................      $  19,392         $  10,564
                                                                                      =========         =========


                   See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

    Pathmark Stores, Inc. (the "Company") is a regional supermarket currently operating 143 supermarkets, including 51 Pathmark 2000 format stores, primarily in the New York-New Jersey and Philadelphia metropolitan areas. The Company is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). On March 1, 1996, the Company reacquired all of the outstanding capital stock of Plainbridge, Inc. ("Plainbridge") by means of a capital contribution from PTK. Since the acquisition of the capital stock of Plainbridge is a transfer of interest among entities under common control, it is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations of the combined entity for all periods.

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

    The accompanying consolidated financial statements of the Company indicated that, at August 3, 1996, current liabilities exceed current assets by $182.0 million and stockholder's deficit approximates $1.03 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the fiscal year with its various debt covenants.

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

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


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

    Selling, general and administrative expenses for the 26 weeks ended August 3, 1996 are net of a gain of $5.6 million related to the sale of certain real estate.

NOTE 3-LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):


                                                                       AUGUST 3,       FEBRUARY 3,
                                                                         1996             1996
                                                                      ------------    -------------
Term Loan .............................................                $  267,156      $   287,955
Working Capital Facilities ............................                    62,000           46,000
9.625% Senior Subordinated Notes due 2003 .............                   437,603          437,426
10.75% Deferred Coupon Notes due 2003 .................                   160,002          151,881
12.625% Subordinated Debentures due 2002 ..............                    95,750           95,750
11.625% Subordinated Notes due 2002 ...................                   199,017          199,017
Debt payable to Holdings ..............................                       983              983
Industrial revenue bonds ..............................                     6,375            6,375
Other debt (primarily mortgages) ......................                    35,430           41,011
                                                                      ------------    -------------
Total debt ............................................                 1,264,316        1,266,398
Less: current maturities ..............................                    58,639           51,753
                                                                      ------------    -------------
Long-term portion .....................................                $1,205,677       $1,214,645
                                                                      ============    =============

NOTE 4-INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                      13 WEEKS ENDED             26 WEEKS ENDED
                                                   ----------------------   -----------------------
                                                   AUGUST 3,    JULY 29,     AUGUST 3,     JULY 29,
                                                     1996         1995         1996        1995
                                                   ---------    ---------    ---------   ---------
Term Loan .....................................     $ 5,813      $ 7,730      $11,714     $15,655
Working Capital Facilities ....................       1,446        1,690        2,656       2,980
9.625% Senior Subordinated Notes due 2003

    Amortization of original issue discount ...          89           89          177         177
    Currently payable .........................      10,587       10,587       21,175      21,175
10.75% Deferred Coupon Notes due 2003

    Accrued but not payable ...................       4,114        3,707        8,122       7,318
12.625% Subordinated Debentures due 2002 ......       3,022        3,022        6,044       6,044
11.625% Subordinated Notes due 2002............       5,812        5,812       11,625      11,625
Amortization of debt issuance costs ...........       1,821        1,779        3,637       3,558
Obligations under capital leases ..............       4,687        4,036        9,025       8,084
Other, net ....................................       3,079        3,431        6,184       6,372
                                                   =========    =========    =========   =========
Interest expense ..............................     $40,470      $41,883      $80,359     $82,988
                                                   =========    =========    =========   =========

   The majority of the cash interest payments are scheduled in the second and fourth quarters.

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)


NOTE 5-EXTRAORDINARY ITEMS

    During the second quarter of Fiscal 1996, in connection with the proceeds from the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premium, resulting in a net loss on early extinguishment of debt of $0.2 million, net of an income tax benefit of $0.1 million.

    During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees, resulting in a net loss on early extinguishment of debt of $0.7 million, net of an income tax benefit of $0.5 million.

NOTE 6-CONTINGENCIES

    In connection with the sale of its home centers segment, the Company has, as lessor, entered into leases for certain real property with Rickel Home Centers Inc. ("Rickel"), as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $6.9 million. In addition, as part of the sale, the Company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of February 3, 1996, the estimated present value of obligations under the Assumed Liabilities is approximately $33.0 million. In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On April 29, 1996, the Company filed its proofs of claim in connection with the bankruptcy proceedings. On August 6, 1996, Rickel filed an order with the Bankruptcy court to reject the lease at Totowa, NJ. The estimated present value of this lease obligation is approximately $5.1 million. Since the bankruptcy is in its early stages it is too early to determine whether Rickel will reject any additional Leases or the extent to which the Company may become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

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

                              PATHMARK STORES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    With the exception of historical information, the matters discussed herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates and the general economic conditions in the Company's trading areas.


RESULTS OF OPERATIONS

  SALES:

    Sales for the second quarter of Fiscal 1996 were $994.6 million compared to $1,020.7 million in the prior year. For the six-month period, sales were $1,955.7 million compared to $2,053.7 million in the prior year. Fiscal 1996 sales were impacted by the disposition of the freestanding drug stores during Fiscal 1995. Sales generated by the freestanding drug stores were $41.0 million in the second quarter of Fiscal 1995 and $86.5 million in the six-month period of Fiscal 1995. Same store sales from supermarkets increased 0.8% in the second quarter and decreased 1.4% in the six-month period. The same store sales for the six-month period of Fiscal 1996 were negatively impacted by the 3.5% decrease in same store sales during the first quarter due to the inclement weather during the quarter compared to the unusually mild weather in the same period last year, as well as a significant increase in competitive new store openings and remodels.

    At quarter end, the Company operated 143 supermarkets, including 51 Pathmark 2000 format stores compared with the end of Fiscal 1995 when the Company operated 144 supermarkets, including 44 Pathmark 2000 format stores.

  GROSS PROFIT:

    Gross profit for the second quarter of Fiscal 1996 was $296.9 million or 29.9% of sales compared with $294.5 million or 28.9% of sales for the prior year and for the six-month period was $581.6 million or 29.7% of sales compared with $591.6 million or 28.8% for the prior year. Excluding the impact of the disposition of the freestanding drug stores, gross profit as a percentage of sales was 29.1% for both the second quarter and six-month period of Fiscal 1995. The improvement in gross profit as a percentage of sales for the second quarter and six-month period of Fiscal 1996 of $581.6 million compared to the prior year of $591.6 million was primarily due to increased focus on merchandising programs, the impact of the disposition of the freestanding drug stores, as well as the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments particularly high margin perishables. The decrease in gross profit for the six-month period of Fiscal 1996 of $581.6 million compared to the prior year of $591.6 million was primarily attributable to the lower sales, as discussed above, in the first quarter of Fiscal 1996. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.8 million and $0.5 million for the second quarter of Fiscal 1996 and Fiscal 1995, respectively, and a pretax LIFO charge of $1.7 million and $1.3 million for the six-month period of Fiscal 1996 and Fiscal 1995, respectively.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

    SG&A for the second quarter of Fiscal 1996 increased $4.0 million or 1.7% compared to the prior year and increased $2.8 million or 0.6% for the six-month period compared with the prior year. SG&A, on a proforma basis eliminating the SG&A impact of the freestanding drug stores, increased 6.0% and 5.2%, respectively, for the second quarter and six-month period compared to the prior year. As a percentage of sales, SG&A were 23.8% for the second quarter of Fiscal 1996, up from 22.8% in the prior year and were 24.0% for the six-month period of Fiscal 1996, up from 22.7% for the prior year. The increase in SG&A as a percentage of sales for the second quarter and six-month period of Fiscal 1996 compared to the prior year was primarily due to higher labor and labor related expenses, promotional expenses and occupancy costs, partially offset by the impact of the disposition of the freestanding drug stores in Fiscal 1995 and a curtailment gain of $2.0 million due to the elimination of postretirement medical coverage for active non-union associates in Fiscal 1996. SG&A for the six-month period of Fiscal 1996 also included a first quarter provision of $5.8 million representing the termination costs for two

                              PATHMARK STORES, INC.


former executives of the Company and a first quarter gain of $5.6 million recognized on the sale of certain real estate.

  DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization of $21.4 million for the second quarter of Fiscal 1996 was $1.3 million higher than the prior year of $20.1 million. For the six-month period of Fiscal 1996 depreciation and amortization of $42.0 million was $2.0 million higher than the prior year of $40.0 million. The increase in depreciation and amortization expense for the second quarter and six-month period of Fiscal 1996 compared to the prior year was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.75 million and $0.65 million in the second quarter of Fiscal 1996 and Fiscal 1995, respectively, and $1.5 million and $1.3 million for the six-month period of Fiscal 1996 and Fiscal 1995, respectively.

  DISPOSITION OF FREESTANDING DRUG STORES:

    During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores and, on July 28, 1995, completed the sale of 30 of its freestanding drug stores, including merchandise inventory, to Rite-Aid Corporation for $59.9 million. The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Five of the remaining six freestanding drug stores closed during Fiscal 1995 and the sixth store closed during the second quarter of Fiscal 1996.

  OPERATING EARNINGS:

    Operating earnings for the second quarter of Fiscal 1996 were $38.3 million compared with the prior year of $41.2 million. For the six-month period of Fiscal 1996, operating earnings were $70.0 million compared with $84.9 million for the prior year. The decrease in operating earnings during the second quarter of Fiscal 1996 compared to the prior year was due to higher SG&A and depreciation and amortization expense, partially offset by higher gross profit. The decrease in operating earnings during the six-month period of Fiscal 1996 compared to the prior year was due to lower sales in the first quarter of Fiscal 1996 and higher SG&A and depreciation and amortization expense.

  INTEREST EXPENSE:

    Interest expense was $40.5 million for the second quarter of Fiscal 1996 compared to $41.9 million in the prior year and $80.4 million for the six-month period of Fiscal 1996 compared to $83.0 million in the prior year primarily due to reductions in the Term Loan along with lower interest rates.

  INCOME TAXES:

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit for the second quarter and the six-month period of Fiscal 1996 was $0.7 million and $4.0 million, respectively. Although the Company generated a $4.0 million income tax benefit for the six-month period, management expects an annual tax provision as a result of taxable income for the full fiscal year. The income tax benefit for the second quarter and the six-month period of Fiscal 1995 was $1.7 million and $1.3 million, respectively, reflecting the reversal of the valuation allowance related to the deferred income tax assets.

    During the six-month period of Fiscal 1996, the Company made income tax payments of $4.0 million and received income tax refunds of $0.9 million. During the six-month period of Fiscal 1995,

                              PATHMARK STORES, INC.


the Company made income tax payments of $2.3 million and received income tax refunds of $8.0 million.

  EXTRAORDINARY ITEMS:

    During the second quarter of Fiscal 1996, in connection with the proceeds from the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.2 million.

    During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees resulting in a net loss on early extinguishment of debt of $0.7 million.

  SUMMARY OF OPERATIONS:

    For the second quarter of Fiscal 1996, the Company's net loss was $1.6 million compared to net earnings of $16.5 million for the prior year. The decrease in net earnings for the second quarter of Fiscal 1996 compared to the prior year was due to lower operating earnings, the gain on the disposition of the freestanding drug stores in Fiscal 1995 and a higher income tax benefit in Fiscal 1995, partially offset by lower interest expense in Fiscal 1996.

    For the six-month period of Fiscal 1996, the Company's net loss was $7.2 million compared to net earnings of $18.8 million for the prior year. The decrease in net earnings for the six-month period of Fiscal 1996 compared to the prior year was due to lower operating earnings, an extraordinary loss on early extinguishment of debt and the gain on disposition of the freestanding drug stores in Fiscal 1995, partially offset by lower interest expense and a higher income tax benefit in Fiscal 1996.

FINANCIAL CONDITION

  DEBT SERVICE:

    During the six-month period of Fiscal 1996, total debt decreased $2.1 million from Fiscal 1995 year end primarily due to scheduled Term Loan repayments partially offset by borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes. Borrowings under the Working Capital Facility were $62.0 million at August 3, 1996 and have decreased to $28.5 million at September 12, 1996.

    In conjunction with the reacquisition of the Plainbridge capital stock, the outstanding obligations of Plainbridge under its credit agreement were satisfied by the Company and the Plainbridge credit agreement was terminated. The Company simultaneously entered into an amendment to its credit agreement with its existing lenders increasing the Company's Working Capital Facility from $175 million to $200 million (of which the maximum of $125.0 million can be in letters of credit) to satisfy any additional liquidity needs and prospectively modifying certain of its financial covenants to take into account the operations of Plainbridge. The Working Capital Facility is subject to an annual cleandown provision. Under the terms of the cleandown provision, in each fiscal year loans cannot exceed $60.0 million (formerly $50.0 million) under the Working Capital Facility for a period of 30 consecutive days. The Company satisfied the terms of the Fiscal 1996 cleandown provision during the first quarter.

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

                              PATHMARK STORES, INC.


    The majority of the cash interest payments are scheduled in the second and fourth quarters.

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):

                                                                PRINCIPAL
          FISCAL YEARS                                           PAYMENTS
                                                                ----------
            1996(a) ......................................         $ 30.7
            1997 .........................................           55.5
            1998 .........................................          156.0
            1999 .........................................          128.1
            2000 .........................................           50.2
            2001 .........................................           50.0
            2002 .........................................          194.8
            2003 .........................................          599.0

- ----------
(a) Subsequent to August 3, 1996.

  LIQUIDITY:

    The consolidated financial statements of the Company indicate that at August 3, 1996, current liabilities exceed its current assets by $182.0 million and the stockholder's deficit approximates $1.03 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants, which include certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

    The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Term Loan, the Working Capital Facility and certain mortgages in Fiscal 1998, the amortization and subsequent maturity of the balance of the Term Loan in Fiscal 1999 and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness. While it is the Company's intention to enter into refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of outstanding indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.

                              PATHMARK STORES, INC.


  CAPITAL EXPENDITURES:

    Capital expenditures for the second quarter of Fiscal 1996, including property acquired under capital leases, were approximately $27.8 million compared to approximately $20.8 million for the prior year and for the six-month period of Fiscal 1996 were approximately $43.0 million compared to $36.9 million for the prior year. During the six-month period of Fiscal 1996, the Company opened three new Pathmark 2000 format stores, two of which replaced smaller stores, and completed six major renovations and enlargements to existing supermarkets. During the remainder of Fiscal 1996, the Company plans to open as many as three new Pathmark 2000 format stores and complete up to 21 major renovations and enlargements.

  CASH FLOWS:

    Cash provided by operating activities amounted to $35.7 million in the six-month period of Fiscal 1996 compared to $57.4 million in the prior year. The decrease in net cash provided by operating activities is primarily due to a decline in cash provided by operating assets and liabilities and a decrease in net earnings. Cash used for investing activities in the six-month period of Fiscal 1996 was $17.0 million primarily due to expenditures of property and equipment, partially offset by proceeds from property dispositions. During the six-month period of Fiscal 1995, cash provided by investing activities was $39.6 million primarily reflecting the net proceeds from the disposition of the freestanding drug stores and the disposal of the home centers segment, partially offset by expenditures for property and equipment. Cash used for financing activities in the six-month period of Fiscal 1996 was $21.5 million compared to $108.9 million in the prior year. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the Working Capital Facility, a decrease in dividends to PTK and a paydown of $25.0 million on the Term Loan in Fiscal 1995 in conjunction with the disposition of the freestanding drug stores, partially offset by a decrease in book overdrafts.

                              PATHMARK STORES, INC.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the quarter for which this report has been filed.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                 PATHMARK STORES, INC.


                                 BY                /S/ RON MARSHALL
                                        ---------------------------------------
                                                     (RON MARSHALL)
                                                EXECUTIVE VICE PRESIDENT
                                              AND CHIEF FINANCIAL OFFICER





                                  BY              /S/ JOSEPH ADELHARDT
                                        ---------------------------------------
                                                   (JOSEPH ADELHARDT)
                                         SENIOR VICE PRESIDENT AND CONTROLLER,
                                                CHIEF ACCOUNTING OFFICER

DATE:   SEPTEMBER 16, 1996