Form 10-Q
period 1996-11-02
PATHMARK STORES INC
filed 1996-12-17
CIK 95585

===============================================================================
                           SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549

                                      --------------

                                        FORM 10-Q
                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                            OF THE SECURITIES EXCHANGE ACT OF 1934

                                      --------------

         FOR THE QUARTER ENDED                  COMMISSION FILE NUMBER
             NOVEMBER 2, 1996                             1-5287

                                 PATHMARK STORES, INC.
                 (Exact name of registrant as specified in its charter)

                  DELAWARE                                    22-2879612
       (State of other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

        301 BLAIR ROAD, P.O. BOX 5301                         07095-0915
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

                     Yes       X                       No
                            ------                         ------

     As of November 2, 1996, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

================================================================================

                      PART 1. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      PATHMARK STORES, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (IN THOUSANDS)

                                                                         13 WEEKS ENDED              39 WEEKS ENDED
                                                                  --------------------------    --------------------------
                                                                  NOVEMBER 2,     OCTOBER 28,    NOVEMBER 2,    OCTOBER 28,
                                                                     1996           1995           1996           1995
                                                                  -----------    -----------    -----------    -----------

Sales .........................................................    $   973,786    $   991,923    $ 2,929,470    $ 3,045,632

Cost of sales (exclusive of
  depreciation and amortization shown
  separately below)............................................        683,276        709,500        2,057,398    2,171,568
                                                                   -----------    -----------    -----------    -----------

Gross profit...................................................        290,510        282,423          872,072      874,064

Selling, general and administrative expenses...................        235,583        229,401        705,061        696,086

Depreciation and amortization .................................         20,488         20,100         62,537         60,128
                                                                   -----------    -----------    -----------    -----------

Operating earnings.............................................         34,439         32,922        104,474        117,850

Gain on disposition of freestanding drug stores ...............            --             --             --          15,535

Interest expense...............................................        (40,304)       (40,318)      (120,663)      (123,306)
                                                                   -----------    -----------    -----------    -----------

Earnings (loss) before income tax benefit and
 extraordinary items...........................................         (5,865)        (7,396)       (16,189)        10,079

Income tax benefit.............................................          2,314          3,673          6,334          5,021
                                                                   -----------    -----------    -----------    -----------

Earnings (loss) before extraordinary items.....................         (3,551)        (3,723)        (9,855)        15,100

Extraordinary items, net of an income tax benefit..............             --            --            (877)          --
                                                                   -----------    -----------    -----------    -----------

Net earnings (loss) ...........................................    $    (3,551)   $    (3,723)   $   (10,732)   $    15,100
                                                                   ===========    ===========    ===========    ===========


          See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.


                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 NOVEMBER 2,     FEBRUARY 3,
                                                                   1996             1996
                                                              --------------  -------------
  ASSETS

Current Assets

  Cash and cash equivalents ...........................       $    11,122    $    11,648
  Accounts receivable, net ............................            11,340         10,553
  Merchandise inventories .............................           230,800        225,448
  Deferred income taxes ...............................             2,935          4,156
  Prepaid expenses ....................................            26,543         25,189
  Income taxes receivable .............................             1,900           --
  Due from suppliers ..................................            14,461         13,178
  Other current assets ................................             5,642          5,854
                                                              -----------    -----------
         Total Current Assets .........................           304,743        296,026
Property and Equipment, Net ...........................           597,462        602,888
Deferred Financing Costs, Net .........................            29,941         33,685
Deferred Income Taxes .................................            18,706         13,243
Other Assets ..........................................            40,299         39,915
                                                              -----------    -----------

                                                              $   991,151    $   985,757
                                                              ===========    ===========

         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities

  Accounts payable ....................................       $   187,094    $   184,082
  Book overdrafts                                                  38,007         43,720
  Current maturities of long-term debt ................            69,842         51,753
  Income taxes payable ................................              --            4,057
  Accrued payroll and payroll taxes ...................            52,027         54,322
  Current portion of lease obligations ................            21,316         20,680
  Accrued interest payable ............................            19,244         19,309
  Accrued expenses and other current liabilities                   87,853         91,223
                                                              -----------    -----------
         Total Current Liabilities ....................           475,383        469,146
                                                              -----------    -----------

Long-Term Debt ........................................         1,195,986      1,214,645
                                                              -----------    -----------
Lease Obligations, Long-Term ..........................           165,139        140,161
                                                              -----------    -----------
Other Noncurrent Liabilities ..........................           189,606        186,036
                                                              -----------    -----------
Commitments and Contingencies (Note 7)
Stockholder's Deficit
  Common Stock, $.10 par value ........................              --             --
         Authorized, issued and outstanding: 100 shares
  Paid-in Capital .....................................            65,303         65,303
  Accumulated Deficit .................................        (1,100,266)    (1,089,534)
                                                              -----------    -----------
         Total Stockholder's Deficit ..................        (1,034,963)    (1,024,231)
                                                              -----------     ----------
                                                                  991,151    $   985,757
                                                              ===========    ===========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                                 (IN THOUSANDS)

           See notes to consolidated financial statements (unaudited).

                                                                                                    TOTAL
                                                        COMMON        PAID-IN      ACCUMULATED   STOCKHOLDER'S
                                                         STOCK        CAPITAL       DEFICIT         DEFICIT
                                                      ------------   -----------   ------------    -----------

Balance, February 3, 1996......................            $    --     $  65,303    $(1,089,534)   $(1,024,231)
  Net loss ....................................                 --            --        (10,732)       (10,732)
                                                       -----------   -----------    -----------    -----------

Balance, November 2, 1996......................            $    --     $  65,303    $(1,100,266)   $(1,034,963)
                                                       ===========    ===========   ===========     ==========


Balance, January 28, 1995......................            $    --     $  91,809    $(1,122,281)   $(1,030,472)
  Net earnings ................................                 --            --         15,100         15,100
  Dividend to PTK Holdings, Inc.,
    in conjunction with the disposition
    of the freestanding drug stores                             --       (21,800)          --          (21,800)
  Dividend to PTK Holdings, Inc.,
    in conjunction with the disposal
    of the home centers segment ...............                 --        (4,706)          --           (4,706)
                                                       -----------    ----------     -----------   -----------

Balance, October 28, 1995......................            $    --     $  65,303    $(1,107,181)   $(1,041,878)
                                                       ===========    ==========    ============   ===========


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     39 WEEKS ENDED
                                                                          ----------------------------------
                                                                            NOVEMBER 2,      OCTOBER 28,
                                                                               1996              1995
                                                                          ----------------  ---------------
Operating Activities
Net earnings (loss) .......................................................   $ (10,732)     $  15,100
Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
  Extraordinary loss on early extinguishment of debt ......................         877           --
  Depreciation and amortization ...........................................      65,120         62,078
  Deferred income tax benefit..............................................      (4,908)       (15,926)
  Interest accruable but not payable ......................................      12,344         11,123
  Amortization of original issue discount .................................         265            265
  Amortization of debt issuance costs .....................................       5,555          5,341
  (Gain) loss on disposal of property and equipment .......................      (5,332)            38
  Gain on disposition of freestanding drug stores .........................          --        (15,535)
  Cash provided by (used for) operating assets and liabilities: ...........
    Accounts receivable, net ..............................................        (787)         2,312
    Merchandise inventories ...............................................      (5,352)           867
    Income taxes ..........................................................      (5,344)        16,032
    Other current assets ..................................................      (3,504)         3,453
    Other assets...........................................................      (1,245)        (2,915)
    Accounts payable ......................................................       3,012         10,561
    Accrued interest payable ..............................................         (65)        19,617
    Accrued expenses and other current liabilities ........................      (8,278)       (14,172)
    Other noncurrent liabilities ..........................................       3,571          1,138
                                                                              ---------      ---------
      Cash provided by operating activities ...............................      45,197         99,377
                                                                              ---------      ---------
Investing Activities
  Property and equipment expenditures .....................................     (38,023)       (52,936)
  Proceeds from disposition of property and equipment .....................       8,059            831
  Proceeds from disposal of home centers segment ..........................        --            4,706
  Net proceeds from disposition of freestanding drug stores ...............        --           59,876
                                                                              ---------      ---------
      Cash provided by (used for) investing activities ....................     (29,964)        12,477
                                                                              ---------      ---------
Financing Activities
  Increase (decrease) in Working Capital Facilities borrowings ............     25,000        (31,000)
  Decrease in Term Loan ...................................................    (32,890)       (50,589)
  Decrease in book overdrafts .............................................     (5,713)       (11,358)
  Increase in other borrowings ............................................      2,052          6,559
  Repayment of other long-term borrowings .................................     (7,342)        (3,929)
  Reduction in lease obligations ..........................................    (14,993)       (13,228)
  Premiums incurred in early extinguishment of debt .......................       (352)          --
  Proceeds from lease financing ...........................................     21,405           --
  Deferred financing fees .................................................     (2,926)          --
  Dividend to PTK Holdings, Inc. ..........................................       --          (26,506)
                                                                             ---------      ---------
         Cash used for financing activities ...............................    (15,759)      (130,051)
                                                                             ---------      ---------
Decrease in cash and cash equivalents .....................................       (526)       (18,197)
Cash and cash equivalents at beginning of period ..........................     11,648         22,012
                                                                             ---------      ---------
Cash and cash equivalents at end of period ................................  $  11,122      $   3,815
                                                                             =========      =========
Supplemental Disclosures of Cash Flow Information
  Interest paid ...........................................................  $  98,946      $  82,598
                                                                             =========      =========
  Income taxes paid .......................................................  $   3,970      $   2,767
                                                                             =========      =========
Noncash Investing and Financing Activities
  Capital lease obligations ...............................................  $  24,424      $  21,609
                                                                             =========      =========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

     Pathmark Stores, Inc. (the "Company") is a regional supermarket operating 143 supermarkets as of November 2, 1996, including 52 Pathmark 2000 format stores, primarily in the New York-New Jersey and Philadelphia metropolitan areas. The Company is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). On March 1, 1996, the Company reacquired all of the outstanding capital stock of Plainbridge, Inc. ("Plainbridge") by means of a capital contribution from PTK. Since the acquisition of the capital stock of Plainbridge is a transfer of interest among entities under common control, it is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations of the combined entity for all periods.

     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended February 3, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission, except for the new accounting standard adopted effective February 4, 1996 (see Note 2). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended February 3, 1996.

     The accompanying consolidated financial statements of the Company indicated that, at November 2, 1996, current liabilities exceed current assets by $170.6 million and stockholder's deficit approximates $1.03 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. The Company was in compliance with its various debt covenants at the end of the third quarter of Fiscal 1996. In December 1996, the Company amended its bank credit agreement ("Bank Credit Agreement") with its existing lenders modifying certain of its covenants, including those financial covenants concerning levels of operating cash flow (as defined), minimum interest coverage and maximum leverage ratio.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year.

     Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

NOTE 2--NEW ACCOUNTING STANDARD

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

                              PATHMARK STORES, INC.

NOTE 2--NEW ACCOUNTING STANDARD--(CONTINUED)

     Selling, general and administrative expenses for the 39 weeks ended November 2, 1996 are net of a gain of $5.6 million related to the sale of certain real estate.

NOTE 3--LONG-TERM DEBT

     Long-term debt is comprised of the following (dollars in thousands):

                                                NOVEMBER 2,          FEBRUARY 3,
                                                   1996                 1996
                                               ------------         ------------

Term Loan....................................   $   255,065         $  287,955
Working Capital Facilities...................        71,000             46,000
9.625% Senior Subordinated Notes due 2003....       437,692            437,426
10.75% Deferred Coupon Notes due 2003........       164,225            151,881
12.625% Subordinated Debentures due 2002.....        95,750             95,750
11.625% Subordinated Notes due 2002..........       199,017            199,017
Debt payable to Holdings.....................           983                983
Industrial revenue bonds.....................         6,375              6,375
Other debt (primarily mortgages).............        35,721             41,011
                                               ------------         -----------

Total debt...................................     1,265,828          1,266,398
Less: current maturities.....................        69,842             51,753
                                                 ------------       -----------

Long-term portion..............................    $1,195,986         $1,214,645
                                                 ============       ===========


NOTE 4--INTEREST EXPENSE

         Interest expense is comprised of the following (dollars in thousands):

                                                                    13 WEEKS ENDED          39 WEEKS ENDED
                                                              ---------------------------------------------------
                                                              NOVEMBER 2,  OCTOBER 28,  NOVEMBER 2,   OCTOBER 28,
                                                                1996          1995         1996          1995
                                                              ---------    ---------    ----------   -----------
Term Loan .................................................... $ 5,519      $ 6,494     $ 17,233     $ 22,149
Working Capital Facilities....................................   1,299        1,015        3,955        3,995
9.625% Senior Subordinated Notes due 2003.....................
     Amortization of original issue discount .................      88           88          265          265
     Currently payable........................................  10,588       10,588       31,763       31,763
10.75% Deferred Coupon Notes due 2003
     Accrued but not payable .................................   4,222        3,805       12,344       11,123
12.625% Subordinated Debentures due 2002......................   3,022        3,022        9,066        9,066
11.625% Subordinated Notes due 2002 ..........................   5,813        5,813       17,438       17,438
Amortization of debt issuance costs ..........................   1,918        1,783        5,555        5,341
Obligations under capital leases .............................   4,277        4,116       13,302       12,200
Other, net ...................................................   3,558        3,594        9,742        9,966
                                                              ---------    ---------    --------   -----------
Interest expense .............................................$ 40,304     $ 40,318     $120,663     $123,306
                                                              =========    =========    ========   ===========


     The majority of the cash interest payments are scheduled in the second and fourth quarters. However, the November 1 semi-annual interest payment of $21.2 million on the 9.625% Senior Subordinated Notes was paid in the third quarter of Fiscal 1996 and the fourth quarter of Fiscal 1995 due to the timing of the quarter end dates.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 5--EXTRAORDINARY ITEMS

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

NOTE 6--LEASE FINANCING

     During the third quarter of Fiscal 1996, the Company sold three of its supermarket properties for $19.3 million, net of fees of $1.4 million and income taxes of $0.7 million and simultaneously leased back the properties. The net proceeds were used to paydown debt, primarily the Working Capital Facility. Due to the Company's continuing involvement in such properties, no gain has been recorded and the transaction has been accounted for as a financing, with the associated liability of $21.4 million included in Lease Obligations.

NOTE 7--CONTINGENCIES

     In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into leases for certain real estate properties with Rickel Home Centers Inc. ("Rickel"), as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $6.9 million. In addition, as part of the sale, the Company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of February 3, 1996, the estimated present value of obligations under the Assumed Liabilities approximated $33.0 million.

     In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In April 1996, the Company filed its proofs of claim in connection with the bankruptcy proceedings. In August 1996, Rickel filed an order with the Bankruptcy court to reject a third party lease. The estimated present value of this lease obligation is approximately $5.1 million. In November 1996, Rickel filed an order with the Bankruptcy Court to reject four Leases with aggregate annual rentals of approximately $2.4 million. The Company is actively marketing these properties to other prospective tenants. Since the bankruptcy is not concluded, the Company cannot determine whether Rickel will reject any additional Leases or the extent to which the Company may become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

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

                              PATHMARK STORES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed herein, with the exception of historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates and the general economic conditions in the Company's trading areas.

RESULTS OF OPERATIONS

     SALES:

     Sales for the third quarter of Fiscal 1996 were $973.8 million compared to $991.9 million in the prior year. For the nine-month period, sales were $2,929.5 million compared to $3,045.6 million in the prior year. Fiscal 1996 sales were impacted by the disposition of the freestanding drug stores during Fiscal 1995. Sales generated by the freestanding drug stores were $11.2 million in the third quarter of Fiscal 1995 and $97.7 million in the nine-month period of Fiscal 1995. Same store sales from supermarkets decreased 1.3% in both the third quarter and the nine-month period primarily due to a significant increase in competitive new store openings and remodels.

     At quarter end, the Company operated 143 supermarkets, including 52 Pathmark 2000 format stores compared with the end of Fiscal 1995 when the Company operated 144 supermarkets, including 44 Pathmark 2000 format stores.

     GROSS PROFIT:

     Gross profit for the third quarter of Fiscal 1996 was $290.5 million or 29.8% of sales compared with $282.4 million or 28.5% of sales for the prior year and for the nine-month period was $872.1 million or 29.8% of sales compared with $874.1 million or 28.7% for the prior year. Excluding the impact of the disposition of the freestanding drug stores, gross profit as a percentage of sales was 28.6% for the third quarter and 28.9% for the nine-month period of Fiscal 1995. The improvement in gross profit as a percentage of sales for the third quarter and nine-month period of Fiscal 1996 compared to the prior year was primarily due to increased focus on merchandising programs, the impact of the disposition of the freestanding drug stores, as well as the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments particularly high margin perishables. The decrease in gross profit for the nine-month period of Fiscal 1996 of $872.1 million compared to the prior year of $874.1 million was primarily attributable to the lower sales, as discussed above, in the first quarter of Fiscal 1996. The cost of goods sold comparisons were affected by a pretax LIFO charge which was zero for the third quarter of Fiscal 1996 and $0.8 million for the prior year, and a pretax LIFO charge of $1.7 million and $2.1 million for the nine-month period of Fiscal 1996 and Fiscal 1995, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

     SG&A for the third quarter of Fiscal 1996 increased $6.2 million or 2.7% compared to the prior year and increased $9.0 million or 1.3% for the nine-month period compared with the prior year. SG&A, on a proforma basis eliminating the SG&A impact of the freestanding drug stores, increased 3.9% and 4.7%, respectively, for the third quarter and nine-month period compared to the prior year. As a percentage of sales, SG&A were 24.2% for the third quarter of Fiscal 1996, up from 23.1% in the prior year and were 24.1% for the nine-month period of Fiscal 1996, up from 22.9% the prior year. The increase in SG&A as a percentage of sales for the third quarter and nine-month period of Fiscal 1996 compared to the prior year was primarily due to the impact of lower sales, higher labor and labor related expenses, coupon expense,

                             PATHMARK STORES, INC.

claims expenses and occupancy costs, partially offset by lower advertising expenses and the impact of the disposition of the freestanding drug stores in Fiscal 1995. SG&A for the nine-month period of Fiscal 1996 also included a first quarter provision of $5.8 million representing the termination costs for two former executives of the Company, a first quarter gain of $5.6 million recognized on the sale of certain real estate and a curtailment gain of $2.0 million due to the elimination of postretirement medical coverage for active non-union associates in Fiscal 1996.

     DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization of $20.5 million for the third quarter of Fiscal 1996 was $0.4 million higher than the prior year of $20.1 million. For the nine-month period of Fiscal 1996 depreciation and amortization of $62.5 million was $2.4 million higher than the prior year of $60.1 million. The increase in depreciation and amortization expense for the third quarter and nine-month period of Fiscal 1996 compared to the prior year was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.8 million and $0.65 million in the third quarter of Fiscal 1996 and Fiscal 1995, respectively, and $2.3 million and $1.95 million for the nine-month period of Fiscal 1996 and Fiscal 1995, respectively.

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

     OPERATING EARNINGS:

         Operating earnings for the third quarter of Fiscal 1996 were $34.4 million compared with the prior year of $32.9 million. For the nine-month period of Fiscal 1996, operating earnings were $104.5 million compared with $117.9 million for the prior year. The increase in operating earnings during the third quarter of Fiscal 1996 compared to the prior year was due to higher gross profit, partially offset by higher SG&A. The decrease in operating earnings during the nine-month period of Fiscal 1996 compared to the prior year was due to lower sales and higher SG&A and depreciation and amortization expense.

     INTEREST EXPENSE:

     Interest expense was $40.3 million in both the third quarters of Fiscal 1996 and Fiscal 1995 and $120.7 million for the nine-month period of Fiscal 1996 compared to $123.3 million in the prior year primarily due to reductions in the Term Loan along with lower interest rates.

     INCOME TAXES:

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit for the third quarter and the nine-month period of Fiscal 1996 was $2.3 million and $6.3 million, respectively. The income tax benefit for the third quarter and the nine-month period of Fiscal 1995 was $3.7 million and $5.0 million, respectively. The income tax benefit of $5.0 million in the prior year reflects the reversal of the valuation allowance of $9.1 million related to the deferred income tax assets.

     During the nine-month period of Fiscal 1996, the Company made income tax payments of $4.0 million and received income tax refunds of $0.9 million. During the nine-month period of Fiscal 1995, the Company made income tax payments of $2.8 million and received income tax refunds of $8.1 million.

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

     SUMMARY OF OPERATIONS:

     For the third quarter of Fiscal 1996, the Company's net loss was $3.6 million compared to a net loss of $3.7 million for the prior year. The decrease in net loss for the third quarter of Fiscal 1996 compared to the prior year was due to higher operating earnings, partially offset by a lower income tax benefit.

     For the nine-month period of Fiscal 1996, the Company's net loss was $10.7 million compared to net earnings of $15.1 million for the prior year. The decrease in net earnings for the nine-month period of Fiscal 1996 compared to the prior year was due to lower operating earnings, an extraordinary loss on early extinguishment of debt and the gain on disposition of the freestanding drug stores in Fiscal 1995, partially offset by lower interest expense and a higher income tax benefit in Fiscal 1996.

         For the month of November 1996, total sales and same store sales were below the comparable prior year period and the Company expects this trend to continue throughout the remainder of the fourth quarter. The Company is restructuring its operations to reduce operating costs, refocus on its core business and improve customer service. In conjunction with this process, the Company anticipates recording a restructuring charge in the fourth quarter.

FINANCIAL CONDITION

     DEBT SERVICE:

     During the nine-month period of Fiscal 1996, total debt decreased $0.6 million from Fiscal 1995 year end primarily due to Term Loan repayments of $32.9 million, including repayments of $1.7 million from asset sale proceeds, partially offset by borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes. Borrowings under the Working Capital Facility were $71.0 million at November 2, 1996 and have decreased to $47.0 million at December 12, 1996.

     During the third quarter of Fiscal 1996, the Company sold three of its supermarket properties for $19.3 million, net of fees of $1.4 million and income taxes of $0.7 million and simultaneously leased back the properties. The net proceeds were used to paydown debt, primarily the Working Capital Facility.

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

                             PATHMARK STORES, INC.

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

     The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):

                                                    PRINCIPAL
            FISCAL YEARS                             PAYMENTS
                                                   -----------
              1996(a) ..........................   $  19.3
              1997 .............................      65.4
              1998 .............................     155.6
              1999 .............................     127.2
              2000 .............................      50.2
              2001 .............................      50.0
              2002 .............................     194.8
              2003 .............................     603.3
----------
(a)  Subsequent to November 2, 1996.

     LIQUIDITY:

     The consolidated financial statements of the Company indicate that at November 2, 1996, current liabilities exceed its current assets by $170.6 million and the stockholder's deficit approximates $1.03 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. The Company was in compliance with its various debt covenants at the end of the third quarter of Fiscal 1996. In December 1996, the Company amended its Bank Credit Agreement with its existing lenders modifying certain of its covenants, including those financial covenants concerning levels of operating cash flow (as defined), minimum interest coverage and maximum leverage ratio.

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

     CAPITAL EXPENDITURES:

     Capital expenditures for the third quarter of Fiscal 1996, including property acquired under capital leases, were approximately $19.4 million compared to approximately $36.7 million for the prior year and for the nine-month period of Fiscal 1996 were approximately $62.4 million compared to $73.7 million for the prior year. During the nine-month period of Fiscal 1996, the Company opened three new Pathmark 2000 format stores, two of which replaced smaller stores, and completed 18 major renovations and enlargements to existing supermarkets. Subsequent to November 2, 1996, the Company opened one new Pathmark 2000 format store and plans to complete up to four major renovations and enlargements during the remainder of Fiscal 1996.

     CASH FLOWS:

     Cash provided by operating activities amounted to $45.2 million in the nine-month period of Fiscal 1996 compared to $99.4 million in the prior year. The decrease in net cash provided by operating activities is primarily due to a decline in cash provided by operating assets and liabilities and a decrease in net earnings. Cash used for investing activities in the nine-month period of Fiscal 1996 was $30.0 million primarily due to expenditures of property and equipment, partially offset by proceeds from property dispositions. Cash provided by investing activities in the nine-month period of Fiscal 1995 was $12.5 million primarily reflecting the net proceeds from the disposition of the freestanding drug stores and the disposal of the home centers segment, partially offset by expenditures for property and equipment. Cash used for financing activities in the nine-month period of Fiscal 1996 was $15.8 million compared to $130.1 million in the prior year. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the Working Capital Facility, the proceeds from the lease financing of three supermarket locations, a decrease in dividends to PTK and a paydown of $25.0 million on the Term Loan in Fiscal 1995 in conjunction with the disposition of the freestanding drug stores, partially offset by a decrease in book overdrafts.

                             PATHMARK STORES, INC.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     One report on Form 8-K has been filed during the quarter for which this report has been filed. On October 7, 1996, the registrant filed a report on Form 8-K reporting information under "Item 5. Other Events" concerning the announcement of James Donald as the new Chairman, President and Chief Executive Officer of the Company.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                           PATHMARK STORES, INC.

                              BY           /S/ RON MARSHALL
                                 ----------------------------------------------
                                               (RON MARSHALL)

                                         EXECUTIVE VICE PRESIDENT
                                        AND CHIEF FINANCIAL OFFICER

                              BY        /S/ JOSEPH ADELHARDT
                                  ---------------------------------------------
                                          (JOSEPH ADELHARDT)
                                    SENIOR VICE PRESIDENT AND CONTROLLER,
                                       CHIEF ACCOUNTING OFFICER






DATE:             December 16, 1996