Form 10-Q/A
period 1996-11-02
PATHMARK STORES INC
filed 1996-12-19
CIK 95585

===============================================================================
                           SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549

                                      --------------

                                        FORM 10-Q/A

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

                                PATHMARK STORES, INC.

                             PART II. OTHER INFORMATION


Item 6(a)   Exhibits


      Designation                 Description        Method of Filing
      -----------                 -----------        ----------------

      Exhibit 4.4(f)            Sixth Amendment to   Filed with this report
                                 Credit Agreement


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



Date:  December 19, 1996