Form 10-K405
period 1997-02-01
PATHMARK STORES INC
filed 1997-05-02
CIK 95585

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

  FOR THE FISCAL YEAR ENDED      COMMISSION FILE
       FEBRUARY 1, 1997               NUMBER
                                      1-5287

                             PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 22-2879612
 (State of other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

301 BLAIR ROAD, P.O. BOX 5301       07095-0915
    WOODBRIDGE, NEW JERSEY          (Zip Code)
    (Address of principal
      executive offices)

                                  908-499-3000
              (Registrant's telephone number, including area code)

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                         NAME OF EXCHANGE ON WHICH
        TITLE OF EACH CLASS                      REGISTERED
-----------------------------------  ----------------------------------
   JUNIOR SUBORDINATED DEFERRED           NEW YORK STOCK EXCHANGE
       COUPON NOTES DUE 2003

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES _X_                      NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 1, 1997, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

    Documents Incorporated by Reference:    None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS*

GENERAL

    The predecessor of the registrant was incorporated in the state of Delaware in June 1987 as a wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). In October 1987, Holdings acquired Supermarkets General Corporation. In 1990, Supermarkets General Corporation was merged into the registrant and the registrant retained the name Supermarkets General Corporation. In connection with the recapitalization referred to below, the registrant changed its name from Supermarkets General Corporation to Pathmark Stores, Inc. ("Pathmark" or the "Company").

    Pathmark consummated a recapitalization plan (the "Recapitalization") on October 26, 1993. In connection with the Recapitalization, its former parent, Holdings, transferred all of the capital stock of Pathmark to PTK Holdings, Inc. ("PTK"), a then newly formed, wholly owned subsidiary of Holdings. PTK was incorporated in the State of Delaware in 1993 and owns 100% of the capital stock of Pathmark.

    In connection with the Recapitalization, Pathmark contributed warehouse, distribution and transportation operations and the inventory therein that service the Pathmark supermarkets and drug stores and certain other assets to Plainbridge, Inc., a then newly formed subsidiary ("Plainbridge") and distributed the Capital Stock of Plainbridge to PTK (the "Plainbridge Spin-Off"). In addition, Pathmark contributed to Chefmark, Inc., a newly formed Delaware corporation ("Chefmark"), the Chefmark deli food preparation operations and a related warehouse and a leased banana ripening warehouse, and distributed the shares of Chefmark to Holdings (the "Chefmark Spin-Off", and, together with the Plainbridge Spin-Off"). In connection with the Plainbridge Spin-Off, Pathmark entered into a logistical services agreement with Plainbridge (the "Logistical Services Agreement") that provided for the continuing supply of merchandise to the Pathmark supermarkets and drug stores and for the provision of warehousing, distribution and logistical services relating to the supply of such merchandise. During the fiscal year ended February 1, 1997 ("Fiscal 1996"), PTK contributed 100% of the capital stock of Plainbridge to Pathmark, making Plainbridge a wholly owned subsidiary of Pathmark.

    During Fiscal 1996, Pathmark twice amended its existing bank credit agreement dated as of October 26, 1993, as amended, (the "Bank Credit Agreement") by prospectively modifying certain of its financial covenants (interest coverage, leverage and consolidated adjusted earnings before interest, taxes, depreciation and amortization) and, in connection with the contribution of Plainbridge shares to the Company, by increasing its working capital facility (the "Working Capital Facility") under the Bank Credit Agreement by $25 million to $200 million. Also, Pathmark and Plainbridge terminated the Logistical Services Agreement. As used herein, "Pathmark" or the "Company" means Pathmark and its wholly-owned subsidiaries.

    As part of its continuing policy to examine the productivity of its assets, Pathmark has decided to divest 12 supermarkets, all but one of which is located in its southern region.

BUSINESS

    At February 1, 1997, Pathmark operated 144 supermarkets primarily in the New York--New Jersey and Philadelphia metropolitan states. These metropolitan areas contain over 10% of the population and grocery sales in the United States.

------------------------

* Except as otherwise indicated, information contained in this Item is given as of February 1, 1997.

    The following table presents the market area, number of stores, selling and total square footage for Pathmark's supermarkets.

                                                                                                   SELLING
                                                                                    NUMBER OF      SQ. FT     TOTAL SQ. FT
                                  MARKET AREA                                        STORES        (000'S)       (000'S)
--------------------------------------------------------------------------------  -------------  -----------  -------------
NJ, NY, PA, DE, CT..............................................................          144         5,475         7,467

BUSINESS STRATEGY

    Pathmark's business strategy is to increase sales, profitability and market penetration in its existing markets by focusing on the following five operating priorities: concentrate on core business, Pathmark "smart" service, lower operating costs, spend capital wisely and have the right management team. By concentrating on and implementing these five priorities, the Company expects to accomplish its strategic goals (i) by providing superior perishable and non-perishable merchandise, value and service to its customers through its marketing, merchandising and customer service programs; (ii) through efficient use of capital to renovate and enlarge its existing store base; and (iii) through increased operating efficiencies.

MARKETING AND MERCHANDISING

- SUPER CENTER FORMAT. The average Pathmark Super Center is approximately 39% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets.

- PATHMARK 2000. Pathmark 2000 is a new, larger Super Center format designed to provide Pathmark customers with a substantially greater selection of quality perishable products. Pathmark 2000 stores are also designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates, particularly in the perishable departments. All of Pathmark's new supermarkets and enlargements completed in Fiscal 1996 employed the Pathmark 2000 concept, and Pathmark expects that all new stores and enlargements thereafter will employ the same concept. At February 1, 1997, 53 of Pathmark's supermarkets were Pathmark 2000s.

- FLEXIBLE MERCHANDISING. Pathmark believes that its large-store format gives it considerable flexibility to respond to changing consumer demands and competition by varying and enhancing its merchandise selection. Pathmark's "Big Deals" program, currently consisting of over 500 merchandise items offers large-sized merchandise at prices which Pathmark believes are competitive with those available in "warehouse" and "club" stores. Pathmark emphasizes competitive pricing plus weekly sales and promotions supported by extensive advertising, both in print and electronic media. Merchandising flexibility and effectiveness is enhanced through the increased utilization of a category management approach. In addition, Pathmark offers for sale over 3,000 items through its private label program.

- PHARMACY. Pathmark provides full pharmacy services in virtually all of its stores. Pathmark's broad market coverage within its marketing area has enabled it to become a leading filler of third-party prescriptions in this area. Pathmark believes that its well-established pharmacy operations provide a competitive advantage in attracting and retaining customers.

STORE EXPANSION AND RENOVATION PROGRAM

- NEW STORES, ENLARGEMENTS AND RENOVATIONS. During Fiscal 1996, Pathmark opened four new Pathmark 2000s (two of which replaced smaller stores), closed two other smaller stores, and completed 16 renovations and five enlargements. During the fiscal year ending January 31, 1998 ("Fiscal 1997"), Pathmark plans to open up to three new Pathmark 2000s (one of which has already opened), and to complete up to an aggregate of ten renovations and enlargements.

       Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a renovation or enlargement every five years. At the end of Fiscal 1996, Pathmark derived approximately 76% of its supermarket sales from stores that were opened, enlarged or renovated during the last five years.

- CORE MARKET FOCUS. Pathmark has identified over 50 potential locations for new supermarkets within its current marketing areas and expects that all new stores opened during the current and next two fiscal years will be located in these areas. Pathmark believes that, by opening stores in its current marketing areas, it can achieve additional operating economies and other benefits from its store expansion program without the risks and costs associated with opening stores in new marketing areas.

OPERATING EFFICIENCIES

- TECHNOLOGY. Pathmark has made a significant and continuing investment in information technology. All Pathmark supermarket checkout terminals have third-generation IBM 4680 scanner systems supported by a RISC 6000 application processor in each store. These systems allow consumer credit and electronic fund transfer ("EFT") transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of consumer transactions. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

- GEOGRAPHIC CONCENTRATION. All Pathmark supermarkets are located within 100 miles of the Pathmark headquarters and principal warehousing facilities that service them. This allows for more efficient management supervision, increased speed of delivery and reduced transportation costs. All of the stores, which Pathmark expects to open in the current fiscal year, will be within this 100 mile radius.

- COST REDUCTION. During the fourth quarter of Fiscal 1996, Pathmark, in an effort to reduce its costs, effectuated a 25% reduction in administrative headcount and held for divestiture 12 supermarkets, principally in its southern region.

PATHMARK SUPERMARKETS

    Pathmark operated 144 supermarkets at February 1, 1997. Super Centers accounted for approximately 97% of Pathmark's supermarket sales for Fiscal 1996. The following table presents selected data respecting supermarket sales and stores for the last five fiscal years.

                                                                                     FISCAL YEARS
                                                                 -----------------------------------------------------
                                                                   1996      1995(A)     1994       1993       1992
                                                                 ---------  ---------  ---------  ---------  ---------

                                                                                 (DOLLARS IN MILLIONS)
Supermarket sales..............................................  $   3,701  $   3,853  $   3,785  $   3,839  $   3,942
Average sales per Supermarket..................................       26.1       26.4(b)      25.9      25.4      24.7
Number of Supermarkets:
  Renovations(c)...............................................         16         14         14         12          8
  Enlargements(d)..............................................          5          4         11          5         10
  Opened.......................................................          4          5          4          4          3
  Closed.......................................................          4          4          6          5          3
Type of Supermarket(e):
  Pathmark 2000................................................         53         44         29         10          2
  Super Center.................................................         86         95        108        128        137
  Conventional.................................................          5          5          6          7          7
  Total Supermarkets Open at Year End..........................        144        144        143        145        146

------------------------

(a) Fiscal 1995 was a 53-week year.

(b) Computed on the basis of aggregate sales of stores open for the full year, based on a 52-week period.

(c) Renovations involve an investment of $350,000 or more and in Fiscal 1996 averaged nearly $1.5 million per store.

(d) Enlargements involve the addition of selling space and in Fiscal 1996 averaged an investment in excess of $3.7 million.

(e) Includes two stores not wholly owned. The sales figures for these stores are not included above.

    By industry standards, Pathmark stores are large and productive, averaging approximately 51,900 square feet in size and generating high average sales volume of approximately $26.1 million per store ($690 per selling square foot) for stores open for all of Fiscal 1996. Pathmark's 144 supermarkets at February 1, 1997 ranged from 26,000 to 66,500 square feet in size and included 132 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark, No Frills and Pathmark Preferred brands. All but seven supermarkets contained in-store pharmacy departments at year end.

    Pathmark pioneered the development of the large "superstore" in the Middle Atlantic States, opening the first "Pathmark Super Center" in 1977, and currently operates 139 such stores, including 53 "Pathmark 2000" stores. The majority of Super Centers were created through the enlargement or renovation of existing stores. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, videotape rental, a pharmacy, expanded produce department, meat department, cheese shop, bakery, seafood, service delicatessen department, expanded health and beauty care department and book department. All Super Centers have EFT and credit transaction capability at their checkout terminals, and 130 supermarkets also feature in-store automated teller machines. During 1996, the Company entered into master licensing agreements with two regional banking institutions to place up to 114 in-store banks in Pathmark supermarkets over the next three years. Each bank, which occupies approximately 400 square feet, offers a full array of financial services and is open seven days a week. The license agreements have an initial term of five years with optional renewal periods. At the close of Fiscal 1996, 13 stores had in-store banks within them and Pathmark expects to have 50 additional in-store banks by the end of Fiscal 1997.

    Pathmark has developed a new, larger Super Center format called "Pathmark 2000" designed to provide Pathmark customers with a substantially greater selection of perishable products, particularly produce. The average weekly sales for Pathmark 2000 stores in Fiscal 1996 was $28.5 million compared to $25.2 million for the balance of the chain. Pathmark 2000 stores are also designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. For example, Pathmark has recently introduced "GREAT" service, a customer service program emphasizing proactive inter-personal communication between store associates and customers. All of Pathmark's new supermarkets and a majority of supermarket enlargements completed in Fiscal 1996 employed the Pathmark 2000 concept and Pathmark expects that virtually all new stores and enlargements will employ the same concept.

    Pathmark's supermarket business is generally not seasonal, although sales in the second and fourth quarters tend to be slightly higher than those in the first and third quarters.

STORE EXPANSION AND RENOVATION PROGRAM

    A key of Pathmark's business strategy has been, and will continue to be, the expansion of the total selling square footage of its operations. Pathmark believes, that by adding new stores and increasing the selling area of existing stores, it can improve its competitive position and operating margins by achieving economies of scale in merchandising, advertising, distribution and supervision. During the five years ending with Fiscal 1996, Pathmark completed 99 renovations and enlargements and opened 20 new supermarkets. At the close of Fiscal 1996, sales in these stores accounted for approximately 76% of its total supermarket sales. Pathmark currently expects to open up to three new Pathmark "2000" Super Centers during Fiscal 1997 (one of which has already opened), none of which will replace smaller stores, and to complete up to ten renovations and enlargements.

ADVERTISING AND PROMOTION

    As part of its marketing strategy, Pathmark emphasizes value through its competitive pricing and weekly sales and promotions supported by extensive advertising. Additional savings are offered each week Pathmark "super coupons" in newspapers and circulars. Pathmark's advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers and advertising flyers distributed in stores, radio and television. Several years ago, Pathmark introduced "Smart Coupons" in its advertisements. With "Smart Coupons", customers no longer are required to cut out Pathmark coupons from its advertisement and physically present them at the cash registers. Rather, when a coupon item is scanned during the check-out process, the coupon savings is automatically deducted from the price. Pathmark believes that its "Smart Coupons" greatly convenience its customers and improve customer service at the checkout.

CONSUMER RESEARCH

    Pathmark conducts numerous ongoing and special consumer research projects. These typically involve customer surveys (both in-store and by telephone) as well as focus groups. The information derived from these projects is used to evaluate consumers' attitudes and purchasing patterns and helps shape Pathmark's marketing programs.

TECHNOLOGY

    Pathmark has made a significant and continuing investment in information technology. All Pathmark supermarket checkout terminals have third-generation IBM 4680 scanner systems supported by a RlSC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. This technology and the data generated by scanning have not only led to lower labor costs, improved price control, shelf allocation and quicker customer check-out, but have also assisted in the analysis of product movement, profit contribution and demographic merchandising. Pathmark also has a computer-assisted ordering system which enables it to replenish inventory to avoid "out of stocks" at store level while maintaining optimum overall inventory levels. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

    All of the pharmacies are equipped with pharmacy computers. In addition to improving customer service, these computers aid pharmacists in detecting drug interactions, improve the collection of third-party receivables and help to attract third-party businesses such as health maintenance organizations and union welfare plans.

    In August 1991, Pathmark entered into a long-term facilities management and systems integration agreement with IBM Company. Under the agreement, IBM has taken over Pathmark's data center operations, mainframe processing and information system functions, (formerly performed by approximately 150 employees) and is providing business applications and systems designed to enhance Pathmark's customer service and efficiency.

SUPPLY AND DISTRIBUTION

    Most of the merchandise sold in Pathmark's supermarkets is supplied through its distribution facilities located in New Jersey. In addition, pursuant to a supply agreement between Chefmark and Pathmark (the "Chefmark Supply Agreement"), Chefmark supplies Pathmark with merchandise from its banana ripening and deli food preparation operations. The Chefmark Supply Agreement provides that, for a period of seven years, such services are to be performed by Chefmark in substantially the same manner as they have been performed by Pathmark's banana ripening and deli food preparation operations prior to the Chefmark Spin-Off.

    All of Pathmark's stores are located within 100 miles of the principal Pathmark and Chefmark distribution centers. The following table presents information concerning the distribution and processing facilities through which Pathmark is supplied, and the product lines relevant to each.

                            DISTRIBUTION FACILITIES

                                                                                                SQUARE       YEAR
LOCATION                                             PRODUCT LINE                               FOOTAGE     OPENED
------------------------  -------------------------------------------------------------------  ---------  -----------
Woodbridge, NJ(1)         Dry Grocery                                                            475,000        1968
Edison, NJ(2)             General Merchandise, Health and Beauty Care Products,
                          Pharmaceuticals, Tobacco                                               266,000        1980
Woodbridge, NJ(1)         Meat, Dairy, Deli, Produce                                             255,000        1970
Dayton, NJ(2)             Frozen Food Distribution Center                                        112,000        1994
No. Brunswick, NJ(2)      Dry Grocery                                                            425,000        1996

                             PROCESSING FACILITIES

                                                                                                SQUARE       YEAR
LOCATION                                             PRODUCT LINE                               FOOTAGE     OPENED
------------------------  -------------------------------------------------------------------  ---------  -----------
Somerset, NJ(3)           Delicatessen Products                                                   16,000        1976
Avenel, NJ(4)             Banana Ripening                                                         30,000        1984

------------------------

(1) Owned by Pathmark.

(2) Leased by Pathmark.

(3) Owned by Chefmark.

(4) Leased by Chefmark.

COMPETITION

    The supermarket business is highly competitive and is characterized by high asset turnover and narrow profit margins. Pathmark's earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product purchasing and distribution, and cost-effective store operating and distribution techniques. Pathmark's main competitors are national and regional supermarkets, drug stores, convenience stores, discount merchandisers, "warehouse" and "club" stores and other local retailers in the areas served. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

    Pathmark has registered a variety of trade names, service marks and trademarks with the United States Patent and Trademark Office, each for an initial period of 20 years, renewable for as long as the use thereof continues. Pathmark considers its Pathmark service marks to be of material importance to its business and actively defends and enforces such service marks.

REGULATION

    Pathmark's food and drug business requires it to hold various licenses and to register certain of its facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, Pathmark is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of the licenses or registrations. In addition, most of Pathmark's licenses require periodic renewals. Pathmark has experienced no material difficulties with respect to obtaining, effecting or retaining its licenses and registrations.

EMPLOYEES

    At February 1, 1997, the Company employed approximately 29,700 people, of whom approximately 20,200 were employed on a part-time basis.

    Approximately 89% of the Company's employees are covered by 28 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 17 different local unions. During Fiscal 1997, eight contracts, covering approximately 13,000 Pathmark associates in 92 stores, will expire. The Company does not anticipate any difficulty in renegotiating these contracts.

    The Company believes that its relationship with its employees is generally satisfactory.

ITEM 2. PROPERTIES**

    Reference is made to the answer to Item 1, "Business" of this report for information concerning the states in which the Company's supermarkets and distribution facilities are located. See "Business of Pathmark-Supply and Distribution" in Item 1 of this report for information concerning the Company's distribution facilities.

    Pathmark's 144 supermarkets have an aggregate selling area of approximately
5.5 million square feet. Twenty of the supermarkets are owned by Pathmark and the remaining 124 are leased. These supermarkets either are freestanding stores or are located in shopping centers. Thirty leases expire during the current and next four calendar years and Pathmark has options to renew all of them.

    Pathmark owns its corporate headquarters in Woodbridge, NJ and maintains administrative and accounting offices in Carteret, New Jersey in leased premises totaling approximately 150,000 square feet in size.

    Most of the facilities owned by Pathmark are owned subject to mortgages. Pathmark plans to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale/leaseback or mortgage transactions with respect to owned properties if Pathmark believes such transactions are financially advantageous.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not in the aggregate have a material adverse impact on the financial condition, results of operations or business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

------------------------

** Except as otherwise indicated, information contained in this Item is given as of February 1, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS
  (AS OF APRIL 1, 1997)

    All of registrant's outstanding Common Stock is held by PTK and not traded on the public market. All of PTK's outstanding common stock is held by Holdings. All of Holdings outstanding common stock is held by SMG II Holdings Corporation ("SMG-II").

    The authorized preferred stock of Holdings consists of 9,000,000 shares of Exchangeable Preferred Stock, of which 4,890,671 shares were issued and outstanding at April 1, 1997 (the "Exchangeable Preferred Stock"). The Exchangeable Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when as, and if declared by the Board of Directors of Holdings.

    The Exchangeable Preferred Stock is non-voting, except that if an amount equal to six quarterly dividends is in arrears in whole or in part, the holders thereof, voting as a class are entitled to elect an additional two members of the board of directors of Holdings. Holdings is currently in arrears on payment of more than six quarterly dividends on the Exchangeable Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. The holders of the Exchangeable Preferred Stock reelected two persons to Holdings' Board of Directors at Holdings' 1996 annual meeting.

    The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 672,476 and 320,000 shares, respectively, were issued and outstanding at April 1, 1997, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are designated SMG-II Series A Preferred Stock, 1,500,000 shares are designated SMG-II Series B Preferred Stock, and 8,520 shares are designated SMG-II Series C Preferred Stock (the three series of Preferred Stock hereinafter collectively referred to as "SMG-II Preferred Stock").

    At April 1, 1997, there were outstanding 236,731 shares of SMG-II Series A Preferred Stock, 180,769 shares of SMG-II Series B Preferred Stock and 8,520 shares of SMG-II Series C Preferred Stock.

    SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 56 holders, including six affiliates of Merrill Lynch & Co., Inc. (The "ML Common Investors"), CBC Capital Partners, Inc. ("CBC"), an affiliate of Chase Manhattan Corp., and 49 current and former members of the Company's management (the "Management Investors"); (ii) SMG-II Series A Preferred Stock by five affiliates of Merrill Lynch & Co., Inc. (the "ML Preferred Investors", the ML Common Investors and ML Preferred Investors hereinafter collectively referred to as the "ML Investors"); (iii) SMG-II Class B Common Stock held by three holders, including CBC, The Equitable Life Assurance Society of the United States ("Equitable") and an affiliate of Equitable (collectively, the "Equitable Investors"); (iv) SMG-II Series B Preferred Stock held by three holders, including CBC and the Equitable Investors; and (v) SMG-II Series C Preferred Stock held by one Management Investor. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II. Subject to compliance with certain procedures, holders of shares of SMG-II Class B Common Stock may exchange their shares for shares of SMG-II Class A Common Stock and holders of shares of SMG-II Class A Common Stock may exchange their shares for shares of SMG-II Class B Common Stock, in each case on a share-for-shares basis. All holders of SMG-II capital stock are parties to a Stockholders Agreement dated as of February 4, 1991, as amended, with SMG-II (the "Stockholders Agreement").

    SMG-II Preferred Stock has a stated value and liquidation preference of $200 per share and bears dividends at the rate of 10% of the stated value per annum, payable annually. At the option of SMG-II, dividends are payable in cash or may accumulate (and the amount thereof shall compound annually).

    Holders of shares of SMG-II Series A Preferred Stock and SMG-II Series C Preferred Stock are entitled to one vote per share of SMG-II Class A Common Stock into which such SMG-II Series A Preferred Stock and SMG-II Series C Preferred Stock are convertible on all matters to be voted on by SMG-II stockholders, subject to increase to 1.11 votes per share upon the occurrence of certain events. Holders of shares of SMG-II Series B Preferred Stock are entitled to one vote per share of SMG-II Class B Common Stock into which such SMG-II Series B Preferred Stock is convertible for the purpose of voting on any consolidation or merger, sale, lease or exchange of substantially all of the assets or any liquidation, dissolution or winding up, of SMG-II. Additionally, holders of SMG-II Preferred Stock have separate voting rights with respect to alteration in the voting powers, rights and preferences and certain other terms affecting the SMG-II Preferred Stock. Subject to compliance with certain procedures, holders of SMG-II Series B Preferred Stock may exchange their shares for shares of SMG-II Series A Preferred Stock and holders of SMG-II Series A Preferred Stock may exchange their shares for shares of SMG-II Series B Preferred Stock, on a share-for-share basis. Each series of SMG-II Preferred Stock ranks PARI PASSU with each other series.

    At the option of the holder, SMG-II Preferred Stock is convertible into SMG-II Common Stock at any time, on or prior to the occurrence of certain events, including an initial public offering of in excess of 25% of the number of outstanding shares of common stock of SMG-II, at a conversion ratio of one share of the corresponding class of SMG-II Common Stock for each share of SMG-II Preferred Stock, subject to adjustment upon the occurrence of certain events.

    Holders of SMG-II Preferred Stock are party with the holders of SMG-II Common Stock to the Stockholders Agreement which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II. None of SMG-II's capital stock is publicly traded on any market. See item 12, "Security Ownership of Certain Beneficial Owners and Management."

    The payment of dividends to the holders of registrant's Common Stock is prohibited under the Company's Bank Credit Agreement and subject to restrictions in its other debt instruments. Pursuant to the consent of the lenders party to the Bank Credit Agreement, the Company paid dividends totaling $26.5 million to its sole stockholder during its fiscal year ended February 3, 1996. During Fiscal 1996, the Company paid no dividends to its sole stockholder. The Company does not currently anticipate paying dividends during Fiscal 1997.

ITEM 6. SELECTED FINANCIAL DATA

    The following table represents selected financial data for the last five fiscal years and should be read in conjunction with the Company's Consolidated Financial Statements in Item 8 of this report.

                             PATHMARK STORES, INC.
                 SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                 (IN MILLIONS)

                                                                                      FISCAL YEARS(A)
                                                                   -----------------------------------------------------
                                                                     1996       1995       1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
Sales(b).........................................................  $   3,710  $   3,972  $   3,968  $   4,021  $   4,110
Cost of sales(b) (exclusive of depreciation and amortization
  shown separately below)........................................      2,619      2,838      2,866      2,952      3,031
                                                                   ---------  ---------  ---------  ---------  ---------
Gross profit.....................................................      1,091      1,134      1,102      1,069      1,079
Selling, general and administrative expenses(b)..................        857        866        851        837        817
Depreciation and amortization(c).................................         89         80         75         70         69
Restructuring charge(d)..........................................          9         --         --         --         --
Lease commitment charge(e).......................................          9         --         --         --         --
Recapitalization expense(f)......................................         --         --         --         17         --
Provision for store closings(g)..................................         --         --         --          6         --
Amortization of goodwill.........................................         --         --         --         --         18
Goodwill write-off...............................................         --         --         --         --        601
                                                                   ---------  ---------  ---------  ---------  ---------
Operating earnings (loss)........................................        127        188        176        139       (426)
Interest expense, net(h).........................................       (161)      (165)      (148)      (172)      (183)
Gain on disposition of freestanding drug stores(i)...............         --         16         --         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
Earnings (loss) from continuing operations before income taxes, gain on disposal of home centers segment, extraordinary items
  and cumulative effect of accounting changes....................        (34)        39         28        (33)      (609)
Income tax benefit (provision)...................................         14         (6)        (4)        20         (8)
                                                                   ---------  ---------  ---------  ---------  ---------
Earnings (loss) from continuing operations before gain on
  disposal of home centers segment, extraordinary items and
  cumulative effect of accounting changes........................        (20)        33         24        (13)      (617)
Loss from discontinued operations................................         --         --         (2)        --         (1)
Gain on disposal of home centers segment, net of tax(j)..........         --         --         17         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
Earnings (loss) before extraordinary items and cumulative effect
  of accounting changes..........................................        (20)        33         39        (13)      (618)
Extraordinary items, net of tax(k)...............................         (1)        --         --        (97)        (5)
                                                                   ---------  ---------  ---------  ---------  ---------
Earnings (loss) before cumulative effect of accounting changes...        (21)        33         39       (110)      (623)
Cumulative effect of accounting changes, net of tax(l)...........         --         --         --        (38)        --
                                                                   ---------  ---------  ---------  ---------  ---------
Net earnings (loss)..............................................  $     (21) $      33  $      39  $    (148) $    (623)
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Ratio of earnings to fixed charges(m)............................         --      1.21x      1.16x         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Deficiency in earnings available to cover fixed charges(n).......  $      34  $      --  $      --  $      33  $     609
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

                                                                                            AS OF
                                                                    -----------------------------------------------------
                                                                     FEB. 1,    FEB. 3,   JAN. 28,   JAN. 29,   JAN. 30,
                                                                      1997       1996       1995       1994       1993
                                                                    ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Total assets......................................................  $     990  $     986  $   1,018  $   1,119  $   1,101
Working capital deficiency........................................        182        173        122        107         55
Obligations under capital leases, long-term.......................        175        140        127        132        127
Other long-term debt, net of current maturities...................      1,186      1,215      1,273      1,286      1,278
Stockholder's deficit.............................................     (1,042)    (1,024)    (1,030)    (1,001)      (967)

                             PATHMARK STORES, INC.
            NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

(a) The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Fiscal years consist of 52 weeks, except for 53 weeks in Fiscal 1995.

(b) Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1996 presentation, the most significant of which was the Company's change in reporting of Pathmark coupon expenses (excluding manufacturers' coupons). Prior to this change, Pathmark coupon expenses, net of any vendor reimbursements, were recorded in selling, general and administrative expenses. As a result of this change, Pathmark gross coupon expenses have now been recorded as a reduction of sales with any vendor reimbursements being recorded as a reduction of cost of goods sold.

(c) In Fiscal 1996, depreciation and amortization includes a $5 million pretax charge to write down certain fixed assets held for sale to their estimated net realizable values. See Note 7 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.

(d) During Fiscal 1996, the Company recorded a pretax charge of $9 million for reorganization and restructuring costs related to its administrative operations. See Note 3 of the Notes to Consolidated Financial Statements at
    Item 8, Part II of this Form 10-K.

(e) During Fiscal 1996, the Company recorded a pretax charge of $9 million related to unfavorable lease commitments of certain unprofitable stores in the Company's southern region. See Note 4 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.

(f) In connection with the Recapitalization in Fiscal 1993, the Company recorded a pretax charge of $17 million related to reorganization and restructuring costs.

(g) During Fiscal 1993, the Company decided to close or dispose of five stores and recorded a pretax charge of $6 million.

(h) Prior to Fiscal 1995, interest expense was net of interest charged to discontinued operations.

(i) During Fiscal 1995, the Company decided to dispose of its 36 freestanding drug stores. See Note 19 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.

(j) During Fiscal 1994, the Company sold its home centers segment, which resulted in a gain on sale of $17 million, net of $2 million of income taxes. See Note 20 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.

(k) During Fiscal 1996, the Company recorded an extraordinary charge of $1 million, net of an income tax benefit, related to the early extinguishment of debt. See Note 18 of the Notes to Consolidated Financial Statements at
    Item 8, Part II of this Form 10-K. During Fiscal 1993, in connection with the Recapitalization, the Company recorded an extraordinary charge of $97 million, net of an income tax benefit of $15 million, related to the early extinguishment of debt. During Fiscal 1992, the Company recorded an extraordinary charge of $5 million, net of an income tax benefit of $3 million, related to the early extinguishment of debt.

(l) The cumulative effect of accounting changes in Fiscal 1993 of $38 million, net of an income tax benefit of $28 million, reflects the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions"; the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"; the change in the method utilized to calculate last-in, first-out (LIFO) inventories; and the change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities. All of the accounting changes were made as of the beginning of Fiscal 1993.

(m) For the purpose of this calculation, earnings before fixed charges consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

(n) For purposes of determining the deficiency in earnings available to cover fixed charges, earnings are defined as earnings (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

    RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1996 presentation, the most significant of which was the Company's change in reporting of Pathmark coupon expenses (excluding manufacturers' coupons). Prior to this change, Pathmark coupon expenses, net of any vendor reimbursements, were recorded in selling, general and administrative expenses. As a result of this change, Pathmark gross coupon expenses have now been recorded as a reduction of sales, with any vendor reimbursements being recorded as a reduction of cost of goods sold.

    FISCAL 1996 (52-WEEK YEAR) V. FISCAL 1995 (53-WEEK YEAR)

    SALES: Sales in Fiscal 1996 were $3.71 billion compared to $3.97 billion in Fiscal 1995. Sales comparisons were impacted by the extra week in the prior year and the disposition of the freestanding drug stores during Fiscal 1995. Sales generated by the freestanding drug stores were $110.8 million in Fiscal 1995. Same store sales from supermarkets decreased 2.8% for the year primarily due to a significant increase in competitive new store openings and remodels, particularly in the Company's southern region. During Fiscal 1996, the Company opened four new Pathmark 2000 format stores, two of which replaced smaller stores, and completed 21 major renovations and enlargements to existing supermarkets. Two stores were closed and not replaced during the year. At Fiscal 1996 year end, the Company operated 144 supermarkets, including 53 Pathmark 2000 format stores, compared with the end of Fiscal 1995 when the Company operated 144 supermarkets, including 44 Pathmark 2000 format stores.

    GROSS PROFIT: Gross profit in Fiscal 1996 was $1.09 billion or 29.4% of sales compared with $1.13 billion or 28.6% of sales in Fiscal 1995. Excluding the impact of the disposition of the freestanding drug stores, gross profit as a percentage of sales was 28.8% in Fiscal 1995. The improvement in gross profit, as a percentage of sales in Fiscal 1996 compared to Fiscal 1995, was primarily due to increased focus on merchandising programs, the impact of the disposition of the freestanding drug stores, as well as the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments particularly high margin perishables. The decrease in gross profit was primarily attributable to the lower sales. The cost of goods sold comparisons were affected by a pretax LIFO credit of $1.3 million and a pretax LIFO charge of $1.1 million in Fiscal 1996 and Fiscal 1995, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A decreased $8.4 million or 1.0% in Fiscal 1996 compared with Fiscal 1995. SG&A, on a proforma basis eliminating the SG&A impact of the freestanding drug stores, increased 2.0% in Fiscal 1996 compared to Fiscal 1995. As a percentage of sales, SG&A were 23.1% in Fiscal 1996, up from 21.8% in Fiscal 1995 due to the impact of lower sales, higher labor and labor related expenses, claims expenses and occupancy costs, partially offset by lower advertising expenses and the impact of the disposition of the freestanding drug stores in Fiscal 1995. SG&A for Fiscal 1996 also included a first quarter provision of $5.8 million representing the termination costs for two former executives of the Company, a first quarter gain of $5.6 million recognized on the sale of certain real estate and a second quarter curtailment gain of $2.0 million due to the elimination of postretirement medical coverage for active non-union associates. SG&A for Fiscal 1995 also included a fourth quarter gain of $3.4 million recognized on the sale of a former warehouse of Purity Supreme, Inc. ("Purity"), a previously divested company.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization of $89.0 million in Fiscal 1996 was $8.6 million higher than $80.4 million in Fiscal 1995. The increase for Fiscal 1996 was primarily due to a pretax charge of $5.4 million to write down certain fixed assets held for sale, principally in the Company's southern region, to their estimated net realizable values and capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $3.1 million and $2.8 million in Fiscal 1996 and Fiscal 1995, respectively.

    RESTRUCTURING CHARGE: During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $9.1 million for reorganization and restructuring costs related to its administrative operations. The restructuring charge included $4.2 million for the costs of a voluntary early retirement program and $1.2 million for severance and termination benefits. The remaining charge of $3.7 million primarily relates to consulting fees incurred in connection with the restructuring and exit costs for facility consolidation.

    LEASE COMMITMENT CHARGE: During the fourth quarter of Fiscal 1996, the Company decided to divest a group of its southern region stores, certain of which have experienced unprofitable operating results. The Company concluded that the operating losses being experienced by these stores were other than temporary and that the projected operating results of such stores would not be sufficient to recover their long-lived assets and their contractual lease commitments. Further, the Company believes that these lease costs will not be significantly recoverable through any future sublease. Therefore, the Company recorded a $8.8 million pretax charge related to these unfavorable lease commitments, in addition to writing down the long-lived assets of these stores (see "DEPRECIATION AND AMORTIZATION" above).

    OPERATING EARNINGS: Operating earnings for Fiscal 1996 were $127.1 million compared with $187.9 million for Fiscal 1995. The decrease in operating earnings during Fiscal 1996 compared to Fiscal 1995 was due to lower sales, higher depreciation and amortization expense, the restructuring charge and the lease commitment charge, partially offset by lower SG&A.

    INTEREST EXPENSE: Interest expense was $161.5 million for Fiscal 1996 compared to $164.7 million in Fiscal 1995 primarily due to reductions in the Term Loan along with lower interest rates.

    INCOME TAXES: The income tax benefit for Fiscal 1996 was $14.4 million. The income tax provision for Fiscal 1995 was $5.9 million reflecting the reversal of the valuation allowance of $9.1 million related to the Company's deferred income tax assets. The reversal was recorded in conjunction with the Company's continuing evaluation of its deferred income tax assets. In the opinion of management, sufficient evidence continues to exist, which indicates that it is more likely than not, that the Company will be able to realize its deferred income tax assets.

    During Fiscal 1996, the Company made income tax payments of $4.6 million and received income tax refunds of $5.5 million. During Fiscal 1995, the Company made income tax payments of $21.9 million and received income tax refunds of $10.3 million.

    EXTRAORDINARY ITEMS: During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees resulting in a net loss on early extinguishment of debt of $0.7 million. During the second quarter of Fiscal 1996, in connection with the proceeds from the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.2 million.

    NET EARNINGS: The Company's net loss in Fiscal 1996 was $20.8 million compared to net earnings of $32.7 million in Fiscal 1995. The decrease in net earnings for Fiscal 1996 compared to Fiscal 1995 was due to lower operating earnings in Fiscal 1996, the gain on disposition of the freestanding drug stores in Fiscal

1995, partially offset by lower interest expense and an income tax benefit in Fiscal 1996 compared to an income tax provision in Fiscal 1995.

    FISCAL 1995 (53-WEEK YEAR) V. FISCAL 1994 (52-WEEK YEAR)

    SALES: Sales were $3.97 billion in both Fiscal 1995 and Fiscal 1994. The decrease in sales, due to the sale of the freestanding drug stores on July 28, 1995, was offset by sales for the extra week in Fiscal 1995. Same store sales from supermarkets decreased 0.3% for the year. During Fiscal 1995, the Company opened five supermarkets, of which three replaced older, smaller stores and completed 18 renovations and enlargements. One store was closed and not replaced during the year. At Fiscal 1995 year end, the Company operated 144 supermarkets, including 44 Pathmark 2000 format stores, compared with the end of Fiscal 1994 when the Company operated 143 supermarkets, including 29 Pathmark 2000 format stores. The Company operated one freestanding drug store at Fiscal 1995 year end compared to 36 freestanding drug stores at the end of Fiscal 1994 (see "Disposition of Freestanding Drug Stores" below).

    GROSS PROFIT: Gross profit in Fiscal 1995 was $1.13 billion or 28.6% of sales compared with $1.10 billion or 27.8% of sales in Fiscal 1994. The improvement in gross profit, as a percentage of sales for Fiscal 1995 compared to Fiscal 1994, was primarily due to increased focus on merchandising programs as well as to the Company's continuing emphasis on the Pathmark 2000 format stores, which allow expanded variety in all departments particularly high margin perishables and lower inventory shrink. The cost of goods sold comparisons were affected by a pretax LIFO charge of $1.1 million and a pretax LIFO credit of $0.7 million for Fiscal 1995 and Fiscal 1994, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A increased $14.7 million or 1.7% in Fiscal 1995 compared with Fiscal 1994. SG&A, on a proforma basis eliminating the SG&A impact of the freestanding drug stores in the third and fourth quarters of Fiscal 1994, increased 4.0% in Fiscal 1995 compared to Fiscal 1994. As a percentage of sales, SG&A were 21.8% in Fiscal 1995 up from 21.4% in Fiscal 1994 due to higher claims expenses, occupancy costs and supplies, partially offset by lower promotional costs and labor related expenses, along with weather related expenses that adversely affected the first quarter of Fiscal 1994. SG&A for Fiscal 1995 also included a fourth quarter gain of $3.4 million recognized on the sale of a former warehouse of Purity, a previously divested company.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization of $80.4 million in Fiscal 1995 was $4.9 million higher than the $75.5 million in Fiscal 1994. The increase for Fiscal 1995 was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $2.8 million and $2.6 in Fiscal 1995 and Fiscal 1994, respectively.

    OPERATING EARNINGS: Operating earnings for Fiscal 1995 were $187.9 million compared with the $175.7 million in Fiscal 1994. The increase in operating earnings in Fiscal 1995 compared to Fiscal 1994 was due to higher gross profit, partially offset by higher SG&A and depreciation and amortization expenses.

    INTEREST EXPENSE: Interest expense was $164.7 million for Fiscal 1995 compared to $158.5 million in Fiscal 1994 due to the higher interest rates on the Company's floating rate bank debt and higher average borrowings under its Working Capital Facilities. During Fiscal 1994, the Company allocated $11.0 million of interest expense to discontinued operations.

    DISPOSITION OF FREESTANDING DRUG STORES: During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores and, on July 28, 1995, completed the sale of 30 of its freestanding drug stores, including merchandise inventory, to Rite Aid Corporation for $59.9 million. The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores.

Five of the remaining six freestanding drug stores were closed during Fiscal 1995 and the sixth store closed during the second quarter of Fiscal 1996.

    INCOME TAXES: The income tax provision of $5.9 million for Fiscal 1995 is net of reversals through July 29, 1995 of the deferred income tax valuation allowance totaling $9.1 million related to the Company's deferred income tax assets. The reversals were recorded in conjunction with the Company's continuing evaluation of its deferred income tax assets. In the opinion of management, sufficient evidence exists, such as the positive trend in earnings, which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. The income tax provision was $4.1 million in Fiscal 1994.

    During Fiscal 1995, the Company made income tax payments of $21.9 million and received income tax refunds of $10.3 million. During Fiscal 1994, the Company made income tax payments of $6.3 million and received income tax refunds of $25.9 million.

    SUMMARY OF CONTINUING OPERATIONS: Earnings from continuing operations were $32.7 million for Fiscal 1995 compared to $24.1 million for Fiscal 1994. The increase in earnings from continuing operations for Fiscal 1995 was primarily due to the gain of disposition of freestanding drug stores and higher operating earnings, partially offset by higher interest expense.

    NET EARNINGS: Net earnings were $32.7 million in Fiscal 1995 compared to $39.1 million in Fiscal 1994. Fiscal 1994 included the gain on disposal of home centers segment of $17.0 million and a loss from discontinued operations of $2.1 million.

FINANCIAL CONDITION

    DEBT SERVICE: During Fiscal 1996, total debt decreased $6.3 million from Fiscal 1995 year end primarily due to term loan repayments under the Bank Credit Agreement (the "Term Loan") of $44.8 million, offset by borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes (as defined in Note 10 of the Notes to Consolidated Financial Statements at Item 8,
Part II of this Form 10-K). Borrowings under the Working Capital Facility were $73.5 million at February 1, 1997 and have increased to $79.0 million at April 29, 1997.

    During the third quarter of Fiscal 1996, the Company sold three of its supermarket properties for $19.3 million, net of fees of $1.4 million and income taxes of $0.7 million and simultaneously leased back the properties. The net proceeds were used to paydown debt, primarily the Working Capital Facility.

    During Fiscal 1996, Pathmark twice amended its existing Bank Credit Agreement. In conjunction with the reacquisition of the Plainbridge capital stock, the outstanding obligations of Plainbridge under its bank credit agreement were satisfied by the Company and the Plainbridge bank credit agreement was terminated. The Company simultaneously entered into an amendment to its Bank Credit Agreement with its existing lenders increasing the Company's Working Capital Facility from $175 million to $200 million (of which the maximum of $125.0 million can be in letters of credit) to satisfy any additional liquidity needs and prospectively modifying certain of its financial covenants to take into account the operations of Plainbridge. In December 1996, the Company amended its Bank Credit Agreement with existing lenders modifying certain of its covenants, including those concerning the generation of minimum levels of cash flow (as defined), minimum interest coverage and maximum leverage rates.

    The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by Fiscal 1999. The Company is also required to make sinking fund payments on the Subordinated Notes (as defined in Note 10 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) in the amount of 25% of the original aggregate principal amount of the Subordinated Notes on each of June 15, 2000 and June 15, 2001. The Subordinated Debentures (as defined in Note 10 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the remaining Subordinated Notes mature on June 15, 2002. The Senior Subordinated Notes (as defined in Note 10 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the Deferred Coupon Notes mature in Fiscal 2003. The Company has no payment obligations, through intercompany notes or otherwise, with respect to its parent's indebtedness.

    The indebtedness under the Working Capital Facility and Term Loan bear interest at floating rates and cash interest payments on such indebtedness may vary in future years. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that the near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

    The majority of the cash interest payments are scheduled in the second and fourth quarters.

    The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):

                                                                                      PRINCIPAL
FISCAL YEARS                                                                          PAYMENTS
-----------------------------------------------------------------------------------  -----------
1997...............................................................................   $    74.4
1998...............................................................................       155.7
1999...............................................................................       127.2
2000...............................................................................        50.6
2001...............................................................................        50.0
2002...............................................................................       195.8
2003...............................................................................       606.3

    LIQUIDITY: The consolidated financial statements of the Company indicate that, at February 1, 1997, current liabilities exceeded current assets by $182.1 million and stockholder's deficit was $1.04 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility (refer to Notes 1 and 10 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

    The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Term Loan, Working Capital Facility and certain mortgages in Fiscal 1998, the amortization and subsequent maturity of the Term Loan in Fiscal 1999 and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Bank Credit Agreement includes an annual cleandown provision requiring borrowings under the Company's Working Capital Facility not to exceed $60.0 million for a period of 30 consecutive days. The Company was in compliance with its various debt covenants at February 1, 1997 and, based on management's operating projections for Fiscal 1997, the Company believes that it will be able to satisfy this cleandown provision and continue to be in compliance with its other debt covenants. The Company's ability to make scheduled payments, to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

    The Company is currently holding discussions with its lenders with respect to refinancing its Bank Credit Agreement. The Working Capital Facility expires in July 1998 and the Term Loan matures in Fiscal 1999. Management believes it will successfully refinance this debt, however, there can be no assurances that the refinancing will occur or that the terms associated with any such new agreement will be more favorable to the Company. While it is the Company's intention to enter into other refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of outstanding indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.

    CAPITAL EXPENDITURES: Capital expenditures for Fiscal 1996, including property acquired under capital leases, were $94.1 million compared to $110.6 million for Fiscal 1995 and $105.2 for Fiscal 1994. During Fiscal 1996, the Company opened four new Pathmark 2000 format stores, two of which replaced smaller stores, and completed 21 major renovations and enlargements. During Fiscal 1997, the Company plans to open up to three new Pathmark 2000 format stores (one of which has already opened), and to complete up to an aggregate of ten major renovations and enlargements.

    CASH FLOWS: Cash provided by operating activities amounted to $73.6 million in Fiscal 1996 compared to $118.3 million in Fiscal 1995. The decrease in net cash provided by operating activities was primarily due to a decline in cash provided by operating assets and liabilities and a decrease in net earnings. Cash used for investing activities in Fiscal 1996 was $46.8 million due to expenditures of property and equipment of $55.0 million, offset by proceeds from property dispositions of $8.2 million. Cash used for investing activities in Fiscal 1995 was $0.7 million primarily due to property and equipment expenditures of $69.5 million, partially offset by the net proceeds from the disposition of the freestanding drug stores of $59.9 million, the proceeds from the sale of real estate of $3.4 million and the proceeds from the disposal of home centers segment of $4.7 million. Cash used for financing activities in Fiscal 1996 was $28.6 million compared to $128.0 million in Fiscal 1995. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the Working Capital Facility, the proceeds from the lease financing of three supermarket locations, a decrease in dividends to PTK and a paydown of $25.0 million on the Term Loan in Fiscal 1995 in conjunction with the disposition of the freestanding drug stores. During Fiscal 1995, the Company paid a dividend to PTK of $26.5 million from the net proceeds related to the disposition of the freestanding drug stores and the sale of the home centers segment.

    Cash provided by operating activities amounted to $118.3 million in Fiscal 1995 compared to $110.1 million in Fiscal 1994. The increase in net cash provided by operating activities was primarily due to an improvement in cash provided by operating assets and liabilities. Cash used for investing activities in Fiscal 1995 was $0.7 million primarily due to property and equipment expenditures of $69.5 million, partially offset by the net proceeds from the disposition of the freestanding drug stores of $59.9 million, the proceeds from the sale of real estate of $3.4 million and the proceeds from the disposal of the home centers segment of $4.7 million, compared to cash used for investing activities of $1.5 million in Fiscal 1994, primarily reflecting the expenditures for property and equipment of $83.9 million, net of the proceeds of the home centers segment of $81.1 million. Cash used for financing activities in Fiscal 1995 was $128.0 million compared to $92.3 million in Fiscal 1994. The increase in cash used for financing activities is primarily due to a decrease in borrowings under the Working Capital Facilities and a paydown of $25.0 million on the Term Loan, partially offset by a decrease in dividends to PTK. During Fiscal 1995, the Company paid a dividend to PTK of $26.5 million from the net proceeds related to the disposition of the freestanding drug stores and the sale of the home centers segment. During Fiscal 1994, the Company paid a dividend of $66.6 million to PTK from the net proceeds related to the disposal of the home centers segment.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

                             PATHMARK STORES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                            52 WEEKS      53 WEEKS      52 WEEKS
                                                                             ENDED         ENDED         ENDED
                                                                          FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------

Sales...................................................................  $  3,710,523  $  3,971,593  $  3,968,184
Cost of sales (exclusive of depreciation and amortization shown
  separately below).....................................................     2,619,277     2,837,631     2,866,091
                                                                          ------------  ------------  ------------
Gross profit............................................................     1,091,246     1,133,962     1,102,093
Selling, general and administrative expenses............................       857,290       865,679       850,961
Depreciation and amortization...........................................        88,956        80,408        75,468
Restructuring charge....................................................         9,137            --            --
Lease commitment charge.................................................         8,763            --            --
                                                                          ------------  ------------  ------------
Operating earnings......................................................       127,100       187,875       175,664
Interest expense........................................................      (161,469)     (164,749)     (158,503)
Interest charged to discontinued operations.............................            --            --        11,035
Gain on disposition of freestanding drug stores.........................            --        15,535            --
                                                                          ------------  ------------  ------------
Earnings (loss) from continuing operations before income taxes, gain on
  disposal of home centers segment and extraordinary items..............       (34,369)       38,661        28,196
Income tax benefit (provision)..........................................        14,411        (5,914)       (4,083)
                                                                          ------------  ------------  ------------
Earnings (loss) from continuing operations before gain on disposal of
  home centers segment and extraordinary items..........................       (19,958)       32,747        24,113
Loss from discontinued operations.......................................            --            --        (2,099)
Gain on disposal of home centers segment, net of an income tax provision
  of $2,324.............................................................            --            --        17,044
                                                                          ------------  ------------  ------------
Earnings (loss) before extraordinary items..............................       (19,958)       32,747        39,058
Extraordinary items, net of an income tax benefit of $613...............          (877)           --            --
                                                                          ------------  ------------  ------------
Net earnings (loss).....................................................  $    (20,835) $     32,747  $     39,058
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                See notes to consolidated financial statements.

                             PATHMARK STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                       FEBRUARY 1,    FEBRUARY 3,
                                                                                          1997           1996
                                                                                      -------------  -------------
ASSETS
Current Assets
  Cash and cash equivalents.........................................................  $       9,880  $      11,648
  Accounts receivable, net..........................................................         12,492         10,553
  Merchandise inventories...........................................................        216,931        225,448
  Deferred income taxes.............................................................          7,111          4,156
  Prepaid expenses..................................................................         24,951         25,189
  Due from suppliers................................................................         13,923         13,178
  Other current assets..............................................................          5,908          5,854
                                                                                      -------------  -------------
    Total Current Assets............................................................        291,196        296,026
Property and Equipment, Net.........................................................        603,577        602,888
Deferred Financing Costs, Net.......................................................         28,743         33,685
Deferred Income Taxes...............................................................         22,846         13,243
Other Assets........................................................................         43,534         39,915
                                                                                      -------------  -------------
                                                                                      $     989,896  $     985,757
                                                                                      -------------  -------------
                                                                                      -------------  -------------

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
  Accounts payable..................................................................  $     166,199  $     184,082
  Book overdrafts...................................................................         41,085         43,720
  Current maturities of long-term debt..............................................         74,431         51,753
  Income taxes payable..............................................................            860          4,057
  Accrued payroll and payroll taxes.................................................         56,335         54,322
  Current portion of lease obligations..............................................         23,133         20,680
  Accrued interest payable..........................................................         20,712         19,309
  Accrued expenses and other current liabilities....................................         90,589         91,223
                                                                                      -------------  -------------
    Total Current Liabilities.......................................................        473,344        469,146
                                                                                      -------------  -------------
Long-Term Debt......................................................................      1,185,639      1,214,645
                                                                                      -------------  -------------
Lease Obligations, Long-Term........................................................        175,353        140,161
                                                                                      -------------  -------------
Other Noncurrent Liabilities........................................................        197,226        186,036
                                                                                      -------------  -------------
Commitments and Contingencies (Notes 13 and 22)
Stockholder's Deficit
Common Stock $.10 par value.........................................................             --             --
    Authorized, issued and outstanding: 100 shares
Paid-in Capital.....................................................................         68,703         65,303
Accumulated Deficit.................................................................     (1,110,369)    (1,089,534)
                                                                                      -------------  -------------
    Total Stockholder's Deficit.....................................................     (1,041,666)    (1,024,231)
                                                                                      -------------  -------------
                                                                                      $     989,896  $     985,757
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See notes to consolidated financial statements.

                             PATHMARK STORES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                                 (IN THOUSANDS)

                                                                                                        TOTAL
                                                               COMMON     PAID-IN     ACCUMULATED   STOCKHOLDER'S
                                                               STOCK      CAPITAL       DEFICIT        DEFICIT
                                                             ----------  ----------  -------------  -------------
Balance, January 29, 1994..................................  $   --      $  160,045  $  (1,161,339) $  (1,001,294)
  Net earnings.............................................      --          --             39,058         39,058
  Capital contribution to PTK Holdings, Inc. ..............      --          (1,657)      --               (1,657)
  Dividend to PTK Holdings, Inc. in conjunction with the
    disposal of the home centers segment...................      --         (66,579)      --              (66,579)
                                                             ----------  ----------  -------------  -------------
Balance, January 28, 1995..................................      --          91,809     (1,122,281)    (1,030,472)
  Net earnings.............................................      --          --             32,747         32,747
  Dividend to PTK Holdings, Inc. in conjunction with the
    disposition of freestanding drug stores................      --         (21,800)      --              (21,800)
  Dividend to PTK Holdings, Inc. in conjunction with the
    disposal of home centers segment.......................      --          (4,706)      --               (4,706)
                                                             ----------  ----------  -------------  -------------
Balance, February 3, 1996..................................      --          65,303     (1,089,534)    (1,024,231)
  Net loss.................................................      --          --            (20,835)       (20,835)
  Capital contribution from SMG-II Holdings Corporation....      --           3,400       --                3,400
                                                             ----------  ----------  -------------  -------------
Balance, February 1, 1997..................................  $   --      $   68,703  $  (1,110,369) $  (1,041,666)
                                                             ----------  ----------  -------------  -------------
                                                             ----------  ----------  -------------  -------------

                See notes to consolidated financial statements.

                             PATHMARK STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                              52 WEEKS     53 WEEKS     52 WEEKS
                                                                                ENDED        ENDED        ENDED
                                                                             FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Operating Activities
  Net earnings (loss)......................................................   $ (20,835)   $  32,747    $  39,058
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation and amortization..........................................      92,485       83,263       78,056
    Deferred income tax (benefit) expense..................................     (12,558)       6,417         (661)
    Interest accruable but not payable.....................................      16,678       15,028       13,541
    Amortization of original issue discount................................         354          354          354
    Amortization of debt issuance costs....................................       7,426        7,140        7,028
    (Gain) loss on disposal of property and equipment......................      (5,347)         200         (252)
    Extraordinary loss on early extinguishment of debt.....................         877       --           --
    Gain on disposition of freestanding drug stores........................      --          (15,535)      --
    Gain on sale of real estate............................................      --           (3,371)      --
    Gain on disposal of home centers segment...............................      --           --          (17,044)
    Loss from discontinued operations......................................      --           --            2,099
    Cash provided by (used for) operating assets and liabilities:
      Accounts receivable, net.............................................      (1,939)       2,380        1,206
      Merchandise inventories..............................................       8,517       15,653        2,497
      Income taxes.........................................................      (2,584)       8,932       15,779
      Prepaid expenses.....................................................      (2,889)      (1,631)     (10,707)
      Due from suppliers...................................................        (745)       5,079          481
      Other current assets.................................................      (3,009)       2,221       (9,778)
      Other assets.........................................................       2,309      (23,419)       6,647
      Accounts payable.....................................................     (17,883)      (9,114)     (21,704)
      Accrued payroll and payroll taxes....................................       2,013          780         (929)
      Accrued interest payable.............................................       1,403         (363)       3,039
      Accrued expenses and other current liabilities.......................      (1,867)      (6,997)       4,999
      Other noncurrent liabilities.........................................      11,191       (1,462)      (3,589)
                                                                             -----------  -----------  -----------
        Cash provided by operating activities..............................      73,597      118,302      110,120
                                                                             -----------  -----------  -----------
Investing Activities
  Property and equipment expenditures......................................     (54,963)     (69,544)     (83,866)
  Proceeds from disposition of property and equipment......................       8,170          896        1,262
  Net proceeds from disposition of freestanding drug stores................      --           59,876       --
  Net proceeds from sale of real estate....................................      --            3,371       --
  Net proceeds from disposal of home centers segment.......................      --            4,706       81,147
                                                                             -----------  -----------  -----------
        Cash used for investing activities.................................     (46,793)        (695)      (1,457)
                                                                             -----------  -----------  -----------
Financing Activities
  Increase (decrease) in Working Capital Facility borrowings...............      27,500      (17,000)      25,500
  Decrease in Term Loan....................................................     (44,828)     (60,295)     (36,750)
  Increase (decrease) in book overdrafts...................................      (2,635)      (1,262)       5,660
  Increase in other borrowings.............................................       2,052          895        3,676
  Repayment of other long-term borrowings..................................      (8,085)      (5,208)      (5,527)
  Reduction in lease obligations...........................................     (20,032)     (18,221)     (17,275)
  Proceeds from lease financing............................................      21,405       --           --
  Premiums incurred in early extinguishment of debt........................        (352)      --           --
  Deferred financing fees..................................................      (3,597)        (374)        (977)
  Dividend to PTK Holdings, Inc. ..........................................      --          (26,506)     (66,579)
                                                                             -----------  -----------  -----------
        Cash used for financing activities.................................     (28,572)    (127,971)     (92,272)
                                                                             -----------  -----------  -----------
Increase (decrease) in cash and cash equivalents...........................      (1,768)     (10,364)      16,391
Cash and cash equivalents at beginning of period...........................      11,648       22,012        5,621
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of period.................................   $   9,880    $  11,648    $  22,012
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes on consolidated financial statements.

                             PATHMARK STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS

    ORGANIZATION AND BASIS OF PRESENTATION:

    Pathmark Stores, Inc. (the "Company") operates 144 supermarkets as of February 1, 1997, primarily in the New York-New Jersey and Philadelphia metropolitan areas and is an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). Holdings was formed by Merrill Lynch Capital Partners, Inc., a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."), to effect the acquisition (the "Acquisition") of the Company. On June 15, 1987, Holdings completed the first step in the Acquisition when it acquired 32.8 million shares (approximately 85%) of the Company's common stock through a tender offer. The remaining outstanding common stock of the Company was acquired by Holdings on October 5, 1987 pursuant to a Merger Agreement dated April 22, 1987, as amended. The Acquisition of the Company by Holdings was accounted for as a purchase, and accordingly, Holdings recorded the assets and liabilities of the Company at their fair values at the date of the Acquisition. The accompanying consolidated financial statements of the Company reflect Holdings' basis. The tax basis for the assets and liabilities acquired was retained.

    During Fiscal 1993, the Board of Directors of Holdings authorized management of the Company and Holdings to proceed with a recapitalization plan (the "Recapitalization"), which included a refinancing of Holdings' debt and the distribution to Holdings of certain of the Company's assets and liabilities. In conjunction with the Recapitalization, the assets, liabilities and related operations of the Company's home centers segment, as well as, certain assets and liabilities of the warehouse, distribution and processing facilities which service the Company's supermarkets and drug stores and certain inventories and real property, were contributed to Plainbridge, Inc. ("Plainbridge"), a then newly formed wholly owned subsidiary of the Company and the shares of Plainbridge were then distributed to PTK Holdings, Inc. ("PTK"), a then newly formed wholly owned subsidiary of Holdings (the "Plainbridge Spin-Off"). Following the Plainbridge Spin-Off, PTK held 100% of the capital stock of both Plainbridge and the Company. On May 3, 1993, the Company contributed total assets of $1.7 million and total liabilities of $1.8 million, which represented the Chefmark deli food preparation operations and the related warehouse and a leased banana ripening warehouse to Chefmark, Inc. ("Chefmark"), a then newly formed Delaware corporation, and distributed the shares of Chefmark to Holdings.

    On March 1, 1996, the Company reacquired all of the outstanding capital stock of Plainbridge by means of a capital contribution from PTK. As a result, Plainbridge is a wholly-owned subsidiary of the Company. Since the acquisition of the capital stock of Plainbridge is a transfer of interest among entities under common control, it is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations of the combined entity for all periods.

    MANAGEMENT'S PLAN:

    The consolidated financial statements of the Company indicated that, at February 1, 1997, current liabilities exceeded current assets by $182.1 million and the stockholder's deficit was $1.04 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under its working capital facility (the "Working Capital Facility") and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

    The Company was in compliance with its various debt covenants at February 1, 1997. In December 1996, the Company amended its bank credit agreement (the "Bank Credit Agreement") with existing

                             PATHMARK STORES, INC.

NOTE 1--BUSINESS (CONTINUED)
lenders modifying certain of its covenants, including those concerning the generation of minimum levels of cash flow (as defined), minimum interest coverage and maximum leverage rates. Such convenants also include an annual cleandown provision requiring borrowings under the Company's Working Capital Facility not to exceed $60.0 million for a period of 30 consecutive days. Based on management's operating projections for Fiscal 1997, the Company believes that it will be able to satisfy this cleandown provision and continue to be in compliance with its other debt covenants.

    The Company is currently holding discussions with its lenders with respect to refinancing its Bank Credit Agreement. The Working Capital Facility expires in July 1998 and the term loan (the "Term Loan") matures in Fiscal 1999 (see
Note 10). Management believes it will successfully refinance its debt, however, there can be no assurances that the refinancing will occur or that the terms associated with any such new agreement will be more favorable to the Company.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of whom are wholly owned. All intercompany transactions have been eliminated in consolidation. The accompanying consolidated statement of operations for Fiscal 1994 includes the operating results of the Company's home centers segment as discontinued operations through the date of disposal.

    USE OF ESTIMATES:

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The accompanying consolidated balance sheets include reserves for self insured claims relating to customer, employee and vehicle accidents and covered employee medical benefits. The liabilities for customer and employee accident claims are recorded at present value, due to the long-term payout of these claims (see Note 9). While the Company believes that the amounts provided are adequate to cover its self-insured liabilities, it is reasonably possible that the final resolution of these claims may differ from the amounts provided.

    RECLASSIFICATIONS:

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1996 presentation, the most significant of which was the Company's change in reporting of Pathmark coupon expenses (excluding manufacturers' coupons). Prior to this change, Pathmark coupon expenses, net of any vendor reimbursements, were recorded in selling, general and administrative expenses. As a result of this change, Pathmark gross coupon expenses have now been recorded as a reduction of sales, with any vendor reimbursements being recorded as a reduction of cost of goods sold.

                             PATHMARK STORES, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FISCAL YEAR:

    The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal 1995 consists of 53 weeks.

    STATEMENTS OF CASH FLOWS:

    All investments and marketable securities with a maturity of three month or less are considered to be cash equivalents. The Company had no cash equivalent investments as of February 1, 1997 and February 3, 1996.

    MERCHANDISE INVENTORIES:

    Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis.

    RENTAL VIDEO TAPES:

    Video tapes purchased for rental purposes are capitalized and amortized over their estimated useful lives. The amortization of video tapes, included in cost of goods sold, approximate $3.1 million, $2.8 million and $2.6 million in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

    SOFTWARE:

    Externally purchased software is capitalized and amortized as part of selling, general and administrative expenses over a three year period. Internally developed software, including software developed by IBM (see Note
22), is expensed as incurred.

    PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over the following useful lives: buildings, 40 years; fixtures and equipment, 3-10 years; and leasehold improvements, 8-15 years or lease term, whichever is shorter. Capital leases are recorded at the present value of minimum lease payments or fair market value of the related property, whichever is less. Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property's estimated useful life, whichever is shorter.

    LONG-LIVED ASSETS:

    Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the measurement of the impairment of long-lived assets, certain intangibles and goodwill related to those assets. SFAS No. 121 requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets, which are being used in the Company's operations, are assessed for recoverability based upon groups of assets and the related cash flow generated by such assets. Assets held for sale are reviewed

                             PATHMARK STORES, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for impairment based upon the estimated net realizable value of such assets. The adoption of SFAS No. 121 had no effect on the Company's financial condition or results of operations.

    DEFERRED FINANCING COSTS:

    Deferred financing costs are amortized utilizing the interest method over the life of the related indebtedness.

    BOOK OVERDRAFT:

    Under the Company's cash management system, checks issued but not presented to banks result in overdraft balances for accounting purposes and are classified as book overdrafts.

    REVENUE RECOGNITION:

    Revenue is recognized at the point of sale to the customer.

    ADVERTISING COSTS:

    Advertising costs, net of vendor reimbursements, are expensed as incurred and were $23.7 million, $30.6 million and $32.4 million in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

    STORE PREOPENING AND CLOSING COSTS:

    Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value, when management makes a decision to close a store (See Note 9).

    INCOME TAXES:

    The Company's income taxes are computed based on a tax sharing agreement with its ultimate parent, SMG-II Holdings Corporation ("SMG-II"), in which the Company computes a hypothetical tax return as if the Company was not joined in a consolidated or combined return with SMG-II. The Company must pay SMG-II the positive amount of any such hypothetical tax. If the hypothetical tax return shows entitlement to a refund, including any refund attributable to a carryback, then SMG-II will pay to the Company the amount of such refund.

    EARNINGS (LOSS) PER COMMON SHARE:

    Since the Company is a wholly owned subsidiary, earnings (loss) per share is not presented.

NOTE 3--RESTRUCTURING CHARGE

    During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $9.1 million for reorganization and restructuring costs related to its administrative operations. The restructuring charge included $4.2 million for the costs of a voluntary early retirement program which was accepted by 142 employees and $1.2 million for severance and termination benefits for 80 employees. The remaining charge of $3.7 million primarily relates to consulting fees incurred in connection with the restructuring and exit costs for facility consolidation. As of February 1, 1997, $3.2 million has been expended, of which $1.6 million relates to the early retirement program and severance benefits and $1.6 million relates to

                             PATHMARK STORES, INC.

NOTE 3--RESTRUCTURING CHARGE (CONTINUED) consulting costs and the facility consolidation. The Company estimates that it will expend $4.7 million in Fiscal 1997. The remaining $1.2 million relates to early retirement benefits which will be expended over time.

NOTE 4--LEASE COMMITMENT CHARGE

    During the fourth quarter of Fiscal 1996, the Company decided to divest a group of its southern region stores, certain of which have experienced unprofitable operating results. The Company concluded that the operating losses being experienced by these stores were other than temporary and that the projected operating results of such stores would not be sufficient to recover their long-lived assets and their contractual lease commitments. Further, the Company believes that these lease costs will not be significantly recoverable through any future sublease. Therefore, the Company recorded a $8.8 million pretax charge related to these unfavorable lease commitments, in addition to writing down the long-lived assets of these stores (see Note 7).

NOTE 5--ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following (dollars in thousands):

                                                                      FEBRUARY 1,  FEBRUARY 3,
                                                                         1997         1996
                                                                      -----------  -----------
Prescription plans..................................................   $  10,397    $   9,250
Other...............................................................       3,366        2,240
                                                                      -----------  -----------
Accounts receivable.................................................      13,763       11,490
Less: allowance for doubtful accounts(a)............................       1,271          937
                                                                      -----------  -----------
Accounts receivable, net............................................   $  12,492    $  10,553
                                                                      -----------  -----------
                                                                      -----------  -----------

------------------------

(a) Fiscal 1996 includes a provision of $0.1 million and a recovery of $0.3 million. Fiscal 1995 includes a provision of $1.3 million and a write off of $1.3 million.

NOTE 6--MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                                      FEBRUARY 1,  FEBRUARY 3,
                                                                         1997         1996
                                                                      -----------  -----------
Merchandise inventories at FIFO cost................................   $ 258,417    $ 268,212
Less: LIFO reserve..................................................      41,486       42,764
                                                                      -----------  -----------
Merchandise inventories at LIFO cost................................   $ 216,931    $ 225,448
                                                                      -----------  -----------
                                                                      -----------  -----------

    Liquidation of LIFO layers in the periods reported did not have a significant effect on the results of continuing operations. The decrease in the LIFO reserve was primarily due to a decrease in the inventory levels of the distribution centers.

                             PATHMARK STORES, INC.

NOTE 7--PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (dollars in thousands):

                                                                      FEBRUARY 1,  FEBRUARY 3,
                                                                         1997         1996
                                                                      -----------  -----------
Land................................................................   $  61,258    $  62,606
Buildings and building improvements.................................     201,364      199,690
Fixtures and equipment..............................................     202,952      202,019
Leasehold costs and improvements....................................     293,626      279,400
Transportation equipment............................................      19,706       18,448
                                                                      -----------  -----------
Property and equipment, owned.......................................     778,906      762,163
Property and equipment under capital leases.........................     206,819      188,585
                                                                      -----------  -----------
Property and equipment, at cost.....................................     985,725      950,748
Less: accumulated depreciation and amortization.....................     382,148      347,860
                                                                      -----------  -----------
Property and equipment, net.........................................   $ 603,577    $ 602,888
                                                                      -----------  -----------
                                                                      -----------  -----------

    During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $5.4 million to write down fixed assets held for sale, principally in its southern region, to their estimated net realizable values. This charge is included in depreciation and amortization expense in the accompanying consolidated statement of operations for Fiscal 1996.

NOTE 8--DEFERRED FINANCING COSTS, NET

    Deferred financing costs, primarily related to the Recapitalization, are comprised of the following (dollars in thousands):

                                                                      FEBRUARY 1,  FEBRUARY 3,
                                                                         1997         1996
                                                                      -----------  -----------
Deferred financing costs............................................   $  51,378    $  50,377
Less: accumulated amortization......................................      22,635       16,692
                                                                      -----------  -----------
Deferred financing costs, net.......................................   $  28,743    $  33,685
                                                                      -----------  -----------
                                                                      -----------  -----------

NOTE 9--OTHER NONCURRENT LIABILITIES

    Other noncurrent liabilities are comprised of the following (dollars in thousands):

                                                                      FEBRUARY 1,  FEBRUARY 3,
                                                                         1997         1996
                                                                      -----------  -----------
Self-insured liabilities............................................   $  62,485    $  65,183
Pension and deferred compensation...................................      20,227       17,003
Other postretirement and postemployment benefits....................      41,399       41,001
Closed stores.......................................................      20,117       23,871
Lease commitments...................................................       7,107           --
Other...............................................................      45,891       38,978
                                                                      -----------  -----------
Other noncurrent liabilities........................................   $ 197,226    $ 186,036
                                                                      -----------  -----------
                                                                      -----------  -----------

                             PATHMARK STORES, INC.

NOTE 9--OTHER NONCURRENT LIABILITIES (CONTINUED)
    Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents and closed store liabilities, are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

NOTE 10--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                                        FEBRUARY 1,   FEBRUARY 3,
                                                                                            1997          1996
                                                                                        ------------  ------------
Term Loan.............................................................................  $    243,127  $    287,955
Working Capital Facility..............................................................        73,500        46,000
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes")...............       437,780       437,426
10.75% Deferred Coupon Notes due 2003 ("Deferred Coupon Notes").......................       168,559       151,881
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures")..................        95,750        95,750
11.625% Subordinated Notes due 2002 ("Subordinated Notes")............................       199,017       199,017
Debt payable to Holdings..............................................................           983           983
Industrial revenue bonds..............................................................         6,375         6,375
Other debt (primarily mortgages)......................................................        34,979        41,011
                                                                                        ------------  ------------
      Total debt......................................................................     1,260,070     1,266,398
Less: current maturities..............................................................        74,431        51,753
                                                                                        ------------  ------------
Long-term portion.....................................................................  $  1,185,639  $  1,214,645
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    SCHEDULED MATURITIES OF DEBT:

    Long-term debt principal payments are as follows (dollars in thousands):

                                                                                   PRINCIPAL
FISCAL YEARS                                                                        PAYMENTS
--------------------------------------------------------------------------------  ------------
1997............................................................................  $     74,431
1998............................................................................       155,688
1999............................................................................       127,219
2000............................................................................        50,643
2001............................................................................        50,000
Thereafter......................................................................       802,089
                                                                                  ------------
                                                                                  $  1,260,070
                                                                                  ------------
                                                                                  ------------

    BANK CREDIT AGREEMENT:

    Under the Bank Credit Agreement, the Term Loan and the Working Capital Facility bear interest at floating rates. At February 1, 1997, the interest rates for the Term Loan and Working Capital Facility were 8.4% and 8.9%, respectively. At February 3, 1996, the interest rates for the Term Loan and Working Capital Facility were 8.4% and 9.2% respectively. The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by October 31, 1999. In conjunction with the reacquisition of the Plainbridge capital stock by the Company, the outstanding obligations of Plainbridge under its bank credit agreement were satisfied by the Company and the

                             PATHMARK STORES, INC.

NOTE 10--LONG-TERM DEBT (CONTINUED)
Plainbridge bank credit agreement, which allowed for $40.0 million of availability, was terminated. The Company simultaneously entered into an amendment to its Bank Credit Agreement with its existing lenders, increasing the Company's Working Capital Facility, from $175 million to $200 million (of which the maximum of $125.0 million can be in letters of credit), to satisfy any additional liquidity needs and prospectively modifying certain of its financial covenants to take into account the operations of Plainbridge. The Working Capital Facility is subject to an annual cleandown provision. Under the terms of the cleandown provision, in each fiscal year, loans cannot exceed $60.0 million (formerly $50.0 million) under the Working Capital Facility for a period of 30 consecutive days. The Company satisfied the terms of the cleandown provision through Fiscal 1996. The Company believes it has sufficient unused borrowing capacity under the Working Capital Facility, which can be utilized for unforeseen or for seasonal cash requirements. At February 1, 1997, the Company had approximately $70.2 million in outstanding letters of credit and approximately $56.3 million in unused borrowing capacity under its Working Capital Facility.

    In December 1996, the Company amended its Bank Credit Agreement with its existing lenders modifying certain of its covenants, including those financial covenants concerning levels of operating cash flow (as defined), minimum interest coverage and maximum leverage ratio. At February 1, 1997, the Company was in compliance with all of its debt covenants as amended. Based upon projected results for the upcoming fiscal year, the Company believes it will be in compliance with its debt covenants which includes certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio, throughout the upcoming fiscal year, as well as satisfying its cleandown provision (see above). The Bank Credit Agreement and the indentures for certain debt also contain other restrictive covenants, including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on the issuance of preferred stock by subsidiaries; (vi) limitation on issuances of guarantees of indebtedness by subsidiaries; (vii) limitation on transfer of assets to subsidiaries; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) restriction on mergers and transfers of assets.

    SENIOR SUBORDINATED NOTES:

    The Senior Subordinated Notes accrete to a maturity value of $440.0 million in Fiscal 2003. These notes pay cash interest on a semiannual basis and have no sinking fund requirements.

    DEFERRED COUPON NOTES:

    The Deferred Coupon Notes accrete to a maturity value of $225.3 million in Fiscal 2003. These notes begin paying cash interest on a semiannual basis on May 1, 2000 and have no sinking fund requirements.

    SUBORDINATED DEBENTURES:

    The Subordinated Debentures mature in Fiscal 2002. These debentures pay cash interest on a semiannual basis and have no sinking fund requirements.

    SUBORDINATED NOTES:

    The Subordinated Notes mature in Fiscal 2002 and pay cash interest on a semiannual basis. These notes contain a sinking fund provision that requires the Company to deposit $49.8 million (25% of the original aggregate principal amount) with the trustee of the Subordinated Notes on June 15 in each of

                             PATHMARK STORES, INC.

NOTE 10--LONG-TERM DEBT (CONTINUED)
Fiscal 2000 and Fiscal 2001 for the redemption of the Subordinated Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date and providing for the redemption of 50% of the original aggregate principal amount of such notes prior to maturity.

    INDUSTRIAL REVENUE BONDS:

    Interest rates for the industrial revenue bonds range from 10.5%-10.9%. The industrial revenue bonds are payable in Fiscal 2003.

    OTHER DEBT:

    Other debt includes mortgage notes, which are secured by property and equipment, having a net book value of $54.5 million at February 1, 1997 and $65.4 million at February 3, 1996. These borrowings, whose interest rates averaged 10.5%, are payable in installments ending in Fiscal 2000, including a scheduled payment of $30.1 million in Fiscal 1998.

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount and fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                                FEBRUARY 1, 1997            FEBRUARY 3, 1996
                                                           --------------------------  --------------------------
                                                             CARRYING        FAIR        CARRYING        FAIR
                                                              AMOUNT        VALUE         AMOUNT        VALUE
                                                           ------------  ------------  ------------  ------------
Term Loan................................................  $    243,127  $    243,127  $    287,955  $    287,955
Working Capital Facility.................................        73,500        73,500        46,000        46,000
Senior Subordinated Notes................................       437,780       415,015       437,426       419,929
Deferred Coupon Notes....................................       168,559       142,471       151,881       135,578
Subordinated Debentures..................................        95,750        96,353        95,750       100,959
Subordinated Notes.......................................       199,017       202,340       199,017       206,220
Holdings Subordinated Notes..............................           983           999           983         1,017
Industrial revenue bonds.................................         6,375         6,375         6,375         6,375
Other debt (primarily mortgages).........................        34,979        34,979        41,011        41,011
                                                           ------------  ------------  ------------  ------------
      Total debt.........................................  $  1,260,070  $  1,215,159  $  1,266,398  $  1,245,044
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    The fair value of the Term Loan and Working Capital Facility at February 1, 1997 and February 3, 1996 approximated their carrying value due to their floating interest rates. The fair value of the notes and debentures are based on the quoted market prices at February 1, 1997 and February 3, 1996, since such instruments are publicly traded. The Company has evaluated its other debt, primarily mortgages and industrial revenue bonds and believes, that based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of February 1, 1997 and February 3, 1996, the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments.

                             PATHMARK STORES, INC.

NOTE 12--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                                                          FISCAL YEARS
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Term Loan....................................................................  $   22,616  $   29,067  $   27,281
Working Capital Facility.....................................................       5,444       5,601       4,996
Senior Subordinated Notes
  Amortization of original issue discount....................................         354         354         354
  Currently payable..........................................................      42,350      42,350      42,350
Deferred Coupon Notes, accruable but not payable.............................      16,678      15,028      13,541
Subordinated Debentures......................................................      12,088      12,088      12,088
Subordinated Notes...........................................................      23,136      23,136      23,136
Amortization of debt issuance costs..........................................       7,426       7,140       7,028
Obligations under capital leases.............................................      17,992      16,646      15,694
Mortgages payable............................................................       3,736       4,210       4,398
Debt payable to Holdings.....................................................         114         114         149
Other, net...................................................................       9,535       9,015       7,488
                                                                               ----------  ----------  ----------
Interest expense.............................................................  $  161,469  $  164,749  $  158,503
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The Company made cash interest payments of $130.6 million, $135.1 million and $129.4 in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

NOTE 13--LEASES

    At February 1, 1997, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):

                                                                                             CAPITAL    OPERATING
FISCAL YEARS                                                                                  LEASES      LEASES
------------------------------------------------------------------------------------------  ----------  ----------
1997......................................................................................  $   42,549  $   30,604
1998......................................................................................      40,878      30,172
1999......................................................................................      34,191      29,659
2000......................................................................................      32,166      29,430
2001......................................................................................      22,989      27,727
Later years...............................................................................     245,108     311,106
                                                                                            ----------  ----------
Total minimum lease payments(a)...........................................................     417,881  $  458,698
                                                                                                        ----------
                                                                                                        ----------
Less: executory costs (such as taxes, maintenance and insurance)..........................       2,221
                                                                                            ----------
Net minimum lease payments................................................................     415,660
Less: amounts representing interest.......................................................     217,174
                                                                                            ----------
Present value of net minimum lease payments (including current installments of $23,133)...  $  198,486
                                                                                            ----------
                                                                                            ----------

------------------------

(a) Net of sublease income of $1,147 and $134,010 for capital and operating leases, respectively.

                             PATHMARK STORES, INC.

NOTE 13--LEASES (CONTINUED)
    During Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company incurred capital lease obligations of $39.2 million, $41.1 million and $21.3 million, respectively, in connection with property and equipment lease agreements. These capital lease amounts are non-cash and, accordingly, have been excluded from the consolidated statements of cash flows.

    During the third quarter of Fiscal 1996, the Company sold three of its supermarket properties for $19.3 million, net of fees of $1.4 million and income taxes of $0.7 million, and simultaneously leased back such properties. The net proceeds were used to paydown debt, primarily the Working Capital Facility. Due to the Company's continuing involvement in such properties, no gain has been recorded and the transaction has been accounted for as a financing, with the associated liability of $21.4 million included in lease obligations in the consolidated balance sheet.

    Rent expense, included in continuing operations, under all operating leases having noncancellable terms of more than one year is summarized as follows (dollars in thousands):

                                                                                           FISCAL YEARS
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Minimum rentals...............................................................  $   47,366  $   47,461  $   49,564
Contingent rentals(b).........................................................      --          --             318
Less: rentals from subleases..................................................     (14,576)    (15,802)    (13,092)
                                                                                ----------  ----------  ----------
Rent expense..................................................................  $   32,790  $   31,659  $   36,790
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

------------------------

(b) Primarily based on sales.

NOTE 14--RELATED PARTY TRANSACTIONS

    The Company is a party to an agreement pursuant to which the Company provides certain administrative services to Chefmark. Such services include, among other things, legal, human resources, data processing, insurance, accounting, tax, treasury and property management services. The agreement has an initial term of seven years which expires in Fiscal 2000, with renewal options. The cost of the services charged to Chefmark under this agreement was approximately $1.4 million in each of Fiscal 1996, Fiscal 1995 and Fiscal 1994.

    During Fiscal 1995, the Company paid ML&Co. fees of approximately $0.6 million related to the sale of the freestanding drug stores. During Fiscal 1994, the Company paid ML&Co. fees of approximately $1.0 million related to the disposal of the home centers segment.

NOTE 15--RETIREMENT AND BENEFIT PLANS

    The Company has several noncontributory defined benefit pension plans, the most significant of which is the SGC Pension Plan, which covers substantially all non-union and certain union associates. Pension benefits to retired and to terminated vested associates are primarily based upon their length of service and upon a percentage of qualifying compensation. The Company's funding policy, which is consistent with federal funding requirements, is intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. Due to the overfunding status of the SGC Pension Plan, no contributions were required during the last three fiscal years.

                             PATHMARK STORES, INC.

NOTE 15--RETIREMENT AND BENEFIT PLANS (CONTINUED)
    The following table sets forth the funded status of the pension plans and the amounts recognized in the Company's financial statements (dollars in thousands):

                                                                 FEBRUARY 1, 1997            FEBRUARY 3, 1996
                                                            --------------------------  --------------------------
                                                               ASSETS     ACCUMULATED      ASSETS     ACCUMULATED
                                                               EXCEED       BENEFITS       EXCEED       BENEFITS
                                                            ACCUMULATED      EXCEED     ACCUMULATED      EXCEED
                                                              BENEFITS       ASSETS       BENEFITS       ASSETS
                                                            ------------  ------------  ------------  ------------
Actuarial present value of accumulated benefit obligation:
    Vested................................................   $  (84,092)   $  (20,922)   $  (94,648)   $  (17,929)
    Unvested..............................................       (5,988)         (215)       (5,749)         (250)
                                                            ------------  ------------  ------------  ------------
    Total.................................................      (90,080)      (21,137)     (100,397)      (18,179)
Plan assets at fair value.................................      171,270           447       164,306           265
                                                            ------------  ------------  ------------  ------------
Plan assets higher (lower) than accumulated benefit
  obligation..............................................   $   81,190    $  (20,690)   $   63,909    $  (17,914)
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Actuarial present value of projected benefit obligation...   $ (114,776)   $  (23,200)   $ (118,859)   $  (20,894)
Plan assets at fair value.................................      171,270           447       164,306           265
                                                            ------------  ------------  ------------  ------------
Plan assets higher (lower) than projected benefit
  obligation..............................................       56,494       (22,753)       45,447       (20,629)
Unrecognized net gain from past experience different from
  that assumed and effects of changes in assumptions......      (43,296)          (90)      (33,156)          (90)
Unrecognized prior service cost...........................        1,111           955         1,209         1,671
                                                            ------------  ------------  ------------  ------------
Prepaid (accrued) pension cost............................   $   14,309    $  (21,888)   $   13,500    $  (19,048)
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

    Assets of the Company's pension plans are invested in marketable securities comprised primarily of equities of domestic corporations, U.S. Government instruments and money market investments.

    During the fourth quarter of Fiscal 1996, the Company recorded a restructuring charge (see Note 3) which included $2.1 million for the costs of a voluntary early retirement program. The liability related to this charge is included as part of the net accrued pension cost.

    The decrease in the vested benefit obligation in Fiscal 1996 compared to Fiscal 1995 was primarily due to the recognition of the lump sum payment option in the voluntary early retirement program, which also resulted in a corresponding offset in the plan assets.

    The following table provides the assumptions used in determining the actuarial present value of the projected benefit obligation at February 1, 1997 and February 3, 1996:

                                                                        FEBRUARY 1,     FEBRUARY 3,
                                                                           1997            1996
                                                                      ---------------  -------------
Weighted average discount rate......................................           7.5%           7.25%
Rate of increase in future compensation levels......................           4.5            4.25%
Expected long-term rate of return on plan assets....................           9.5            9.5

                             PATHMARK STORES, INC.

NOTE 15--RETIREMENT AND BENEFIT PLANS (CONTINUED)
    The change in the weighted average discount rate, which is used in determining the actuarial present value of the projected benefit obligation, will not have a material impact on the Company's net pension cost in Fiscal 1997.

    The net periodic pension cost (income) included in continuing operations is comprised of the following components (dollars in thousands):

                                                                                             FISCAL YEARS
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
Service cost of benefits earned during the year...................................  $   3,771  $   3,402  $   4,402
Interest cost on projected benefit obligation.....................................     10,182      9,533      9,085
Actual gain on plans' assets......................................................    (28,109)   (40,531)       (71)
Net amortization and deferral.....................................................     15,988     27,747    (10,848)
                                                                                    ---------  ---------  ---------
Net periodic pension cost.........................................................  $   1,832  $     151  $   2,568
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The Company also contributes to many multi-employer plans which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $18.7 million, $17.7 million and $16.8 million in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

    The Company sponsors a savings plan for eligible non-union associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contributions to the savings plan were $3.6 million, $3.7 million and $3.5 million in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

NOTE 16--OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    The Company provides its associates other postretirement benefits, principally health care and life insurance benefits. The accumulated postretirement benefit obligation was determined utilizing an assumed discount rate of 7.5% at February 1, 1997 and 7.25% at February 3, 1996 and by applying the provisions of the Company's medical plans, the established maximums and sharing of costs, the relevant actuarial assumptions and the health-care cost trend rates, which are projected at 6.75% and grade down to 4.5% in Fiscal 2000. The effect of a 1% change in the assumed cost trend rate would change the accumulated postretirement benefit obligation by approximately $1.2 million as of February 1, 1997 and would change the net periodic postretirement benefit income by $0.2 million for Fiscal 1996.

    The net postretirement benefit cost (income) included in continuing operations is comprised of the following components (dollars in thousands):

                                                                                               FISCAL YEARS
                                                                                      -------------------------------
                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
Service cost of benefits earned during the year.....................................  $     545  $     613  $     699
Interest cost on accumulated postretirement benefit obligation......................      1,640      2,267      2,051
Net amortization and deferral.......................................................       (931)      (460)      (182)
Curtailment gain....................................................................     (2,000)    --         --
                                                                                      ---------  ---------  ---------
Net postretirement benefit cost (income)............................................  $    (746) $   2,420  $   2,568
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                             PATHMARK STORES, INC.

NOTE 16--OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)
    During the second quarter of Fiscal 1996, the Company eliminated postretirement medical coverage for active non-union associates who retire after December 31, 1997. This change resulted in a pretax curtailment gain of $2.0 million.

    The following table provides information on the status of the postretirement plans (dollars in thousands):

                                                                      FEBRUARY 1,  FEBRUARY 3,
                                                                         1997         1996
                                                                      -----------  -----------
Accumulated postretirement benefit obligation:
  Retirees..........................................................   $   9,678    $  14,276
  Other active plan participants....................................      10,180       13,855
                                                                      -----------  -----------
  Total.............................................................      19,858       28,131
Unrecognized prior service cost.....................................       7,026       --
Unrecognized net gain from past experience different from that
  assumed and effects of changes in assumptions.....................       6,798        4,669
                                                                      -----------  -----------
Accrued postretirement cost.........................................   $  33,682    $  32,800
                                                                      -----------  -----------
                                                                      -----------  -----------

    During the fourth quarter of Fiscal 1996, the Company recorded a restructuring charge (see Note 3) which included $2.1 million for the estimated costs of a voluntary early retirement program. The liability related to this charge is included as part of the accrued postretirement cost.

    The decrease in the accumulated postretirement benefit obligation and the recording of an unrecognized prior service cost are due to the elimination of postretirement medical coverage for active non-union associates.

    The Company also provides its associates postemployment benefits, primarily long-term disability and salary continuation. The obligation for these benefits was determined by application of the provisions of the Company's long-term disability plan and includes the age of active claimants at disability and at valuation, the length of time on disability and the probability of the claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4%.

    The accumulated postemployment benefit obligation as of February 1, 1997 and February 3, 1996 was $8.5 million and $8.3 million, respectively. The net postemployment benefit cost included in continuing operations consisted of the following components (dollars in thousands):

                                                                                                FISCAL YEARS
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Service cost of benefits earned during the year......................................  $   1,314  $     997  $   1,644
Interest cost on accumulated postemployment obligation...............................        316        296        304
                                                                                       ---------  ---------  ---------
Net postemployment benefit cost......................................................  $   1,630  $   1,293  $   1,948
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                             PATHMARK STORES, INC.

NOTE 17--INCOME TAXES

    The income tax benefit (provision) included in continuing operations is comprised of the following (dollars in thousands):

                                                                                             FISCAL YEARS
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
Current
  Federal.........................................................................  $   1,084  $  (1,669) $  --
  State...........................................................................        769      2,172     (4,744)
Deferred
  Federal.........................................................................      9,626     (9,233)    (4,449)
  State...........................................................................      2,932     (6,254)    (2,871)
Change in valuation allowance.....................................................     --          9,070      7,981
                                                                                    ---------  ---------  ---------
Income tax benefit (provision)....................................................  $  14,411  $  (5,914) $  (4,083)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The effective tax rate applicable to continuing operations for the income tax benefit (provision) differs from the federal statutory tax rate as follows:

                                                                                                   FISCAL YEARS
                                                                                          -------------------------------
                                                                                            1996       1995       1994
                                                                                          ---------  ---------  ---------
Federal statutory tax rate..............................................................       35.0%     (35.0)%     (35.0)%
State income taxes......................................................................        7.0       (6.9)     (17.6)
Tax credits.............................................................................     --            1.5        3.7
Change in valuation allowance...........................................................     --           23.5       28.3
Other...................................................................................       (0.1)       1.6        6.1
                                                                                                ---  ---------  ---------
Effective tax rate......................................................................       41.9%     (15.3)%     (14.5)%
                                                                                                ---  ---------  ---------
                                                                                                ---  ---------  ---------

                             PATHMARK STORES, INC.

NOTE 17--INCOME TAXES (CONTINUED)
    Deferred income tax assets and liabilities consist of the following (dollars in thousands):

                                                                      FEBRUARY 1, 1997        FEBRUARY 3, 1996
                                                                   ----------------------  ----------------------
                                                                     ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                                   ----------  ----------  ----------  ----------
Depreciation and amortization....................................  $   --      $   65,449  $   --      $   71,629
Merchandise inventory and gross profit...........................      --          20,449      --          19,576
Prepaid expenses.................................................      --           6,969      --           5,975
Self-insured liabilities.........................................      38,906      --          42,127      --
Benefit plans....................................................      10,011      --           9,100      --
Lease capitalization.............................................      17,927      --          16,990      --
Alternative minimum taxes........................................       8,316      --           6,063      --
General business credits.........................................       9,019      --           8,821      --
Net operating loss carryforwards.................................       9,631      --           5,245      --
Other postretirement and postemployment benefits.................      17,791      --          18,470      --
Closed stores reserves and accrued expenses......................      18,281      --          15,361      --
Capital loss carryforward........................................      45,850      --          --          --
Other............................................................         721       7,779       1,873       9,471
                                                                   ----------  ----------  ----------  ----------
Subtotal.........................................................     176,453     100,646     124,050     106,651
Less: valuation allowance........................................      45,850      --          --          --
                                                                   ----------  ----------  ----------  ----------
Total............................................................  $  130,603  $  100,646  $  124,050  $  106,651
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    The balance sheet classification of the deferred income tax assets and liabilities is as follows (dollars in thousands):

                                                                     FEBRUARY 1, 1997         FEBRUARY 3, 1996
                                                                  -----------------------  -----------------------
                                                                   CURRENT    NONCURRENT    CURRENT    NONCURRENT
                                                                  ----------  -----------  ----------  -----------
Assets..........................................................  $   36,884   $ 139,569   $   31,122   $  92,928
Liabilities.....................................................     (29,773)    (70,873)     (26,966)    (79,685)
                                                                  ----------  -----------  ----------  -----------
Subtotal........................................................       7,111      68,696        4,156      13,243
Less: valuation allowance.......................................      --          45,850       --          --
                                                                  ----------  -----------  ----------  -----------
Total...........................................................  $    7,111   $  22,846   $    4,156   $  13,243
                                                                  ----------  -----------  ----------  -----------
                                                                  ----------  -----------  ----------  -----------

    The Company's net deferred income tax assets were $30.0 million and $17.4 million at February 1, 1997 and February 3, 1996, respectively. At February 1, 1997, management believes that sufficient evidence exists which indicates that it is more likely than not that the Company will be able to realize these net deferred income tax assets. In addition, during Fiscal 1996, as a result of a sale of a minority interest in a special purpose subsidiary of the Company to an unrelated party, the Company recorded a tax capital loss of $131.0 million (a $45.9 million tax benefit) due to a basis differential in such stock. A related valuation allowance was recorded to fully reserve the deferred income tax capital loss carryforward, which expires in Fiscal 2001. Reversal of the valuation allowance will occur when and if the Company is able to generate capital gains. Federal and state net operating loss carryforwards expire from Fiscal 1998 to Fiscal 2012. General business credits consist of federal jobs credits and expire from Fiscal 2001 to Fiscal 2011.

                             PATHMARK STORES, INC.

NOTE 17--INCOME TAXES (CONTINUED)
    During Fiscal 1995, in conjunction with the Company's continuing evaluation of its deferred income tax assets, the Company reversed the valuation allowance related to its net deferred income tax assets. Such reversals of the valuation allowance totaled $9.1 million and have been included as a component of the Fiscal 1995 income tax provision. The Fiscal 1994 state income tax provision includes the recording of state income taxes for certain issues related to prior years.

    In Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company made income tax payments of $4.6 million, $21.9 million and $6.3 million, respectively, and received income tax refunds of $5.5 million, $10.3 million and $25.9 million, respectively.

NOTE 18--EXTRAORDINARY ITEMS

    The extraordinary items, representing the loss on extinguishment of indebtedness, consist of the following (dollars in thousands):

                                                                                       FISCAL
                                                                                        1996
                                                                                      ---------
Loss before income taxes............................................................  $  (1,490)
Income tax benefit..................................................................        613
                                                                                      ---------
Extraordinary items, net of a tax benefit...........................................  $    (877)
                                                                                      ---------
                                                                                      ---------

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

NOTE 19--DISPOSITION OF FREESTANDING DRUG STORES

    During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores and, on July 28, 1995, completed the sale of 30 of its freestanding drug stores, including merchandise inventory, to Rite Aid Corporation for $59.9 million. The Company used $25.0 million of the proceeds to repay a portion of its existing Term Loan and paid a dividend of $21.8 million to PTK. The Company paid $13.1 million to Holdings in accordance with the tax sharing agreement, representing income taxes currently due, related to the gain on the sale.

    The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Five of the remaining six freestanding drug stores closed during Fiscal 1995 and the sixth store closed during the second quarter of Fiscal 1996.

NOTE 20--GAIN ON DISPOSAL OF HOME CENTERS SEGMENT AND DISCONTINUED OPERATIONS

    On November 4, 1994, the Company's Plainbridge subsidiary completed the sale of its home centers segment to Rickel Home Centers, Inc. ("Rickel") for approximately $88.7 million in cash, plus the

                             PATHMARK STORES, INC.

NOTE 20--GAIN ON DISPOSAL OF HOME CENTERS SEGMENT AND DISCONTINUED OPERATIONS (CONTINUED) assumption of certain indebtedness. During Fiscal 1994, the Company recognized a gain of $17.0 million on the sale of the home centers segment, net of an income tax provision of $2.3 million. Such gain included a pension plan curtailment gain of $6.2 million and a reduction in the deferred tax valuation allowance of $5.1 million, resulting from the utilization of tax loss carryforwards for which reserves had previously been provided. The Company used net cash proceeds of $66.6 million in Fiscal 1994 and $4.7 million in Fiscal 1995 to pay a dividend to PTK.

    Through the date of the sale, the Company reported the home centers segment as discontinued operations. Operating results of such discontinued operations were as follows (dollars in thousands):

                                                                                      FISCAL
                                                                                     1994(A)
                                                                                    ----------
Sales.............................................................................  $  271,989
                                                                                    ----------
                                                                                    ----------
Loss before income taxes(b).......................................................  $   (2,383)
Income tax benefit................................................................         284
                                                                                    ----------
Loss from discontinued operations.................................................  $   (2,099)
                                                                                    ----------
                                                                                    ----------

------------------------

(a) Represents the results of operations related to the home centers segment from January 30, 1994 through November 3, 1994.

(b) The Company charged the home centers segment interest expense, which related to a proportionate share of certain borrowings. This charge amounted to $11.0 million Fiscal 1994 and is included in the results of the discontinued operations.

NOTE 21--NEW CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

    On October 8, 1996, the Company hired a new Chief Executive Officer (the "CEO") pursuant to a five-year employment agreement (the "Employment Agreement"). In conjunction with his employment, SMG-II granted to the CEO an equity package (the "Equity Strip") consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock and 19,851 restricted shares of SMG-II Common Stock and options to purchase 100,000 shares of SMG-II Common Stock at an initial exercise price of $100 per share (the "Options") with the said exercise price increasing over time. The Equity Strip was valued at $3.4 million at the date of issuance, based upon an independent appraisal, and will vest over the term of the Employment Agreement or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in its entirety upon the occurrence of a termination event, as defined. The Equity Strip is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement. The Options were accounted for by SMG-II using the methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as a result, no compensation expense was recorded. The Options will vest over four years and expire one year after being fully vested, except for the portion of the Options that vest on the day before the fifth year and has not yet become exercisable, the expiration of which will be extended to year seven. If employment with the Company should end as a result of a termination event, the Options (whether or not then vested) will be immediately and irrevocably forfeited, except in certain circumstances. Vested Options do not become exercisable until the occurrence of certain events related generally to the realization of a third-party sale of SMG-II Common Stock. The CEO also received (a) a one-time signing bonus of $1 million, which is being

                             PATHMARK STORES, INC.

NOTE 21--NEW CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT (CONTINUED) amortized as compensation expense over the term of the Employment Agreement, and
(b) a $4.5 million loan evidenced by sixteen separate promissory notes. Under the terms of each note, if he is in full employment of the Company on a quarterly anniversary of his hiring date, his obligation to pay such note maturing on such date will be forgiven as to principal, but not any then accrued and unpaid interest. The Company will record compensation expense upon the forgiveness of each note. In the event his employment ends, as a result of a termination event, prior to a change in control, as defined, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest. These notes, which bear interest at a blended rate of approximately 6%, are on a full-recourse basis and secured by the Equity Strip, the Options and any shares acquired upon exercise of such Options.

NOTE 22--COMMITMENTS AND CONTINGENCIES

    RICKEL:

    In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into leases for certain real estate properties with Rickel, as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $4.5 million. In addition, as part of the sale, the Company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of February 1, 1997, the estimated present value of obligations under the Assumed Liabilities approximated $29.0 million.

    In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In April 1996, the Company filed its proofs of claim in connection with the bankruptcy proceedings. In August 1996, Rickel filed an order with the Bankruptcy Court to reject a third party lease. The estimated present value of this lease obligation is approximately $4.5 million. In November 1996, Rickel filed an order with the Bankruptcy Court to reject four Leases related to property owned by the Company, with aggregate annual rentals of approximately $2.4 million. The Company is actively marketing these properties to other prospective tenants. In February 1997, Rickel filed an order with the Bankruptcy Court to reject one additional third party lease which the Company has settled with the landlord. Management has evaluated its exposure with respect to these rejected Leases and has concluded that the Company has sufficient reserves to cover any resulting liability which may occur with respect to these rejected Leases. Since the bankruptcy is not concluded, the Company cannot determine whether Rickel will reject any additional Leases or the extent to which the Company may become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

    OUTSOURCING:

    In August 1991, the Company entered into a long-term agreement with IBM, to provide a wide range of information systems services. Under the agreement, IBM has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The amounts expensed under this agreement in the accompanying consolidated statements of operations were $22.1 million, $21.0 million and $16.0 million during Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

                             PATHMARK STORES, INC.

NOTE 22--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    OTHER:

    The Company is also a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

NOTE 23--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Financial data for the interim periods of Fiscal 1996 and Fiscal 1995 is as follows (dollars in thousands):

                                                                   13 WEEKS ENDED
                                                  ------------------------------------------------
                                                    MAY 4,    AUGUST 3,   NOVEMBER 2,  FEBRUARY 1,     FISCAL
                                                     1996        1996        1996         1997          1996
                                                  ----------  ----------  -----------  -----------  ------------
52 WEEKS ENDED FEBRUARY 1, 1997
Sales...........................................  $  912,837  $  931,237   $ 911,099    $ 955,350   $  3,710,523
Gross profit(a).................................     266,024     274,697     266,747      283,778      1,091,246
Selling, general and administrative
  expenses(b)...................................     213,680     214,957     211,820      216,833        857,290
Depreciation and amortization...................      20,639      21,410      20,488       26,419         88,956
Restructuring charge............................      --          --          --            9,137          9,137
Lease commitment charge.........................      --          --          --            8,763          8,763
Operating earnings..............................      31,705      38,330      34,439       22,626        127,100
Interest expense................................     (39,889)    (40,470)    (40,304)     (40,806)      (161,469)
Loss from operations before income taxes and
  extraordinary items...........................      (8,184)     (2,140)     (5,865)     (18,180)       (34,369)
Income tax benefit..............................       3,321         699       2,314        8,077         14,411
Loss from operations before extraordinary
  items.........................................      (4,863)     (1,441)     (3,551)     (10,103)       (19,958)
Extraordinary items, net of an income tax
  benefit.......................................        (673)       (204)     --           --               (877)
Net loss........................................  $   (5,536) $   (1,645)  $  (3,551)   $ (10,103)  $    (20,835)

                             PATHMARK STORES, INC.

NOTE 23--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                            13 WEEKS ENDED               14 WEEKS
                                                  -----------------------------------     ENDED
                                                  APRIL 29,    JULY 29,   OCTOBER 28,  FEBRUARY 3,      FISCAL
                                                     1995        1995        1995          1996          1995
                                                  ----------  ----------  -----------  ------------  ------------
53 WEEKS ENDED FEBRUARY 3, 1996
Sales...........................................  $  981,866  $  972,247   $ 939,748   $  1,077,732  $  3,971,593
Gross profit(c).................................     277,489     276,598     261,127        318,748     1,133,962
Selling, general and administrative
  expenses(b)...................................     213,789     215,342     208,105        228,443       865,679
Depreciation and amortization...................      19,945      20,083      20,100         20,280        80,408
Operating earnings..............................      43,755      41,173      32,922         70,025       187,875
Interest expense................................     (41,105)    (41,883)    (40,318)       (41,443)     (164,749)
Gain on disposition of freestanding drug
  stores........................................      --          15,535      --            --             15,535
Earnings (loss) before income taxes.............       2,650      14,825      (7,396)        28,582        38,661
Income tax (provision) benefit..................        (328)      1,676       3,673        (10,935)       (5,914)
Net earnings (loss).............................  $    2,322  $   16,501   $  (3,723)  $     17,647  $     32,747

------------------------

(a) The pretax LIFO provision for Fiscal 1996 was $0.85 million in the first and second quarter with no provision in the third quarter. The annual credit was $1.3 million, resulting in a $3.0 million credit in the fourth quarter.

(b) Selling, general and administrative expenses ("SG&A") for Fiscal 1996 included a first quarter provision of $5.8 million representing the termination costs of two former executives of the Company, a first quarter gain of $5.6 million recognized on the sale of certain real estate and a second quarter curtailment gain of $2.0 million due to the elimination of postretirement medical coverage for active non-union associates. SG&A for Fiscal 1995 also included a fourth quarter gain of $3.4 million recognized on the sale of a former warehouse of Purity Supreme, Inc., a previously divested company.

(c) The pretax LIFO provision for Fiscal 1995 was $0.8 million in the first quarter, $0.5 million in the second quarter and $0.8 million in the third quarter. The annual provision was $1.1 million, resulting in a $1.0 million credit in the fourth quarter.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder

Pathmark Stores, Inc.

Woodbridge, New Jersey

    We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and its subsidiaries (the "Company") as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Parsippany, New Jersey

April 23, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY (AS OF APRIL 15, 1997)

(A) DIRECTORS OF THE COMPANY

    The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name and principal business of any corporation or other organization in which such occupation or employment is or was conducted, of the directors of the Company, all of whom are citizens of the United States unless otherwise indicated. Each individual named below is a director of both the Company and Holdings.

                                                                                                     DIRECTOR OF THE
                                                                                                         COMPANY
NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                                                 SINCE (1)
---------------------------------------------------------------------------------------------------  ---------------
MATTHIAS BOWMAN, 48, Chief Executive Officer of Merrill Lynch Capital Partners, Inc., ("MLCP"), an           1997
  investment firm affiliated with Merrill Lynch & Co., ("ML& Co."), the financial services concern, since 1994; Vice Chairman of Investment Banking with ML&Co. since 1993; Managing Director of
  Merrill Lynch, Pierce, Fenner & Smith Incorporated since at least 1992. Mr. Bowman is also a
  Director of Rykoff-Sexton, Inc.
JOHN W. BOYLE, 68, Chairman and Chief Executive Officer of the Company from March 1996 to October            1995
  1996 (Retired); Vice Chairman (retired), Eckerd Corporation, a drug store chain, between 1983 and
  1995. Mr. Boyle is also a Director of United Artists Theater Circuit, Inc.(2)
JAMES J. BURKE, JR., 45, Managing Partner and a Director of Stonington Partners, Inc. ("SPI"), a             1988
  private investment firm, since 1993, and a Director of MLCP since 1987; Partner of MLCP from 1993 to 1994; President and Chief Executive Officer of MLCP from 1987 to 1993. Mr. Burke was also a
  Managing Director of ML&Co. until 1994. Mr. Burke is also a Director of Ann Taylor Stores Corp.,
  Borg-Warner Security Corp., Education Management Corp. and United Artists Theater Circuit, Inc.
JAMES DONALD, 43, Chairman, President and Chief Executive Officer of the Company (since October              1996
  1996); Senior Vice President and General Manager, Safeway, Inc., Eastern Division from February
  1994 until October 1996; Vice President-Marketing, Wal-mart Corp. prior thereto(3).
U. PETER C. GUMMESON, 38, Managing Director of Alliance Corporate Finance Group, Incorporated, an            1996
  investment firm affiliated with the Equitable Life Assurance Society of the United States (the
  "Equitable") and an investment officer of the Equitable.
SUNIL C. KHANNA, 40, Principal of SPI since 1993; Principal of MLCP from 1993 to 1994; Vice                  1987
  President of MLCP from 1989 to 1993; a Director of the Investment Banking Division of ML&Co. from
  1993 to 1994, and a Vice President thereof prior thereto. Mr. Khanna is also a Director of
  Rykoff-Sexton, Inc.
STEPHEN M. McLEAN, 39, Partner and a Director of SPI since 1993; Partner of MLCP from 1993 to 1994;          1987
  Senior Vice President of MLCP from 1987 to 1993; Director of MLCP since 1987; Managing Director of the Investment Banking Division of ML&Co. until 1994. Mr. McLean is also a Director of CMI
  Industries, Inc. and Dictaphone Corporation.

                                                                                                     DIRECTOR OF THE
                                                                                                         COMPANY
NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                                                 SINCE (1)
---------------------------------------------------------------------------------------------------  ---------------
ROBERT G. MILLER, 53, Chairman & Chief Executive Officer of Fred Meyer, Inc., a diversified                  1997
  retailer. Mr. Miller is also a Director of PacifiCorp.
JERRY G. RUBENSTEIN, 67, Managing Partner, Omni Management Associates; Consultant to MLCP since              1996
  1988.

------------------------

(1) Includes service with Pathmark's predecessor.

(2) Mr. Boyle was retained on March 20, 1996 to act as the Company's interim Chairman and Chief Executive Officer. He resigned said position on October 7, 1996.

(3) Mr. Donald was elected as Chairman, President and Chief Executive Officer of the Company effective October 8, 1996.

    Pursuant to the Stockholders Agreement, the ML Investors are entitled to designate seven directors, the Management Investors are entitled to designate three directors and The Equitable Investors are entitled to designate one director to Holdings' Board of Directors. By having the ability to designate a majority of Holdings' Board of Directors, the Merrill Lynch Investors have the ability to control the Company. Currently, six of the persons serving as directors were designated by the Merrill Lynch Investors (Messrs. Bowman, Boyle, Burke, Khanna, McLean and Rubenstein), one was designated by the Management Investors (Mr. Donald) and one was designated by the Equitable Investors (Mr. Gummeson). Mr. Miller was designated by the three investor groups. No family relationship exists between any director and any other director or executive officer of the Company.

(B) EXECUTIVE OFFICERS

    The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of the executive officers of the Company, all of whom are citizens of the United States unless otherwise indicated and serve at the discretion of the Board of Directors of the Company. The executive officers of the Company listed below were elected to office for an indefinite period of time. No family relationship exists between any executive officer and any other executive officer or director of the Company.

                                                                                                            OFFICER OF THE
                                                                                                                COMPANY
              NAME                     AGE                         POSITIONS AND OFFICE                        SINCE(1)
---------------------------------      ---      ----------------------------------------------------------  ---------------
JAMES DONALD.....................          43   Chairman, President and Chief Executive Officer since               1996
                                                October 1996(2)
NEILL CROWLEY....................          54   Executive Vice President--Retail Services since October             1994
                                                1996; Executive Vice President-- Distribution since May
                                                1995; Executive Vice President--Marketing from May 1994 to
                                                May 1995; Executive Vice President--Marketing and Store
                                                Support, The Vons Companies, Inc. (a supermarket chain)
                                                prior thereto.
RON MARSHALL.....................          43   Executive Vice President and Chief Financial Officer since          1994
                                                October 1994. Senior Vice President and Chief Financial
                                                Officer of Dart Group Corporation (a diversified retailer)
                                                prior thereto.

                                                                                                            OFFICER OF THE
                                                                                                                COMPANY
              NAME                     AGE                         POSITIONS AND OFFICE                        SINCE(1)
---------------------------------      ---      ----------------------------------------------------------  ---------------
JOSEPH W. ADELHARDT..............          50   Senior Vice President and Controller since January 1996;            1987
                                                Vice President and Controller prior thereto. Mr. Adelhardt joined the Company in 1976.
HARVEY M. GUTMAN.................          51   Senior Vice President--Retail Development. Mr. Gutman               1990
                                                joined the Company in 1976.
ROBERT JOYCE.....................          51   Senior Vice President (since October 1996); Executive Vice          1989
                                                President--Operations (from January 1996 to October 1996;
                                                Senior Vice President--Operations--from March 1995 to
                                                January 1996; Senior Vice President-- Administration prior thereto. Mr. Joyce joined the Company in 1963.
RONALD RALLO.....................          59   Senior Vice President--Merchandising (since October 1996);          1993
                                                Executive Vice President-- Merchandising (from May 1995 to
                                                October 1996); Senior Vice President--Merchandising from
                                                July 1993 to May 1995); Senior Vice President--
                                                Merchandising Pathmark division (from September 1992 to
                                                July 1993); Senior Vice President-- Perishable
                                                Merchandising, Pathmark division prior thereto. Mr. Rallo
                                                joined the Company in 1962.
JOHN SHEEHAN.....................          39   Senior Vice President--Operations (since October 1996);             1996
                                                Director of Operations, Albertsons, Inc. prior thereto.
MARC A. STRASSLER................          48   Vice President, Secretary and General Counsel. Mr.                  1987
                                                Strassler joined the Company in 1974.
FRANK VITRANO....................          41   Vice President and Treasurer since December 1996;                   1996
                                                Treasurer from July 1995 to December 1996; Director-Risk
                                                management prior thereto. Mr. Vitrano joined the Company
                                                in 1972.
MYRON D. WAXBERG.................          63   Vice President and General Counsel--Real Estate Mr.                 1991
                                                Waxberg joined the Company in 1976.

------------------------

(1) Includes service with Pathmark's predecessor.

(2) Member of the Company's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM COMPENSATION
                                                ANNUAL COMPENSATION                           AWARDS
                                 -------------------------------------------------  ---------------------------
                                                                        AWARDS                     SECURITIES
                                                                     OTHER ANNUAL    RESTRICTED    UNDERLYING      ALL OTHER
                                                                     COMPENSATION   STOCK AWARDS  OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR     SALARY ($)   BONUS ($)      ($) (1)       ($) (2)        (#) (3)        ($) (4)
-------------------------------  ---------  -----------  ----------  -------------  ------------  -------------  -------------

James L. Donald(5).............       1996     193,846    1,175,000      340,021      3,400,000       100,000          16,821
  Chairman, President and Chief
  Executive Officer

Jack Futterman(6)..............       1996      70,673           --           --             --            --       2,545,000
  Retired Chairman, President         1995     526,442      332,658           --             --            --           5,250
  and CEO                             1994     491,346       92,127           --             --            --           5,250

John W. Boyle(5)...............       1996          --           --           --             --         3,000         388,980
  Retired Interim Chairman,
  President and CEO

Ron Marshall...................       1996     300,000       36,000       49,177             --            --           5,250
  Executive Vice President and        1995     280,289      168,173           --             --            --              --
  Chief Financial Officer             1994      89,904       53,942           --             --         2,000              --

Neill Crowley..................       1996     253,750       30,450           --             --            --           5,250
  Executive Vice President-           1995     247,212      112,241           --             --            --           4,341
  Retail Services                     1994     168,712       21,089           --             --         1,000              --

Ronald Rallo...................       1996     245,000       29,400        4,389             --            --           5,250
  Senior Vice President-              1995     227,500      113,585        4,399             --            --           5,250
  Merchandising                       1994     200,385       21,141        4,265             --            --           5,250

Robert Joyce...................       1996     223,846       26,862        2,195             --            --           5,250
  Senior Vice President               1995     205,437       84,650        2,200             --           250           5,250
                                      1994     169,125       21,141        2,133             --            --           5,250

------------------------

(1) Represents (i) with respect to Mr. Donald, payment of $58,771 to Mr. Donald as reimbursement of legal expenses in connection with the negotiation of his employment agreement and forgiveness of a loan payment due to the Company of $281,250; (ii) with respect to Mr. Marshall, reimbursement of relocation expenses; and (iii) with respect to Messrs. Rallo and Joyce, payments as reimbursement for interest paid to Holdings for loans each of less than $60,000 from Holdings in connection with the purchase of SMG-II Class A Common Stock, and includes an amount sufficient to pay any income taxes resulting therefrom after taking into account the value of any deductions available as a result of the payment of such interest and taxes.

(2) Includes accumulated dividends of $1,039,440 with respect to an award of 8,520 restricted shares of SMG-II Series C Preferred Stock.

(3) Stock options shown were granted (i) to Mr. Donald pursuant to the Employment Agreement dated October 8, 1996 among the Company, SMG-II and Mr. Donald (the "Donald Agreement"); and (ii) to Messrs. Boyle, Marshall, Crowley and Joyce pursuant to the Management Investors 1987 Stock Option Plan of SMG-II (the "Plan"). All options relate to shares of SMG-II Class A Common Stock.

(4) Represents (i) with respect to Mr. Donald, payments of $11,756 on behalf of Mr. Donald for temporary housing and $5,065 for a term life insurance premium on Mr. Donald's life; (ii) with respect to Mr. Futterman, payments of $4,594 representing the Company's matching contribution to the SGC Savings Plan, $2,128,150 paid to Mr. Futterman pursuant to a Retirement Agreement dated March 20, 1996 among Mr. Futterman, the Company and SMG-II (the "Retirement Agreement"), and $412,256 paid pursuant to Mr. Futterman's Supplemental Retirement Agreement; (iii) with respect to Mr. Boyle, payments of $288,980 representing a consulting fee for acting as the Company's interim Chief Executive Officer payable pursuant to a Consulting Agreement dated March 20, 1996 between the Company and Mr. Boyle, and a completion bonus of $100,000 in connection with the identification and hiring of Mr. Donald as Chief Executive Officer; and (iv) with respect to the other four named executive officers, the Company's matching contribution under the SGC Savings Plan.

(5) Mr. Donald was employed by the Company on October 8, 1996 as Chairman, President and CEO replacing Mr. Boyle who acted as interim Chairman and CEO from March 20, 1996 to October 7, 1996.

(6) Mr. Futterman retired on March 20, 1996.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                             POTENTIAL
                                                                                                        REALIZABLE VALUE AT
                                                             INDIVIDUAL GRANTS                                ASSUMED
                                        ------------------------------------------------------------   ANNUAL RATES OF STOCK
                                                         % OF TOTAL                                            PRICE
                                                          OPTIONS/                                    APPRECIATION FOR OPTION
                                                        SARS GRANTED      EXERCISE OR                           TERM
                                        OPTIONS/SARS    TO EMPLOYEES      BASE PRICE     EXPIRATION   ------------------------
NAME                                     GRANTED (#)   IN FISCAL YEAR       ($/SH)          DATE        5% ($)      10% ($)
--------------------------------------  -------------  ---------------  ---------------  -----------  ----------  ------------
James L. Donald.......................      100,000            95.7               (1)            (2)   6,288,946    15,937,425
John W. Boyle.........................        3,000(3)          2.9              100        5/02/06      188,668       478,123

------------------------

(1) The stock option to purchase an aggregate of 100,000 shares of SMG-II Class A Common Stock granted to Mr. Donald by SMG-II consists of component A ("Option Component A") covering 50,000 shares of SMG-II Class A Common Stock and component B ("Option Component B") covering the remaining 50,000 shares of Common Stock. Subject to the vesting terms described below, Option Component A has an initial per share exercise price of $100 per share. The per share exercise price of Option Component A will increase to $125 per share on the first day of the Fiscal Year beginning in calendar year 2000 ("Fiscal Year 2000") and to $150 per share on the first day of the Fiscal Year beginning in calendar year 2001 ("Fiscal Year 2001"). Subject to the vesting terms described below, Option Component B has an initial per share exercise price of $100 per share. The per share exercise price of Option Component B will increase to $150 per share on the first day of the Fiscal Year beginning in calendar year 1999; to $250 per share on the first day of Fiscal Year 2000; and to $350 per share on the first day of Fiscal Year 2001. Mr. Donald will vest in 25% of the Option Component A and in 25% of the Option Component B on the Effective Date and on each of the first through third anniversaries of the Effective Date, provided that the Optionee is in the employ of the Company on each such date. Upon the occurrence of a Minimum IPO (as defined below) while the Optionee is in the employ of the Company, the entire Option shall immediately and fully vest. In addition, the Option will immediately and fully vest upon the occurrence of a Change in Control occurring prior to a Termination Event. Except for purposes of tag-along rights and piggyback rights under the Stockholders Agreement, the Option shall not be exercisable (even though the Option or a portion thereof is vested) unless and until it becomes exercisable in accordance with the following provisions:

    (i) The Exercisable Percentage as defined below) of each component of the Option will become exercisable if the ML Investors (as defined in the Stockholders Agreement) have a Realization

       Event (as defined below) in respect of the SMG-II Class A Common Stock at a per share price in excess of the amounts (the "Target Prices") set forth below :

                                                                                  TARGET PRICE PER   TARGET PRICE PER
                                                                                    SHARE/OPTION       SHARE/OPTION
                                 PERIOD OF TIME                                      COMPONENT A        COMPONENT B
--------------------------------------------------------------------------------  -----------------  -----------------
Prior to 2/1/00.................................................................      $     100          $     150
2/1/00 to 1/31/01                                                                     $     125          $     250
2/1/01 and after................................................................      $     150          $     350

------------------------

    (ii) Notwithstanding the above, if the ML Investors have a Realization Event for more than 15% of the shares of SMG-II Class A Common Stock beneficially owned by them on the date Mr. Donald is granted an Option at a per share price in excess of the Target Price described above applicable to the date when such Realization Event occurs, then the components of the Option for which such Target Prices have been achieved shall become immediately vested and exercisable and the exercise price shall not thereafter increase.

(2) The Option will expire on October 8, 2001 to the extent not previously exercised (the "Expiration Date"); provided, however, that the Expiration Date for the portion of Option Component A and Option Component B which is vested prior to such Expiration Date will be extended until October 8, 2003 if such vested portion of Option Component A and Option Component B, as the case may be, has not become exercisable by such initial Expiration Date. During the period of such extension, the per share exercise price of Option Component A and Option Component B, as the case may be (to the extent not previously exercised), will increase at the end of each month during such extension period at an annual rate of 10%.

(3) Options shown were granted pursuant to the Plan and relate to shares of Class A Common Stock of SMG-II. Options are fully vested and exercisable at the time of grant, provided that no exercise may occur unless a registration statement has been filed under the Securities Act of 1933 with respect to the shares subject to the option or the Compensation Committee of the Board of Directors of SMG-II determines that an exemption from registration is available.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES(1)

                                                                                NUMBER OF
                                                                               SECURITIES
                                                                               UNDERLYING
                                                                               UNEXERCISED
                                                                              OPTIONS/SARS
                                                                              AT FY-END (#)
                                                                              EXERCISABLE/
NAME                                                                          UNEXERCISABLE
-------------------------------------------------------------------------  -------------------
John W. Boyle............................................................          3,000/0
Jack Futterman...........................................................         13,000/0
James Donald.............................................................        0/100,000
Neill Crowley............................................................          1,000/0
Ron Marshall.............................................................          2,000/0
Ronald Rallo.............................................................          2,850/0
Robert Joyce.............................................................          2,500/0

------------------------

(1) Options shown were granted pursuant to the Plan (except with respect to Mr. Donald) and relate to shares of Class A Common Stock of SMG-II. No options were exercised in Fiscal 1996 by any of the above named executives.

                                                                           PENSION PLAN TABLE(1)
                                                                              YEARS OF SERVICE
                                                   ----------------------------------------------------------------------
                FINAL AVERAGE PAY                      10          15          20          25          30          35
-------------------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
$150,000.........................................  $   20,000  $   30,000  $   40,000  $   50,000  $   60,000  $   60,000
200,000..........................................      26,667      40,000      53,333      66,667      80,000      80,000
225,000..........................................      30,000      45,000      60,000      75,000      90,000      90,000
250,000..........................................      33,333      50,000      66,667      83,333      100,00     100,000
300,000..........................................      40,000      60,000      80,000     100,000     120,000     120,000
350,000..........................................      46,667      70,000      93,333     116,667     140,000     140,000
400,000..........................................      53,333      80,000     106,667     133,333     160,000     160,000
450,000..........................................      60,000      90,000     120,000     150,000     180,000     180,000
500,000..........................................      66,667     100,000     133,333     166,667     200,000     200,000
550,000..........................................      73,333     110,000     146,667     183,333     220,000     220,000
600,000..........................................      80,000     120,000     160,000     200,000     240,000     240,000
650,000..........................................      86,667     130,000     173,333     216,667     260,000     260,000
700,000..........................................      93,333     140,000     186,667     233,333     280,000     280,000
750,000..........................................     100,000     150,000     200,000     250,000     300,000     300,000

------------------------

(1) The table above illustrates the aggregate annual pension benefits payable under the SGC Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and "Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 1997 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equaled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 1997. As of December 31, 1996, the following individuals had the number of years of credited service indicated after their names: Mr. Futterman, 22.8; Mr. Crowley, 1.5; Mr. Rallo, 30, Mr. Joyce, 26.7 and Mr. Marshall, 1.0. Neither Mr. Donald nor Mr. Boyle had any credited service. As described below in "Compensation Plans and Arrangements--Supplemental Retirement Agreements", certain of the named executives is party to a Supplemental Retirement Agreement with Pathmark.

COMPENSATION PLANS AND ARRANGEMENTS

    SUPPLEMENTAL RETIREMENT AGREEMENTS. The Company has entered into supplemental retirement agreements with certain key executives, including certain of the executive officers named in the Summary Compensation Table, and set forth below, which provide that said executive officers will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, the Company's qualified pension plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983, (a) in the case of Mr. Futterman, equal to $525,000, (b) in the case of Messrs. Joyce and Rallo equal to (i) 30% of his final average Compensation based on ten years of service with the Company and increasing 1% per year for each year of service thereafter, to a maximum of 40%, of his final average Compensation based on 20 years of service, or (ii) $150,000, whichever is less, and (d) in the case of Messrs. Crowley and Marshall, equal to 12.5% of his final average Compensation based on five years of service with the Company and increasing 2.5% per year for each year of service thereafter to a maximum of 35% of his final average Compensation based on 14 years of service. "Compensation" includes base salary and payments under the Executive Incentive Plan, but excludes Company matching contributions under the Savings Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company.

EMPLOYMENT AGREEMENTS:

    EMPLOYMENT AGREEMENT AMONG PATHMARK, SMG-II AND JAMES L. DONALD. On October 8, 1996 (the "Effective Date"), the Company entered into the Donald Agreement with Mr. James L. Donald pursuant to which Mr. Donald was elected Chairman, President and Chief Executive Officer for a term of five years. The Donald Agreement provides Mr. Donald with an initial annual base salary of $600,000 and provides that he shall participate in the Pathmark Executive Incentive Plan, under which Mr. Donald may earn an annual bonus of up to 125% of his annual salary based on performance targets that are set by the Board. For the partial fiscal year commencing on the Effective Date and ending on February 1, 1997, the Donald Agreement guaranties Mr. Donald a minimum bonus of $175,000 and, for the first full fiscal year during the term of the Donald Agreement, Mr. Donald shall receive a minimum annual bonus of $425,000. Furthermore, under the Donald Agreement, Mr. Donald is guaranteed an annual bonus for each of the second, third and fourth full fiscal years of the term of at least 25% of his base salary. The Donald Agreement provides Mr. Donald with the right to defer up to 50% of his annual bonus and salary, which shall be held in a grantor trust established by the Company. During the term of the Donald Agreement, in addition to the base salary, bonus eligibility and other customary annual benefits and perquisites that the Company generally provides to its executive officers, the Company will provide Mr. Donald with a company car and term life insurance in the amount of $4.5 million during the first year and $3.2 million thereafter. The Company also reimbursed Mr. Donald for the legal expenses incurred by him in the negotiation of the Donald Agreement. Mr. Donald also received a one-time signing bonus of $1 million, which is being amortized over the term of the Donald Agreement.

    Furthermore, Mr. Donald received an equity package (the "Equity Strip"), consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock with a stated value of $200 per share and 19,851 restricted shares of SMG-II Class A Common Stock, the terms of which are set forth in the stock award agreement (the "Stock Award Agreement"). The Equity Strip, which as of the Effective Date was valued by the Company at $3.4 million, based upon an independent appraisal, will vest in its entirety upon the occurrence of an Employment-Related Event, as defined in the Stock Award Agreement, and will be forfeited in its entirety upon the occurrence of a Termination Event, as defined in the Donald Agreement. The valuation of $3.4 million is being amortized by the Company over the term of the Donald Agreement. The Preferred Stock ranks PARI PASSU with the existing SMG-II convertible preferred stock and will accrue dividends at a rate of 10% per annum. The Preferred Stock will be convertible into Common Stock on a one-for-one basis. As of the Effective Date, the Preferred Stock had accumulated dividends of approximately $122 per share.

    In addition, Mr. Donald received a stock option (the "Option") to purchase an aggregate of 100,000 shares of SMG-II Class A Common Stock. The Option consists of component A ("Option Component A") covering 50,000 shares of SMG-II Class A Common Stock and component B ("Option Component B") covering the remaining 50,000 shares of SMG-II Class A Common Stock. Any terms used herein not otherwise defined shall have the meanings assigned to them in the Donald Agreement. Option Component A shall have an initial per share exercise price of $100 per share. The per share exercise price of Option Component A will increase to $125 per share on the first day of the Fiscal Year beginning in calendar year 2000 ("Fiscal Year 2000") and to $150 per share on the first day of the Fiscal Year beginning in calendar year 2001 ("Fiscal Year 2001"). Option Component B will have an initial per share exercise price of $100 per share. The per share exercise price of Option Component B will increase to $150 per share on the first day of the Fiscal Year beginning in calendar year 1999; to $250 per share on the first day of Fiscal Year 2000; and to $350 per share on the first day of Fiscal 2001. The Option will expire on the fifth anniversary of the Effective Date to the extent not previously exercised (the "Expiration Date"); provided, however, that the Expiration Date for the portion of Option Component A and Option Component B which is vested (as explained below) immediately prior to such Expiration Date will be extended until the seventh anniversary of the Effective Date if such vested portion of Option Component A and Option Component B, as the case may be, has not become exercisable by such initial Expiration Date. During the period of such extension, the per share exercise price of Option Component A and Option Component B, as the case may be (to the extent not previously exercised), will increase at the end of each month during such extension period at an annual rate of 10%. Mr. Donald will vest in 25% of Option Component A and in 25% of Option Component B on the Effective Date and on each of the first through third anniversaries of the Effective Date, provided that the Optionee is in the employ of Pathmark on each such date. Upon the occurrence of a Minimum IPO (as defined below) while the Optionee is in the employ of the Company, the entire Option shall immediately and fully vest. In addition, the Option will immediately and fully vest upon the occurrence of a Change in Control (as defined below) occurring prior to the Termination Event (as defined below). If Mr. Donald's employment with the Company should end as a result of a Termination Event, then, as of the applicable date of termination, the entire Option (whether or not then vested) will be immediately and irrevocably forfeited.

    Except for purposes of tag-along rights under Article V of the Stockholders Agreement and the piggyback rights under Article VI of the Stockholders Agreement, the Option shall not be exercisable (even though the Option or a portion thereof is vested) unless and until it becomes exercisable in accordance with the following provisions:

    (i) The Exercisable Percentage (as defined below) of each component of the Option will become exercisable if the ML Investors (as defined in the Stockholders Agreement) have a Realization

       Event (as defined below) in respect of the Common Stock at a per share price in excess of the amounts (the "Target Prices") set forth below :

                                                                                  TARGET PRICE PER   TARGET PRICE PER
                                                                                    SHARE/OPTION       SHARE/OPTION
PERIOD OF TIME                                                                       COMPONENT A        COMPONENT B
--------------------------------------------------------------------------------  -----------------  -----------------
Prior to 2/1/00.................................................................      $     100          $     150
2/1/00 to 1/31/01...............................................................      $     125          $     250
2/1/01 and after................................................................      $     150          $     350

    (ii) Notwithstanding the above, if the ML Investors have a Realization Event for more than 15% of the shares of Common Stock beneficially owned by them on the date of grant and Option at a per share price in excess of the Target Price described above applicable to the date when such Realization Event occurs, then the components of the Option for which such Target Prices have been achieved shall become immediately vested and exercisable and the exercise price shall not thereafter increase.

    In the event that Mr. Donald becomes entitled to any tag-along rights under
Section 5.6 or registration rights under Section 6.2 of the Stockholders Agreement, he will be permitted to exercise his sale or transfer rights with respect to the portion of the Option for which the Target Price has been met. For purposes of Section 5.6(b) of the Stockholders Agreement, 100% of the portion of the Option for which the Target Amount has been realized will be considered exercisable in order to determine the number of shares to be included under Section 5.6(b) of the Stockholders Agreement. If, prior to the Expiration Date, the Board determines that it is necessary or desirable to list, register or qualify the shares of Common Stock subject to the Option, and if such listing, registration or qualification is delayed beyond the Expiration Date, the vested and exercisable portion of the Option will remain exercisable until 30 days after such listing, registration, or qualification is accomplished.

    Pursuant to the Donald Agreement, the Company lent Mr. Donald $4.5 million (the "Loan") evidenced by 16 separate promissory notes. Under the terms of each note, if Mr. Donald is in full employment of the Company on a quarterly anniversary of the Effective Date, Mr. Donald's obligation to pay such note maturing on such date will be forgiven as to principal, but not any then accrued and unpaid interest. In the event his employment ends at any time during the term of the Donald Agreement prior to a Change in Control as a result of a Termination Event, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest. These notes bear interest at an effective rate of 6%. The Loan is on a full recourse basis and secured by the Equity Strip, the Option and any shares acquired upon exercise of the Option.

    In the event of Mr. Donald's Involuntary Termination, Pathmark will pay him
(w) the full amount of any accrued but unpaid base salary, plus a cash payment (calculated on the basis of the base salary then in effect) for all unused vacation time which Mr. Donald may have accrued as of the date of Involuntary Termination; (x) the amount of any earned but unpaid Annual Bonus for any Fiscal Year of Pathmark ended on or prior to the date of Involuntary Termination; (y) any unpaid reimbursement for business expenses; and (z) a severance amount equal to four times Mr. Donald's annual rate of salary, based upon the annual rate then in effect immediately prior to the date of termination, payable in monthly installments over 24 months. In addition, in the event of an Involuntary Termination, Mr. Donald and his eligible dependents shall continue to be eligible to participate in the medical, dental, health and life insurance plans applicable to Mr. Donald immediately prior to the Involuntary Termination on the same terms and conditions in effect immediately prior to such Involuntary Termination until the earliest to occur of (i) the end of the 24-month period after the date of termination, the date Mr. Donald becomes eligible to be covered under the benefit plans of a subsequent employer and (iii) the date Mr. Donald breaches any of the protective covenants described below. Furthermore, in the event of an Involuntary Termination, the Equity Strip will automatically and without the need for further action or consent by Pathmark become fully vested in the manner provided by the Stock Award Agreement, and the Option will continue to remain outstanding to the extent provided by the Option Agreement. All notes not previously delivered to Mr. Donald will automatically and without the need for further action or consent by Pathmark be delivered by the escrow agent to Mr. Donald marked "Paid in Full" upon payment by Mr. Donald of any then accrued but unpaid interest on the Loan. During the 30-day period beginning 6 months after a Change in Control, Mr. Donald shall be eligible to resign from the Company for no stated reason and receive all the amounts listed in clauses (w), (x), (y) and (z) above. Any such resignation in such 30-day period following a Change in Control shall be treated as an Involuntary Termination for all purposes of this Agreement.

    In the event Mr. Donald's employment ends at any time during the term as a result of a Termination Event, the Company shall pay him only the amounts decried in clauses (w), (x) and (y) above, and Mr. Donald will immediately forfeit the Equity Strip and the Option. In addition, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest if Mr. Donald's employment ends prior to a Change in Control as a result of a Termination Event.

    Although, in the event of an Involuntary Termination, Mr. Donald has no duty to mitigate the severance amount by seeking new employment, any severance amount payable during the second year of the severance period shall be reduced by any compensation or benefits Mr. Donald earns in connection with any employment by another employer.

    The Donald Agreement includes protective covenants that prohibit Mr. Donald from engaging (i) in any activity in competition with Pathmark, or any parent or subsidiary thereof or (ii) in soliciting employees or customers of Pathmark, or any parent or subsidiary thereof, during his term of employment and up to two years thereafter. The Donald Agreement also includes a confidentiality clause which prohibits Mr. Donald from disclosing any confidential information regarding Pathmark.

    The following definitions apply to the terms of the Donald Agreement:

        "CAUSE" means the termination of Mr. Donald's employment with Pathmark because of (i) his willful and repeated failure (other than by reason of incapacity due to physical or mental illness) to perform the material duties of his employment after notice from Pathmark of such failure and his inability or unwillingness to correct such failure within 30 days of such notice, (ii) his conviction of a felony or plea of no contest to a felony or
    (iii) perpetration by Mr. Donald of a material dishonest act or fraud against Pathmark or any parent or subsidiary thereof; provided however, that, before Pathmark may terminate Mr. Donald for Cause, the Board shall deliver to him a written notice of Pathmark's intent to terminate him for Cause, including the reasons for such termination, and Pathmark must provide him an opportunity to meet once with the Board prior to such termination.

        "CHANGE IN CONTROL" means the acquisition by a person (other than a person or group of persons that beneficially owns an equity interest in SMG-II or Pathmark on the Effective Date or any person controlled thereby) of more than 50% control of the voting securities of SMG-II as a result of a sale of voting securities after the Effective Date by the persons who, on the Effective Date, have a beneficial interest in such voting securities, but shall not include any change in the ownership of Pathmark or SMG-II resulting from a public offering.

        "COMMON STOCK" means SMG-II Class A Common Stock, par value $0.01 per share.

        "EXERCISABLE PERCENTAGE" means (i) in connection with a Third Party Sale, the percentage of the shares of Common Stock subject to the Option that Mr. Donald is entitled to sell pursuant to the exercise of his "tag-along" rights under the Stockholders Agreement and (ii) in connection with a Public Offering, the percentage of the shares of Common Stock then beneficially owned by the ML Investors (as defined in the Stockholders Agreement) which are sold in the Public Offering.

        "GOOD REASON" means Mr. Donald's resignation because of (i) the failure of Pathmark to pay any material amount of compensation to Mr. Donald when due, (ii) a material adverse reduction or material adverse diminution in Mr. Donald's titles, duties, positions or responsibilities with Pathmark, including, but not limited to, failure by Pathmark to elect Mr. Donald to the office of Chief Executive Officer, or
    (iii) any other material breach by Pathmark of the Donald Agreement. In order to assert Good Reason, Mr. Donald must provide written notification of his intention to resign within 30 business days after he knows or has reason to know the occurrence of any such event. After Mr. Donald provides such written notice to Pathmark, Pathmark shall have 15 days from the date of receipt of such notice to effect a cure of the condition constituting Good Reason.

        "INVOLUNTARY TERMINATION" means (i) the termination of Mr. Donald's employment by Pathmark other than for Cause or disability or (ii) Mr. Donald's resignation of employment with Pathmark for Good Reason.

        "MINIMUM IPO" means a Public Offering of the Common Stock after the Date of Grant at the conclusion of which the aggregate price for all the shares of Common Stock having been sold to the public in such Public Offering, plus the aggregate offering price for all shares of Common Stock sold in all prior Public Offerings of Common Stock occurring after the date that Mr. Donald is granted any Option, exceeds $50 million.

        "PREFERRED STOCK" shall mean a new series of convertible preferred stock that will be issued for purposes of the Donald Agreement.

        "PUBLIC OFFERING" means a public offering of the Common Stock pursuant to an effective registration statement under the Securities Act.

        "REALIZATION EVENT" means the receipt by the ML Investors (as defined in the Stockholders Agreement) of cash or property from an unrelated third party as consideration for the sale of shares of Common Stock then beneficially owned by the ML Investors. For purposes of the Donald Agreement, any property other than cash received by the ML Investors in the Realization Event shall have the value ascribed to such property by the parties to such sale.

        "SECURITIES ACT" means the Securities Act of 1933, as amended.

        "STOCKHOLDERS AGREEMENT" shall mean the Stockholders Agreement, dated as of February 4, 1991, as amended, among SMG-II and its stockholders.

        "TERMINATION EVENT" shall mean Mr. Donald's resignation without Good Reason or a termination by Pathmark for Cause.

        "THIRD PARTY SALE" means a sale of Common Stock subject to Section 5.6 of the Stockholders Agreement.

OTHER EXECUTIVE AGREEMENTS

    As of May 23, 1994, the Company entered into an employment agreement with Mr. Crowley. As of September 9, 1994, the Company entered into an employment agreement with Mr. Marshall. As of June 1, 1995, the Company entered into an employment agreement with Mr. Rallo and Mr. Joyce, respectively. The four above mentioned employment agreements are hereinafter referred to collectively as the "Employment Agreements". Each of the Employment Agreements is for an initial term of two years. The term of each Employment Agreement is automatically extended for an additional year on (a) August 1, 1997 for Mr. Crowley and on each successive August 1st thereafter; (b) February 1, 1998 for Mr. Marshall and on each successive February 1st thereafter, and (c) June 1, 1997 for Mr. Rallo and Mr. Joyce and on each successive June 1st thereafter. Under the terms of his respective Employment Agreement, each executive is entitled to a minimum annual base salary of (a) $280,000 for Mr. Crowley; (b) $300,000 for Mr. Marshall, (c) $245,000 for Mr. Rallo, and (d) $225,000 for Mr. Joyce, which salary is subject to upward adjustment by the Company. The Employment Agreements also provide that each executive shall be entitled to receive an annual bonus of up to 66% of his annual base salary with respect to Messrs. Crowley and Marshall and upto 55% of his annual base salary with respect to Messrs. Joyce and Rallo, and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

    In the event one of the four above named executives' employment is terminated by the Company without Cause (as defined in the Employment Agreements), or by the executive for Good Reason (as defined in the Employment Agreements) prior to the termination of the applicable Employment Agreement, such executive will be entitled to continue to receive his base salary and continued coverage under health and insurance plans for the period commencing on the date of such termination or resignation through the date of applicable Employment Agreement would have expired had it not been automatically renewed but for said termination or resignation, reduced by any compensation or benefits which the executive is entitled to receive in connection with his employment by another employer during said period.

    The Employment Agreements contain agreements by the executives not to compete with the Company as long as they are receiving payments under an employment agreement and an agreement by the executives not to disclose confidential information.

    On March 20, 1996 (the "Retirement Date"), Mr. Futterman retired as Chairman and Chief Executive Officer of the Company. Pursuant to the Retirement Agreement, Mr. Futterman will be entitled to receive his base salary at the annual rate of $525,000 per year during the period, commencing on the day following the Retirement Date and ending on July 31, 1998, or the date of his death, if earlier (the "Benefit Period"), plus the bonus or bonuses attributable to the financial targets set forth for the Company under its Executive Incentive Plan ("EIP") that he would have earned (a maximum of 75% of base salary) had his employment continued through the Benefit Period, subject to the Company reaching the applicable financial targets set under the EIP or any other bonus plan; provided however, that the minimum bonus paid for each fiscal year of the Company ending during the Benefit Period shall not be less than 25% of the 75% target amount. Additionally, Mr. Futterman will be entitled to receive continued health coverage through the Benefit Period under the Company's health and insurance plans applicable to him immediately prior to the Retirement Date. Each of the above described payments and benefits shall be reduced by any compensation or benefits he is entitled to receive in connection with any employment by another employer during the Benefit Period; provided, however, that such reduction shall not apply to the first $100,000 of compensation and benefits earned by Mr. Futterman for any calendar year during the Benefit Period. The Retirement Agreement also provides that Mr. Futterman shall be entitled to be reimbursed by the Company for secretarial and office expenses incurred by him during the two year period beginning September 1, 1996, up to $30,000 per year (or an aggregate reimbursement of $60,000). Additionally, pursuant to the terms of the Retirement Agreement, the Company made a cash lump sum payment to Mr. Futterman of $1.5 million on April 1, 1996.

    The Company retained John W. Boyle, a Director of the Company, to act as its interim Chairman and Chief Executive Officer for the period of March 20, 1996 through October 7, 1996 (the "Transition Period"). Under the terms of the consulting arrangement between the Company and Mr. Boyle, the Company paid Mr. Boyle a consulting fee of $41,667 per month plus living and travel expenses during the Transition Period. In addition, Mr. Boyle received a completion bonus of $100,000 when Mr. Donald commenced employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Prior to January 10, 1997, Messrs. Burke, Khanna and McLean comprised the compensation committee of the Board of Directors of SMG-II, and were responsible for decisions concerning compensation of the executive officers of the Company. Messrs. Burke and McLean are directors of MLCP and they, along with Mr. Khanna, have been retained by MLCP as consultants. MLCP is an indirect wholly-owned subsidiary of ML&Co. See "Security Ownership of Certain Beneficial Ownership and Management." On January 10, 1997, Mr. Boyle became a member of the Compensation Committee.

COMPENSATION OF DIRECTORS

    Each director who is not employed by the Company or one of its subsidiaries, SPI, MLCP or the Equitable Investors or its affiliates receives an annual retainer of $20,000 per year, plus travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of April 15, 1997, all shares of the Company's capital stock is held by PTK. All of PTK's capital stock is held by Holdings. Since February 4, 1991, all shares of the Holdings Common Stock are held by SMG-II. As of April 15, 1997, the number of shares of SMG-II (i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, (iv) Series B Preferred Stock and (v) Series C Preferred Stock, beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:

                                                                                               NUMBER      % OF
  NAME                                                                                       OF SHARES     CLASS
-------------------------------------------------------------------------------------------  ----------  ---------
SMG-II Class A Common Stock
  Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2)...........................   488,704.8       65.2
  ML Offshore LBO Partnership No. IX(2)....................................................    12,424.7        1.7
    Barfield House
    St. Julians Avenue
    St. Peter Port
    Guernsey
    Channel Islands
  ML Employees LBO Partnership No. I, L.P.(2)..............................................    12,148.6        1.6
  ML IBK Positions, Inc.(3)................................................................    21,258.9        2.8
  Merchant Banking L.P. No. 1(3)...........................................................       8,119        1.1
  Merrill Lynch KECALP L.P. 1987(3)........................................................       7,344        1.0
  CBC Capital Partners, Inc.(4)............................................................      30,000        4.0
    270 Park Avenue
    New York, NY 10017
  Management and other employees (including former employees of Pathmark)..................     169,419(1)      22.6
    301 Blair Road
    Woodbridge, NJ 07095
SMG-II Class B Common Stock
  The Equitable Life Assurance Society of the United States(5).............................     114,000       35.6
    c/o Alliance Corporate Finance Group Incorporated
    1345 Avenue of the Americas, 39th Floor
    New York, NY 10005
  Equitable Deal Flow Fund, L.P.(5)........................................................     150,000       46.9
    c/o Alliance Corporate Finance Group Incorporated
    1345 Avenue of the Americas, 39th Floor
    New York, NY 10005
  Equitable Variable Life Insurance Company(5).............................................      36,000       11.3
    c/o Alliance Corporate Finance Group Incorporated
    1345 Avenue of the Americas, 39th Floor
    New York, NY 10005
  CBC Capital Partners, Inc.(4)............................................................      20,000        6.2
SMG-II Series A Preferred Stock(6)
  Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2)..........................     133,043       56.2
  ML Offshore LBO Partnership No. B-X(2)...................................................      40,950       17.3
  MLCP Associates, L.P. No. II(2)..........................................................       1,740         .7
  ML IBK Positions, Inc.(3)................................................................    46,344.5       19.6
  Merchant Banking L.P. No. IV(3)..........................................................       3,779        1.6
  Merrill Lynch KECALP L.P. 1989(3)........................................................       7,000        3.0
  Merrill Lynch KECALP L.P. 1991(3)........................................................     3,874.5        1.6
SMG-II Series B Preferred Stock(6)
  CBC Capital Partners, Inc.(4)............................................................      12,500        7.0
  The Equitable Life Assurance Society of the United States(5).............................      84,134       46.5
  Equitable Deal Flow Fund, L.P.(5)........................................................      84,135       46.5

                                                                                               NUMBER      % OF
  NAME                                                                                       OF SHARES     CLASS
-------------------------------------------------------------------------------------------  ----------  ---------
SMG-II Series C Preferred Stock(6).........................................................       8,520      100.0
  James Donald
    301 Blair Road
    Woodbridge, NJ 07095

------------------------

(1) Includes presently exercisable options granted under the Plan for 76,943 shares of SMG-II Class A Common Stock held by Management Investors.

(2) MLCP and its affiliates are the direct or indirect managing partners of ML Offshore LBO Partnership No. IX, Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Employees LBO Partnership No. 1, L.P., Merrill Lynch Capital Appreciation Partnership No. B-x, L.P., ML Offshore LBO Partnership No. B-X and MLCP Associates, L.P. No. II. Such entities and those disclosed in footnote (3) below, are referred to herein as the ML Investors. The address of such entities is c/o Merrill Lynch Capital Partners, Inc., in care of Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153. MLCP is an indirect wholly owned subsidiary of ML&Co. The partners and principals of SPI (including Messrs. Burke, McLean and Khanna) are consultants to MLCP. Mr. Bowman is Chief Executive Officer of MLCP.

(3) Merchant Banking L.P. No. 1, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1987, Merrill Lynch KECALP L.P. 1989, Merrill Lynch KECALP L.P. 1991 and ML IBK Positions, Inc. are indirectly controlled by ML&Co. The address of such entities is c/o James Caruso, Merrill Lynch & Co., Inc., World Financial Center, South Tower, New York, New York, 10080-6123.

(4) CBC Capital Partners, Inc. is an affiliate of Chase Manhattan Corp.

(5) The Equitable Investors are separate purchasers who are affiliates of each other.

(6) SMG-II Preferred stock may be converted into an equivalent number of shares of common stock of SMG-II in accordance with its terms.

    No officer or director claims beneficial ownership of any share of the Company's Common Stock, Holdings Common Stock, or of SMG-II stock other than SMG-II Class A Common Stock, except Mr. Donald who claims beneficial ownership of 8,520 (100%) shares of SMG-II Series C Preferred Stock. As of April 15, 1997 the number of shares of SMG-II Class A Common Stock beneficially owned by each director, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group is as follows:

                                                                      NUMBER             % OF
NAME                                                                 OF SHARES           CLASS
---------------------------------------------------------------  -----------------  ---------------
Matthias Bowman(1)                                                          --                --
James J. Burke, Jr.(1)                                                      --                --
James Donald...................................................         19,851               2.6
Jack Futterman(2)..............................................         23,000               3.1
Neill Crowley(2)...............................................          1,000                 *
U. Peter C. Gummeson                                                        --                --
Ron Marshall(2)................................................          2,000                 *
Sunil C. Khanna................................................            700                 *
Stephen M. McLean(1)                                                        --                --
John W. Boyle(2)...............................................          3,000                 *
Ronald Rallo(2)................................................          3,250                 *
Jerry G. Rubenstein(2).........................................          2,500                 *
Robert Joyce(2)................................................          3,200                 *
Directors and named executive officers as a group(1)(2)........         66,011               8.8

------------------------

*   Less than 1%

(1) Does not include 550,000 shares of SMG-II Class A Common Stock or 236,731.5 shares of SMG-II Series A Preferred Stock owned beneficially by a group of which MLCP is a part. Messrs. Burke, McLean and Bowman, directors of MLCP, disclaim beneficial ownership in all such shares.

(2) Includes presently exercisable options granted under the Plan to purchase shares of SMG-II Class A Common Stock, as follows: Mr. Futterman, 13,000; Mr. Crowley, 1,000; Mr. Marshall, 2,000; Mr. Joyce, 2,500; Mr. Rallo, 2,850, Mr. Rubenstein, 1,000; and Mr. Boyle, 3,000 and all directors and executive officers as a group, 31,110.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The holders of SMG-II Preferred Stock are a party with the holders of SMG-II Common Stock to the Stockholders Agreement, which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II and Holdings. Among other provisions, the Stockholders Agreement requires a vote of at least 80% of the members of the Board of Directors to cause the Company to conduct any business other than that engaged in by the Company in February of 1991 and the approval of stockholders representing 66 2/3% of the number of shares of SMG-II voting capital stock voting together as a single class for SMG-II to enter into any Significant Transaction (as defined), including certain mergers, sales of assets, acquisitions, sales or redemptions of stock, the amendment of the certificate of incorporation or by-laws or the liquidation of SMG-II. The Stockholders Agreement also provides that SMG-II must obtain the prior written consent of the Equitable Investors with respect to certain of these transactions and that the Equitable Investors have certain preemptive rights with respect to the sale of capital stock of Holdings or the Company.

    The Stockholders Agreement also contains an agreement of the stockholders of SMG-II with respect to the composition of SMG-II's and Holdings' Board of Directors. Under this agreement, the Merrill Lynch Investors will be entitled to designate up to seven directors, the Management Investors will be entitled to designate up to three directors and the Equitable Investors will be entitled to designate one director to both of SMG-II's and Holdings' Board of Directors. Such agreement furthermore entitles the ML Investors to designate a majority of Holdings' Board of Directors at all times. Since Holdings (through PTK) owns all of the outstanding shares of the Company's Common Stock, by having the ability to designate a majority of Holdings' Board of Directors, the ML Investors have the ability to control the Company. The ML Investors are controlled by ML&Co.

    In addition to the foregoing, the Stockholders Agreement contains terms restricting the transfer of SMG-II Common Stock and SMG-II Preferred Stock (collectively, the "SMG-II Stock") by the stockholders of SMG-II, and providing to the stockholders of SMG-II rights of first offer with respect to resales of SMG-II Stock, rights of first refusal with respect to certain issuances of shares of SMG-II Stock, certain rights to demand or participate in registrations of shares of SMG-II Stock under the Securities Act and certain "tag-along" rights.

    In October 1996, pursuant to the Donald Agreement, James L. Donald, an Officer and Director, was provided by Pathmark with a four-year loan of $4.5 million. The foregoing indebtedness to Pathmark is evidenced by 16 full recourse promissory notes for $281,250 each bearing interest at the short-term or intermediate-term federal rate in effect as of the date of each note (effective rate of 6%) and secured by the Equity Strip and the Option. Under the Donald Agreement, one promissory note will be forgiven at the end of each quarter of a year during which Mr. Donald remains employed by Pathmark. In the event that Mr. Donald resigns his employment without Good Reason or is terminated for Cause or in the event of his death, the outstanding portion of the loan will become immediately due and payable. As of April 1, 1997, Mr. Donald remained indebted to the Company in the amount of $4,218,750.

    The Company retained John W. Boyle, a Director of the Company, to act as its interim Chairman and Chief Executive Officer for the Transition Period. Under the terms of the consulting arrangement between the Company and Mr. Boyle, the Company paid Mr. Boyle a consulting fee of $41,667 per month ($288,980 in the aggregate) plus living and travel expenses during the Transition Period. In addition, Mr. Boyle received a completion bonus of $100,000 when Mr. Donald commenced employment with the Company.

    In March 1990, Jerry G. Rubenstein, a Director, borrowed from Holdings $100,000 in order to help finance his purchase of Holdings' Class A Common Stock. Subsequently, such shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to Holdings is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement pursuant to which the shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1997, Mr. Rubenstein remained indebted to Holdings in the amount of $100,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report.

       1.  Financial Statements Schedules: None required

       2.  Exhibits:

        Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 64 through 67 of this Report.

    (b) Reports on Form 8-K.

       None.

    (c) Exhibits required by Item 601 of Regulation S-K.

       See item 14(a) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 1997              PATHMARK STORES, INC.

                                By:               /s/ RON MARSHALL
                                     -----------------------------------------
                                                    Ron Marshall
                                              EXECUTIVE VICE PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Director, Chairman,
       /s/ JAMES DONALD           President and Chief
------------------------------    Executive Officer              May 2, 1997
        (James Donald)            (Principal Executive
                                  Officer)

                                Executive Vice President
       /s/ RON MARSHALL           and Chief Financial
------------------------------    Officer (Principal             May 2, 1997
        (Ron Marshall)            Financial Officer)

     /s/ JOSEPH ADELHARDT       Senior Vice President and
------------------------------    Controller (Principal          May 2, 1997
      (Joseph Adelhardt)          Accounting Officer)

       MATTHIAS BOWMAN          Director*
------------------------------                                   May 2, 1997
      (Matthias Bowman)

        JOHN W. BOYLE           Director*
------------------------------                                   May 2, 1997
       (John W. Boyle)

     JAMES J. BURKE, JR.        Director*
------------------------------                                   May 2, 1997
    (James J. Burke, Jr.)

       SUNIL C. KHANNA          Director*
------------------------------                                   May 2, 1997
      (Sunil C. Khanna)

      STEPHEN M. MCLEAN         Director*
------------------------------                                   May 2, 1997
     (Stephen M. McLean)

       ROBERT G. MILLER         Director*
------------------------------                                   May 2, 1997
      (Robert G. Miller)

     U. PETER C. GUMMESON       Director*
------------------------------                                   May 2, 1997
    (U. Peter C. Gummeson)

     JERRY G. RUBENSTEIN        Director*
------------------------------                                   May 2, 1997
    (Jerry G. Rubenstein)

*By:   /s/ MARC A. STRASSLER
      ------------------------
         Marc A. Strassler
          ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                      PAGE
   NO.                                                 EXHIBIT                                                 NO.
----------  ----------------------------------------------------------------------------------------------  ---------

    2.1     --Distribution and Transfer Agreement among the Registrant, PTK and Plainbridge

    2.2     --Distribution and Transfer Agreement dated as of May 3, 1993 among the Registrant, Holdings and Chefmark (incorporated by reference from Exhibit 2.2 to the Registration Statement on
              Form S-1 of the Registrant and Holdings, File No. 33-59616)

    2.3     --Agreement and Plan of Merger dated as of April 22, 1987 by and among Old Supermarkets, SMG
              Acquisition Corporation and Holdings, as amended and restated (incorporated by reference from Exhibit 2 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963)

    3.1     --Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-1 of Pathmark, File No.
              33-59612, the "October 1993 Registration Statement")

    3.2     --Amendment to the Restated Certificate of Incorporation of the Registrant, as amended
              (incorporated by reference from Annual Report on Form 10-K of Registrant for the year ended
              January 29, 1994 (the "1994 10-K)

    3.3     --By-Laws of the Registrant (incorporated by reference from Exhibit 3.3 to the October 1993
              Registration Statement)

    4.1     --Indenture between the Registrant and United States Trust Company of New York, Trustee,
              relating to the Senior Subordinated Notes due 2003 of the Registrant (incorporated by reference from the 1994 10-K)

    4.1A    --Senior Subordinated Note due 2003 of the Registrant (contained in the Indenture filed as
              Exhibit 4.1) (incorporated by reference from the 1994 10-K)

    4.2     --Indenture between the Registrant and NationsBank of Georgia, National Association, Trustee,
              relating to the Junior Subordinated Deferred Coupon Notes due 2003 of the Registrant
              (incorporated by reference from the 1994 contained in the Indenture filed as Exhibit 4.2)
              (incorporated by reference from the 1994 10-K)

    4.2B    --Indenture between the Registrant and Wilmington Trust Company, Trustee, relating to the
              11 5/8% Subordinated Notes due 2002 of the Registrant (incorporated by reference from the
              1994 10-K)

    4.3     --Indenture between the Company and Wilmington Trust Company, Trustee, relating to the 12 5/8%
              Subordinated Debentures due 2002 of the Registrant (incorporated by reference from the 1994
              10-K)

    4.4     --Credit Agreement dated as of October 26, 1993 ("the Credit Agreement") among the Registrant, the Lenders listed therein, and Bankers Trust Company as Agent (incorporated by reference from the 1994 10-K)

    4.4A    --First Amendment to the Credit Agreement (incorporated by reference from the registrant's
              Form 8-K dated March 15, 1996 (the "March 1996 8-K")

    4.4B    --Second Amendment to the Credit Agreement (incorporated by reference from the March 1996 8-K)

 EXHIBIT                                                                                                      PAGE
   NO.                                                 EXHIBIT                                                 NO.
----------  ----------------------------------------------------------------------------------------------  ---------
    4.4C    --Third Amendment to the Credit Agreement (incorporated by reference from the March 1996 8-K)

    4.4D*   --Fourth Amendment to the Credit Agreement (incorporated by reference from the March 1996 8-K)

    4.4E    --Fifth Amendment to the Credit Agreement (incorporated by reference from the March 1996 8-K)

    4.4F    --Sixth Amendment to the Credit Agreement (incorporated by reference from the Registrant's
              Form 10-Q, as amended, for the period ended November 2, 1996

   10.4     --Services Agreement dated as of May 3, 1993 between the Registrant and Chefmark (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-1 of the Registrant
              and Holdings, File No. 33-59616)

   10.5     --Chefmark Supply Agreement, dated May 3, 1993, between the Registrant and Chefmark
              (incorporated by reference from Exhibit 10.5 to the Registrant Statement on Form S-1 of the
              Registrant, and Holdings, File No. 33-59616)

   10.6     --Tax Sharing Agreement between the Registrant and SMG-II (incorporated by reference from the
              1994 10-K)

   10.7     --Tax Indemnity Agreement between the Registrant and Plainbridge (incorporated by reference from the 1994 10-K)

   10.8     --Supermarkets General Corporation Pension Plan (as Amended and Restated effective January 1,
              1979) as amended through May 29, 1987 (incorporated by reference from Exhibit 10.21 to the
              Registration Statement on Form S-1 of Holdings, File No. 33-16963)

   10.9     --Supermarkets General Corporation Savings Plan (as Amended and Registration Statement on Form
              S-1 of Holdings, File No. 33-16963)

   10.10    --Supermarkets General Corporation Management Incentive Plan effective June 17, 1971
              (incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-1 of
              Holdings, File No. 33-16963

   10.11    --Supplemental Retirement Agreements dated as of March 9, 1987 between Old Supermarkets and
              Jack Futterman, (incorporated by reference from Exhibit 10.25 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963)

   10.12    --Excess Benefit Plan of Supermarkets General Corporation, effective as of March 9, 1987
              (incorporated by reference from Exhibit 10.12 to the October 1993 Registration Statement)

   10.13    --Recourse Secured Promissory Note, dated October 5, 1987, given to Holdings from each
              Management Investor listed therein (incorporated by reference from Exhibit 10.43 to
              Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Holdings, File
              No. 33-16963)

   10.14    --Stock Pledge Agreement dated October 5, 1987, between Holdings and each Management Investor listed therein (incorporated by reference from Exhibit 10.44 to Post-Effective Amendment No.
              1 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963)

 EXHIBIT                                                                                                      PAGE
   NO.                                                 EXHIBIT                                                 NO.
----------  ----------------------------------------------------------------------------------------------  ---------
   10.15    --SMG-II Holdings Corporation Management Investors Stock Option Plan, as amended and restated
              May 17, 1991 (the "Option Plan") (incorporated by reference from Exhibit 10.15 to the
              October 1993 Registration Statement)

   10.16    --Form of Stock Option Agreement under the Option Plan (incorporated by reference from Exhibit
              10.16 to the October 193 Registration Statement)

   10.17    --SMG-II Holdings Corporation Employees 1987 Stock Option Plan, as amended and restated May
              17, 1991 (incorporated by reference from Exhibit 10.17 to the October 1993 Registration
              Statement)

   10.18    --Agreement dated as of March 20, 2996 among Registrant, Jack Futterman, Holdings and SMG-II
              (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended
              February 3, 1996)

   10.20    --Agreement dated as of April 10, 1996 between the Registrant, Anthony Cuti and SMG-II
              (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended
              February 3, 1996)

   10.21    --Management Investors Exchange Agreement dated as of February 4, 1991 among SMG-II Holdings
              Corporation, Holdings and each of the Management Investors party thereto (incorporated by reference from Exhibit 10.53 to the Registration Statement on Form S-1 of Holdings, No.
              33-16963)

   10.22    --Supplemental Retirement Agreement dated as of March 12, 1993 between the Registrant and
              Anthony Cuti (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995)

   10.24    --Supplemental Retirement Agreement dated June 1, 1994, between the Registrant and Neill
              Crowley (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended February 3, 1996)

   10.25    --Supplemental Retirement Agreement dated October 3, 1994 between the Registrant and Ron
              Marshall (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended February 3, 1996)

   10.26    --Interim Agreement dated March 20, 1996 between the Registrant and John W. Boyle
              (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended
              February 3, 1996)

   10.27    --Employment Agreement dated as of May 23, 1994 between Registrant and Neill Crowley
              (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended
              February 3, 1996)

   10.28    --Employment Agreement dated as of September 9, 1994 between Registrant and Ron Marshall
              (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended
              February 3, 1996)

   10.29    --Employment Agreement dated as of June 1, 1995 between Registrant and Ron Rallo (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended February 3,
              1996)

   10.30*   --Employment Agreement dated as of October 8, 1996 among Registrant, SMG-II and James Donald

   12.1*    --Statements Regarding Computation of Ratio of Earnings to Fixed Charges

 EXHIBIT                                                                                                      PAGE
   NO.                                                 EXHIBIT                                                 NO.
----------  ----------------------------------------------------------------------------------------------  ---------
   22.1*    --List of Subsidiaries of the Registrant

  24A.*     --Power of Attorney of Matthias Bowman

  24B.*     --Power of Attorney of Robert G. Miller

------------------------

*   Filed herewith.