Form 10-Q
period 1997-08-02
PATHMARK STORES INC
filed 1997-09-16
CIK 95585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                --------------


      FOR THE QUARTER ENDED                          COMMISSION FILE NUMBER
         AUGUST 2, 1997                                      1-5287

                             PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       22-2879612
(State of other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    301 BLAIR ROAD, P.O. BOX 5301                          07095-0915
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

     As of August 2, 1997, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

================================================================================

                       PART 1. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          PATHMARK STORES, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                            (in thousands)

                                                                 13 WEEKS ENDED                      26 WEEKS ENDED
                                                        -------------------------------       -------------------------------
                                                          AUGUST 2,          AUGUST 3,          AUGUST 2,          AUGUST 3,
                                                             1997               1996               1997               1996
                                                        ------------       ------------       ------------       ------------
Sales..............................................     $    931,833       $    931,237       $  1,854,152       $  1,844,074

Cost of sales (exclusive of depreciation and
   amortization shown separately below)............          669,683            656,540          1,332,740          1,303,353
                                                        ------------       ------------       ------------       ------------
Gross profit.......................................          262,150            274,697            521,412            540,721
Selling, general and administrative expenses.......          213,095            214,957            425,436            428,637
Depreciation and amortization......................           19,942             21,410             40,116             42,049
                                                        ------------       ------------       ------------       ------------
Operating earnings.................................           29,113             38,330             55,860             70,035
Interest expense...................................          (41,262)           (40,470)           (82,552)           (80,359)
                                                        ------------       ------------       ------------       ------------
Loss before income tax benefit and
   extraordinary items.............................          (12,149)            (2,140)           (26,692)           (10,324)
Income tax benefit.................................            4,836                699             10,537              4,020
                                                        ------------       ------------       ------------       ------------
Loss before extraordinary items....................           (7,313)            (1,441)           (16,155)            (6,304)
Extraordinary items, net of an income tax
   benefit.........................................           (7,488)              (204)            (7,488)              (877)
                                                        ------------       ------------       ------------       ------------
Net loss...........................................     $    (14,801)      $     (1,645)      $    (23,643)      $     (7,181)
                                                        ------------       ------------       ------------       ------------
                                                        ------------       ------------       ------------       ------------

           See notes to consolidated financial statements (unaudited).

                            PATHMARK STORES, INC.
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (in thousands except share amounts)

                                                              AUGUST 2,        FEBRUARY 1,
                                                                1997               1997
                                                           -------------     -------------
ASSETS
Current Assets
    Cash and cash equivalents..........................    $       7,669     $       9,880
    Accounts receivable, net...........................           11,413            12,492
    Merchandise inventories............................          196,339           216,931
    Income taxes receivable............................            1,725                --
    Deferred income taxes..............................            7,029             7,111
    Prepaid expenses...................................           24,998            24,951
    Due from suppliers.................................           10,856            13,923
    Other current assets...............................            7,505             5,908
                                                           -------------     -------------
       Total current assets............................          267,534           291,196
Property and equipment, net............................          560,616           603,577
Deferred financing costs, net..........................           20,802            28,743
Deferred income taxes..................................           38,920            22,846
Other assets...........................................           45,684            43,534
                                                           -------------     -------------
                                                           $     933,556     $     989,896
                                                           -------------     -------------
                                                           -------------     -------------
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
    Accounts payable...................................    $     149,668     $     166,199
    Book overdrafts....................................           32,779            41,085
    Current maturities of long-term debt...............           17,661            74,431
    Income taxes payable...............................               --               860
    Accrued payroll and payroll taxes..................           57,505            56,335
    Current portion of lease obligations...............           22,488            23,133
    Accrued interest payable...........................           19,001            20,712
    Accrued expenses and other current liabilities.....           88,182            90,589
                                                           -------------     -------------
     Total current liabilities.........................          387,284           473,344
                                                           -------------     -------------
Long-term debt.........................................        1,253,112         1,185,639
                                                           -------------     -------------
Lease obligations, long-term...........................          172,013           175,353
                                                           -------------     -------------
Other noncurrent liabilities...........................          186,456           197,226
                                                           -------------     -------------
Commitments and Contingencies (Note 4)
Stockholder's Deficit
    Common Stock, $.10 par value.......................               --                --
       Authorized, issued and outstanding: 100 shares
    Paid-in capital....................................           68,703            68,703
    Accumulated deficit................................       (1,134,012)       (1,110,369)
                                                           -------------     -------------
       TOTAL STOCKHOLDER'S DEFICIT.....................       (1,065,309)       (1,041,666)
                                                           -------------     -------------
                                                           $     933,556     $     989,896
                                                           -------------     -------------
                                                           -------------     -------------

            See notes to consolidated financial statements (unaudited).

                                        PATHMARK STORES, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (Unaudited)
                                           (in thousands)

                                                                                                              TOTAL
                                                  COMMON          PAID-IN            ACCUMULATED          STOCKHOLDER'S
                                                  STOCK           CAPITAL              DEFICIT               DEFICIT
                                                  -----           -------            -----------          -------------
Balance, February 1, 1997.................       $  --           $  68,703         $  (1,110,369)        $  (1,041,666)
    Net loss..............................          --                  --               (23,643)              (23,643)
                                                 -----           ---------         -------------         -------------
Balance, August 2, 1997...................       $  --           $  68,703         $  (1,134,012)        $  (1,065,309)
                                                 -----           ---------         -------------         -------------
                                                 -----           ---------         -------------         -------------


Balance, February 3, 1996.................       $  --           $  65,303         $  (1,089,534)        $  (1,024,231)
    Net loss..............................          --                  --                (7,181)               (7,181)
                                                 -----           ---------         -------------         -------------
Balance, August 3, 1996...................       $  --           $  65,303         $  (1,096,715)        $  (1,031,412)
                                                 -----           ---------         -------------         -------------
                                                 -----           ---------         -------------         -------------





            See notes to consolidated financial statements (unaudited).

                                        PATHMARK STORES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                           (in thousands)
                                                                                                        26 WEEKS ENDED
                                                                                                 ---------------------------
                                                                                                  AUGUST 2,        AUGUST 3,
                                                                                                    1997             1996
                                                                                                 ----------       ----------
Operating activities
   Net loss                                                                                      $  (23,643)      $   (7,181)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt.....................................          7,488              877
     Depreciation and amortization..........................................................         42,133           43,741
     Deferred income tax benefit............................................................        (15,993)          (1,678)
     Interest accruable but not payable.....................................................          9,013            8,122
     Amortization of original issue discount................................................            177              177
     Amortization of debt issuance costs....................................................          3,510            3,637
     (Gain) loss on disposal of property and equipment......................................             89           (5,461)
     Cash provided by (used for) operating assets and liabilities:
      Accounts receivable, net..............................................................          1,079             (389)
      Merchandise inventories...............................................................         20,592           18,015
      Income taxes                                                                                    2,871           (3,556)
      Other current assets..................................................................           (336)            (795)
      Other assets    ......................................................................         (1,794)          (4,535)
      Accounts payable......................................................................        (16,531)         (10,529)
      Accrued interest payable..............................................................         (1,711)           1,823
      Accrued expenses and other current liabilities........................................         (1,177)          (8,466)
      Other noncurrent liabilities..........................................................        (14,008)           1,935
                                                                                                 ----------       ----------
        Cash provided by operating activities...............................................         11,759           35,737
                                                                                                 ----------       ----------
Investing Activities
   Property and equipment expenditures......................................................        (13,608)         (23,634)
   Proceeds from disposition of property and equipment......................................         25,470            6,655
                                                                                                 ----------       ----------
        Cash provided by (used for) investing activities....................................         11,862          (16,979)
                                                                                                 ----------       ----------
Financing Activities
   Borrowings under term loan in connection with the new Credit Agreement...................        300,000               --
   Repayments of former term loan...........................................................       (243,127)         (20,799)
   Increase (decrease) in working capital facility borrowings...............................        (52,600)          16,000
   Increase (decrease) in book overdrafts...................................................         (8,306)             780
   Increase in other borrowings.............................................................          1,562              875
   Repayment of other long-term borrowings..................................................         (4,322)          (6,457)
   Premiums incurred in early extinguishment of debt........................................           (132)            (352)
   Reduction in lease obligations...........................................................        (10,615)         (10,022)
   Deferred financing fees..................................................................         (8,292)          (1,566)
                                                                                                 ----------       ----------
        Cash used for financing activities..................................................        (25,832)         (21,541)
                                                                                                 ----------       ----------
Decrease in cash and cash equivalents.......................................................         (2,211)          (2,783)
Cash and cash equivalents at beginning of period............................................          9,880           11,648
                                                                                                 ----------       ----------
Cash and cash equivalents at end of period..................................................     $    7,669       $    8,865
                                                                                                 ==========       ==========
Supplemental Disclosures of Cash Flow Information
   Interest paid                                                                                 $   71,507       $   66,312
                                                                                                 ==========       ==========
   Income taxes paid........................................................................     $    3,143       $    3,952
                                                                                                 ==========       ==========
Noncash Investing and Financing Activities
   Capital lease obligations................................................................     $   13,669       $   19,392
                                                                                                 ==========       ==========

            See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization and Basis of Presentation

         Pathmark Stores, Inc. (the "Company") operated 138 supermarkets as of August 2, 1997, primarily in the New York-New Jersey and Philadelphia metropolitan areas and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings").

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

NOTE 2--LONG-TERM DEBT

         Long-term debt is comprised of the following (dollars in thousands):

                                                                                      AUGUST 2,        FEBRUARY 1,
                                                                                        1997              1997
                                                                                    ------------      ------------
Term Loan....................................................................         $  300,000       $       --
Working Capital Facility.....................................................             20,900               --
Former term loan.............................................................                 --          243,127
Former working capital facility..............................................                 --           73,500
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes")......            437,957          437,780
11.625% Subordinated Notes due 2002 ("Subordinated Notes")...................            199,017          199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures").........             95,750           95,750
10.75% Deferred Coupon Notes due 2003 ("Ceferred Coupon Notes")..............            177,572          168,559
Debt payable to Holdings.....................................................                983              983
Industrial revenue bonds.....................................................              6,375            6,375
Other debt (primarily mortgages).............................................             32,219           34,979
                                                                                      ----------       ----------
Total debt...................................................................          1,270,773        1,260,070
Less: current maturities.....................................................             17,661           74,431
                                                                                      ----------       ----------
Long-term portion............................................................         $1,253,112       $1,185,639
                                                                                      ==========       ==========

         On June 30, 1997, the Company entered into a new $500 million bank credit agreement (the "Credit Agreement") with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million term loan (the "Term Loan") and a $200 million working capital facility (the "Working Capital Facility"). The Company repaid in full the former term loan and former working capital facility with the borrowings obtained under the Credit Agreement.

                               PATHMARK STORES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


NOTE 2--LONG-TERM DEBT--(CONTINUED)

         Under the Credit Agreement, the Term Loan and Working Capital Facility bear interest at floating rates, ranging from LIBOR plus 2.25% to LIBOR plus 2.50%. The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by December 15, 2001. Under the Working Capital Facility, which expires on June 15, 2001, the Company can borrow or obtain letters of credit in an aggregate amount not to exceed $200 million, of which the maximum of $125 million can be in letters of credit. In addition, pursuant to a Permitted Subordinated Debt Refinancing (as defined in the Credit Agreement), the Working Capital Facility and a portion of the Term Loan can be extended up to an additional two and one-half years and the remainder of the Term Loan can be extended up to an additional three and one-half years from the original expiration dates.

    The Credit Agreement contains certain covenants, including financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on liens; (iii) restriction on mergers; (iv) restriction on investments, loans, advances, guarantees and acquisitions;
(v) restriction on assets sales and sale/leaseback transactions; (vi) restriction on certain payments of indebtedness and incurrence of certain agreements and (vii) restriction on transactions with affiliates.

NOTE 3--INTEREST EXPENSE

         Interest expense is comprised of the following (dollars in thousands):

                                                               13 WEEKS ENDED                      26 WEEKS ENDED
                                                         ---------------------------         ---------------------------
                                                         AUGUST 2,         AUGUST 3,         AUGUST 2,         AUGUST 3,
                                                           1997              1996              1997              1996
                                                         ---------         ---------         ---------         ---------
Term Loans..........................................     $   5,393         $   5,813         $  10,523         $  11,714
Working Capital Facilities..........................         1,705             1,446             3,472             2,656
Senior Subordinated Notes
    Amortization of Original Issue Discount.........            89                89               177               177
    Currently payable...............................        10,587            10,587            21,175            21,175
Deferred Coupon Notes
    Accrued but not payable.........................         4,565             4,114             9,013             8,122
Subordinated Debentures.............................         3,022             3,022             6,044             6,044
Subordinated Notes..................................         5,812             5,812            11,625            11,625
Amortization of debt issuance costs.................         1,609             1,821             3,510             3,637
Lease obligations...................................         5,589             4,787            11,070             9,230
Other, net..........................................         2,891             2,979             5,943             5,979
                                                         ---------         ---------         ---------         ---------
Interest expense....................................     $  41,262         $  40,470         $  82,552         $  80,359
                                                         =========         =========         =========         =========

         The majority of the cash interest payments are scheduled in the second and fourth quarters.

                               PATHMARK STORES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

NOTE 4--CONTINGENCIES

    RICKEL:

         In connection with the sale of its home centers segment in Fiscal
1994, the Company, as lessor, entered into leases for certain of the Company's owned real estate properties with Rickel, as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $4.2 million. In addition, as part of the sale, the Company assigned to Rickel and Rickel assumed various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of August 2, 1997, the estimated present value of obligations under the Assumed Liabilities approximated $27.6 million.

         In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Since the inception of Rickel's bankruptcy, Rickel has rejected five Leases and two third party leases. The five rejected Leases had annual rentals of approximately $2.7 million. One of the rejected third party leases has been settled with the landlord and the estimated present value of the other third party lease obligation is approximately $4.2 million at August 2, 1997. The Company is actively marketing these properties to other prospective tenants. Management has concluded that the Company has sufficient reserves to cover any resulting liability which may occur with respect to these rejected leases. Since the bankruptcy is not concluded, the Company cannot determine whether Rickel will reject any additional Leases or the extent to which the Company will become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

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

RESULTS OF OPERATIONS

    SALES:

         Sales in the second quarter of Fiscal 1997 were $931.8 million compared to $931.2 million in the prior year, an increase of 0.1%. For the six-month period of Fiscal 1997, sales were $1,854.2 million compared to $1,844.1 million in the prior year, an increase of 0.5%. Same store sales increased 1.1% and 0.9% for the second quarter and six-month period, respectively, primarily from the Company's promotional pricing program which commenced in the first quarter of Fiscal 1997. Sales in Fiscal 1997 compared to Fiscal 1996 were also impacted by new store openings and remodels offset by sold and closed stores. The Company operated 138 and 143 supermarkets at the end of the second quarters of Fiscal 1997 and Fiscal 1996, respectively, including 55 and 51 Pathmark 2000 format stores, respectively.

    GROSS PROFIT:

         Gross profit in the second quarter of Fiscal 1997 was $262.2 million or 28.1% of sales compared to $274.7 million or 29.5% of sales for the prior year. For the six-month period of Fiscal 1997, gross profit was $521.4 million or 28.1% of sales compared to $540.7 million or 29.3% for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for the second quarter and six-month period of Fiscal 1997 compared to the prior year was primarily due to the promotional pricing program introduced during the first quarter of Fiscal 1997. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.5 million and $0.8 million in the second quarters of Fiscal 1997 and Fiscal 1996, respectively, and a pretax LIFO charge of $0.9 million and $1.7 million in the six-month period of Fiscal 1997 and Fiscal 1996, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

         SG&A in the second quarter of Fiscal 1997 decreased $1.9 million or 0.9% compared to the prior year and decreased $3.2 million or 0.7% in the six-month period of Fiscal 1997 compared to the prior year. As a percentage of sales, SG&A was 22.9% in the second quarter of Fiscal 1997, down from 23.1% in the prior year and was 22.9% for the six-month period of Fiscal 1997 down from 23.2% the prior year. The decrease in SG&A as a percentage of sales in the second quarter and six-month period of Fiscal 1997 compared to the prior year was primarily due to lower administrative, advertising and utilities expenses, partially offset by higher store labor expenses.

    DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization of $19.9 million in the second quarter of Fiscal 1997 was $1.5 million lower than the prior year of $21.4 million. For the six-month period of Fiscal 1997, depreciation and amortization of $40.1 million was $1.9 million lower than the prior year of $42.0 million. The decrease in depreciation and amortization expense in the second quarter and six-month period of Fiscal 1997 compared to the prior year was primarily due to the write down in the fourth quarter of Fiscal 1996 of certain fixed

                               PATHMARK STORES, INC.

assets held for sale, principally in the Company's southern region, partially offset by capital expenditures in Fiscal 1997. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.9 million and $0.75 million in the second quarters of Fiscal 1997 and Fiscal 1996, respectively, and $1.7 million and $1.5 million in the six-month period of Fiscal 1997 and Fiscal 1996, respectively.

    OPERATING EARNINGS:

         Operating earnings in the second quarter of Fiscal 1997 were $29.1 million compared to the prior year of $38.3 million. For the six-month period of Fiscal 1997, operating earnings were $55.9 million compared with $70.0 million in the prior year. The decrease in operating earnings in the second quarter and six-month period of Fiscal 1997 compared to the prior year was due to lower gross profit, partially offset by lower SG&A and depreciation and amortization expense.

    INTEREST EXPENSE:

         Interest expense was $41.3 million in the second quarter of Fiscal 1997 compared to $40.5 million in the prior year and $82.6 million for the six-month period of Fiscal 1997 compared to $80.4 million in the prior year, primarily due to increases in lease obligations, the debt accretion on the Deferred Coupon Notes, higher levels of borrowings under the former working capital facility and higher interest rates, partially offset by reductions in the former term loan.

    INCOME TAXES:

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit in the second quarter and six-month period of Fiscal 1997 was $4.8 million and $10.5 million, respectively. The income tax benefit for the second quarter and six-month period of Fiscal 1996 was $0.7 million and $4.0 million, respectively.

         During the six-month period of Fiscal 1997, the Company made income tax payments of $3.1 million and received income tax refunds of $0.5 million. During the six-month period of Fiscal 1996, the Company made income tax payments of $4.0 million and received income tax refunds of $0.9 million.

    EXTRAORDINARY ITEMS:

         During the second quarter of Fiscal 1997, in connection with the Credit Agreement, the Company wrote off deferred financing fees of $12.8 million related to the former bank credit agreement, resulting in a net loss on early extinguishment of debt of $7.4 million. In addition, during the second quarter of Fiscal 1997, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $2.9 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.1 million.

         During the second quarter of Fiscal 1996, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.2 million. In addition, during the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge, Inc. credit agreement due to the reacquisition of Plainbridge, Inc. by Pathmark, the Company wrote off deferred financing fees resulting in a net loss on early extinguishment of debt of $0.7 million.

                               PATHMARK STORES, INC.

    SUMMARY OF OPERATIONS:

         For the second quarter of Fiscal 1997, the Company's net loss was $14.8 million compared to a net loss of $1.6 million for the prior year. For the six-month period of Fiscal 1997, the Company's net loss was $23.6 million compared to a net loss of $7.2 in the prior year. The increase in net loss in the second quarter and six-month period of Fiscal 1997 compared to the prior year was primarily due to lower operating earnings, the extraordinary loss on early extinguishment of debt and higher interest expense, partially offset by a higher income tax benefit.

    EBITDA-FIFO:

         EBITDA-FIFO was $50.6 million and $61.5 million in the second quarters of Fiscal 1997 and Fiscal 1996, respectively, and $98.9 million and $115.7 million for the six-month period of Fiscal 1997 and Fiscal 1996, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

    DEBT SERVICE:

         During the six-month period of Fiscal 1997, total debt increased $10.7 million from Fiscal 1996 year end primarily due to debt accretion on the Deferred Coupon Notes. On June 30, 1997, the Company entered into the Credit Agreement with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million Term Loan and a $200 million Working Capital Facility. In connection with this refinancing, the Company repaid in full the former term loan ($230.5 million) and the former working capital facility ($57.5 million) with the borrowings obtained under the Credit Agreement. Borrowings under the Working Capital Facility were $20.9 million at August 2, 1997 and have decreased to $19.5 million at September 11, 1997.

         During the second quarter of Fiscal 1997, the Company sold four of the 12 supermarkets that it announced for divestiture at the end of Fiscal 1996 for $14.9 million and sold two former operating sites, primarily drug stores, for $11.1 million. There was no gain or loss recognized on these transactions. The proceeds were used to paydown a portion of the former working capital facility and certain mortgages.

         Under the Credit Agreement, the Term Loan and Working Capital Facility bear interest at floating rates, ranging from LIBOR plus 2.25% to LIBOR plus 2.50%. The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by December 15, 2001. Under the Working Capital Facility, which expires on June 15, 2001, the Company can borrow or obtain letters of credit in an aggregate amount not to exceed $200 million, of which the maximum of $125 million can be in letters of credit. In addition, pursuant to a Permitted Subordinated Debt Refinancing (as defined in the Credit Agreement), the Working Capital Facility and a portion of the Term Loan can be extended up to an additional two and one-half years and the remainder of the Term Loan can be extended up to an additional three and one-half years from the original expiration dates. However, there can be no assurance that the Company will undertake such refinancing.

    The Credit Agreement contains certain covenants, including financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on liens; (iii) restriction on mergers; (iv) restriction on investments, loans, advances, guarantees and acquisitions;
(v) restriction on assets sales and sale/leaseback transactions; (vi) restriction on certain payments of indebtedness and incurrence of certain agreements and (vii) restriction on transactions with affiliates.

         The Company does not currently maintain any interest rate hedging arrangements. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

         The majority of the cash interest payments are scheduled in the second and fourth quarters.

         The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):

                                                      Principal
               Fiscal Years                           Payments
               ------------                           ---------
                  1997(a)                             $  12.7
                  1998                                   37.5
                  1999                                   16.5
                  2000                                   81.6
                  2001                                  311.2
                  2002                                  195.8
                  2003                                  615.5

---------------
(a) Subsequent to August 2, 1997.

    LIQUIDITY:

         The consolidated financial statements of the Company indicate that, at August 2, 1997, current liabilities exceeded current assets by $119.8 million and stockholder's deficit was $1.07 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

         The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of certain mortgages in Fiscal 1998, the maturity of the Term Loan and Working Capital Facility in Fiscal 2001 and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at August 2, 1997, and, based on management's operating projections for Fiscal 1997, the Company believes that it will continue to be in compliance with its debt covenants. The Company's ability to make scheduled payments, to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating

                               PATHMARK STORES, INC.

performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

         The Board of Directors has approved, to the extent permitted by the new Credit Agreement, that the Company may repurchase a portion of the Subordinated Notes and Subordinated Debentures in such amounts and for such consideration as the Company shall determine, in light of prevailing market conditions.

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

    CAPITAL EXPENDITURES:


         Capital expenditures for the second quarter of Fiscal 1997, including property acquired under capital leases, were $15.5 million compared to $27.8 million for the prior year and for the six-month period of Fiscal 1997 were $27.3 million compared to $43.0 million for the prior year. During the six-month period of Fiscal 1997, the Company opened two new Pathmark 2000 format stores, completed five major renovations and enlargements to existing supermarkets and sold four and closed four of the 12 stores announced for divestiture at the end of Fiscal 1996. Subsequent to the second quarter of Fiscal 1997, the Company closed an additional three of the 12 stores announced for divestiture. During the remainder of Fiscal 1997, the Company does not plan to open any new Pathmark 2000 format stores and expects to complete up to an aggregate of seven major renovations and enlargements.

    CASH FLOWS:

         Cash provided by operating activities amounted to $11.8 million in the six-month period of Fiscal 1997 compared to $35.7 million in the prior year. The decrease in net cash provided by operating activities was primarily due to an increase in the net loss and an increase in cash used for operating assets and liabilities. Cash provided by investing activities was $11.9 million in the six-month period of Fiscal 1997 compared to cash used for investing activities of $17.0 million in the prior year. The increase in cash provided by investing activities was primarily due to an increase in proceeds from property dispositions and a decrease in expenditures of property and equipment. Cash used for financing activities was $25.8 million in the six-month period of Fiscal 1997 compared to $21.5 million in the prior year. The increase in cash used for financing activities was primarily due to a decrease in book overdrafts and an increase in deferred financing fees related to the Credit Agreement, partially offset by an increase in borrowings in conjunction with the Credit Agreement, net of repaying in full the former term loan and former working capital facility.

                               PATHMARK STORES, INC.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

    NO.            DESCRIPTION
    ---            -----------

    4.4 Credit Agreement dated as of June 30, 1997 among Pathmark Stores, Inc., the Lenders listed therein and The Chase Manhattan Bank as Administrative Agent.

    (b)  REPORTS ON FORM 8-K:

         The registrant filed one Form 8-K during the quarter for which this report is filed.

    DATE OF REPORT      ITEM
    --------------      ----

    July 9, 1997        Announcement of $500 million Credit Agreement.

                                      SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                  PATHMARK STORES INC.

                                  BY   /S/ RON MARSHALL
                                       ----------------------------
                                       (RON MARSHALL)
                                       EXECUTIVE VICE PRESIDENT
                                       AND CHIEF FINANCIAL OFFICER


                                  BY   /S/ JOSEPH ADELHARDT
                                       -----------------------------
                                       (JOSEPH ADELHARDT)
                                       SENIOR VICE PRESIDENT AND CONTROLLER,
                                       CHIEF ACCOUNTING OFFICER


Date:  September 16, 1997