Form 10-Q/A
period 1997-08-02
PATHMARK STORES INC
filed 1997-09-17
CIK 95585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                AMENDMENT NO. 1
                                    TO THE
                                  FORM 10-Q

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

================================================================================

                               PATHMARK STORES, INC.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

    NO.            DESCRIPTION
    ---            -----------

    4.4* Credit Agreement dated as of June 30, 1997 among Pathmark Stores, Inc., the Lenders listed therein and The Chase Manhattan Bank as Administrative Agent.

    27        Financial Data Schedule

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

______________________
*Previously filed