Form 10-Q
period 1997-11-01
PATHMARK STORES INC
filed 1997-12-16
CIK 95585

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

 FOR THE QUARTER ENDED                                 COMMISSION FILE NUMBER
    NOVEMBER 1, 1997                                            1-5287

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                22-2879612
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

301 BLAIR ROAD, P.O. BOX 5301                                   07095-0915
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

         As of November 1, 1997, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

===============================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS




                                               PATHMARK STORES, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (in thousands)

                                                               13 WEEKS ENDED                     39 WEEKS ENDED
                                                          --------------------------          -------------------------
                                                          NOVEMBER 1,      NOVEMBER 2,       NOVEMBER 1,       NOVEMBER 2,
                                                             1997              1996              1997             1996
                                                         -----------      ------------      ------------     ------------
Sales..............................................     $    900,986     $    911,099      $  2,755,138      $  2,755,173

Cost of sales (exclusive of depreciation and
   amortization shown separately below)............          652,812          644,352         1,985,552         1,947,705
                                                         -----------      ------------      ------------     ------------

Gross profit.......................................          248,174          266,747           769,586           807,468

Selling, general and administrative expenses.......          205,292          211,820           630,728           640,457

Depreciation and amortization......................           21,366           20,488            61,482            62,537
                                                         -----------      ------------      ------------     ------------

Operating earnings.................................           21,516           34,439            77,376           104,474

Interest expense...................................          (40,368)         (40,304)         (122,920)         (120,663)
                                                         -----------      ------------      ------------     ------------

Loss before income tax benefit and
   extraordinary items.............................          (18,852)          (5,865)          (45,544)          (16,189)

Income tax benefit.................................            7,630            2,314            18,167             6,334
                                                         -----------      ------------      ------------     ------------

Loss before extraordinary items....................          (11,222)          (3,551)          (27,377)           (9,855)

Extraordinary items, net of an income tax
   benefit of $5,456 in Fiscal 1997 and $613
   in Fiscal 1996..................................               --               --            (7,488)             (877)
                                                         -----------      ------------      ------------     ------------

Net loss...........................................     $    (11,222)    $     (3,551)     $    (34,865)     $    (10,732)
                                                         ===========      ============      ============     ============


           See notes to consolidated financial statements (unaudited).

                                           PATHMARK STORES, INC.
                                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (in thousands except share amounts)




                                                                             NOVEMBER 1,            FEBRUARY 1,
                                                                                1997                   1997
                                                                             -----------             ----------
ASSETS
Current Assets
    Cash and cash equivalents........................................      $       8,352          $       9,880
    Accounts receivable, net.........................................              9,919                 12,492
    Merchandise inventories..........................................            202,803                216,931
    Income taxes receivable..........................................              1,250                     --
    Deferred income taxes............................................              6,710                  7,111
    Prepaid expenses.................................................             24,619                 24,951
    Due from suppliers...............................................             11,206                 13,923
    Other current assets.............................................             10,061                  5,908
                                                                            ------------           ------------
                                                                                                  $     989,896
       Total Current Assets..........................................            274,920                291,196
Property and Equipment, Net..........................................            550,298                603,577
Deferred Financing Costs, Net........................................             19,734                 28,743
Deferred Income Taxes................................................             47,357                 22,846
Other Assets.........................................................             35,766                 43,534
                                                                            ------------           ------------
                                                                           $     928,075          $     989,896
                                                                            ============           ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities

    Accounts payable.................................................      $     142,313          $     166,199
    Book overdrafts..................................................             30,511                 41,085
    Current maturities of long-term debt.............................             17,493                 74,431
    Income taxes payable.............................................                 --                    860
    Accrued payroll and payroll taxes................................             51,742                 56,335
    Current portion of lease obligations.............................             24,887                 23,133
    Accrued interest payable.........................................             37,579                 20,712
    Accrued expenses and other current liabilities...................             90,284                 90,589
                                                                            ------------           ------------
       Total Current Liabilities.....................................            394,809                473,344
                                                                            ------------           ------------
Long-Term Debt.......................................................          1,259,681              1,185,639
                                                                            ------------           ------------
Lease Obligations, Long-Term.........................................            167,288                175,353
                                                                            ------------           ------------
Other Noncurrent Liabilities.........................................            182,828                197,226
                                                                            ------------           ------------
Commitments and Contingencies (Note 5)
Stockholder's Deficit
    Common Stock, $.10 par value.....................................                 --                     --
       Authorized, issued and outstanding: 100 shares
    Paid-in Capital..................................................             68,703                 68,703
    Accumulated Deficit..............................................         (1,145,234)            (1,110,369)
                                                                            ------------           ------------
       Total Stockholder's Deficit...................................         (1,076,531)            (1,041,666)
                                                                            ------------           ------------
                                                                           $     928,075          $     989,896
                                                                            ============           ============


           See notes to consolidated financial statements (unaudited).



                                               PATHMARK STORES, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                                                  (in thousands)


                                                                                                          TOTAL
                                                 COMMON         PAID-IN           ACCUMULATED         STOCKHOLDER'S
                                                 STOCK          CAPITAL             DEFICIT              DEFICIT
                                                 ------         -------           -----------         -----------
Balance, February 1, 1997.................      $   --         $  68,703        $  (1,110,369)       $  (1,041,666)
Net loss..................................          --                --              (34,865)             (34,865)
                                                 ------         --------        --------------        -------------
Balance, November 1, 1997.................      $   --         $  68,703        $  (1,145,234)       $  (1,076,531)
                                                 ======         ========        ==============        =============



Balance, February 3, 1996.................      $   --         $  65,303        $  (1,089,534)       $  (1,024,231)
Net loss..................................          --                --              (10,732)             (10,732)
                                                 ------         --------        --------------        -------------
Balance,  November 2, 1996................      $   --         $  65,303        $  (1,100,266)       $  (1,034,963)
                                                 ======         ========        ==============        =============






           See notes to consolidated financial statements (unaudited).


                                               PATHMARK STORES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (in thousands)


                                                                                                      39 WEEKS ENDED
                                                                                                 -------------------------
                                                                                               NOVEMBER 1,     NOVEMBER 2,
                                                                                                   1997            1996
                                                                                                 ---------       ---------
Operating Activities
   Net loss.................................................................................    $  (34,865)     $  (10,732)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Extraordinary loss on early extinguishment of debt....................................         7,488             877
      Depreciation and amortization.........................................................        64,499          65,120
      Deferred income tax benefit...........................................................       (23,622)         (4,908)
      Interest accruable but not payable....................................................        13,700          12,344
      Amortization of original issue discount...............................................           265             265
      Amortization of debt issuance costs...................................................         4,526           5,555
      (Gain) loss on disposal of property and equipment.....................................           117          (5,332)
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net............................................................         2,573            (787)
        Merchandise inventories.............................................................        14,128          (5,352)
        Income taxes........................................................................         3,346          (5,344)
        Other current assets................................................................        (3,400)         (3,504)
        Other assets........................................................................         6,124          (1,245)
        Accounts payable....................................................................       (23,886)          3,012
        Accrued interest payable............................................................        15,169             (65)
        Accrued expenses and other current liabilities......................................        (3,144)         (8,278)
        Other noncurrent liabilities........................................................       (17,597)          3,571
                                                                                                 ---------       ---------
          Cash provided by operating activities.............................................        25,421          45,197
                                                                                                 ---------       ---------
Investing Activities
   Property and equipment expenditures......................................................       (20,702)        (38,023)
   Proceeds from disposition of property and equipment......................................        25,475           8,059
                                                                                                 ---------       ---------
          Cash provided by (used for) investing activities..................................         4,773         (29,964)
                                                                                                 ---------       ---------
Financing Activities
   Borrowings under Term Loan in connection with the new Credit Agreement...................       300,000              --
   Repayments of term loans.................................................................      (245,252)        (32,890)
   Increase (decrease) in working capital facilities borrowings.............................       (48,300)         25,000
   Decrease in book overdrafts..............................................................       (10,574)         (5,713)
   Increase in other borrowings.............................................................         1,956           2,052
   Repayment of other long-term borrowings..................................................        (5,265)         (7,342)
   Reduction in lease obligations...........................................................       (15,902)        (14,993)
   Deferred financing fees..................................................................        (8,253)         (2,926)
   Premiums incurred in early extinguishment of debt........................................          (132)           (352)
   Proceeds from lease financing............................................................            --          21,405
                                                                                                 ---------       ---------
          Cash used for financing activities................................................       (31,722)        (15,759)
                                                                                                 ---------       ---------
Decrease in cash and cash equivalents.......................................................        (1,528)           (526)
Cash and cash equivalents at beginning of period............................................         9,880          11,648
                                                                                                 ---------       ---------
Cash and cash equivalents at end of period..................................................    $    8,352      $   11,122
                                                                                                 =========       =========
Supplemental Disclosures of Cash Flow Information
   Interest paid............................................................................    $   87,455      $  102,656
                                                                                                 =========       =========
   Income taxes paid........................................................................    $    3,158      $    3,970
                                                                                                 =========       =========

Noncash Investing and Financing Activities
   Capital lease obligations................................................................    $   17,917      $   24,424
                                                                                                 =========       =========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

      Pathmark Stores, Inc. (the "Company") operated 135 supermarkets as of November 1, 1997, primarily in the New York-New Jersey and Philadelphia metropolitan areas and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings").

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

NOTE 2--SUPPLY AND DISTRIBUTION AGREEMENTS

      During the third quarter of Fiscal 1997, the Company entered into a fifteen year supply agreement with C&S Wholesale Grocers, Inc. ("C&S") which will supply substantially all of the Company's grocery, frozen and perishable merchandise. Simultaneously, the Company and C&S entered into an agreement pursuant to which C&S the wholesaler will purchase Pathmark's Woodbridge, New Jersey warehouse complex and assume the leases of other distribution facilities in North Brunswick and Dayton, New Jersey, including the fixtures, equipment and inventory at each facility. The transactions, which are subject to a number of conditions, are expected to be closed by the end of the fiscal year. In addition, the Company outsourced its trucking operations to a third party trucking company, pursuant to a ten year trucking services agreement effective October 5, 1997, in which the trucking company will deliver merchandise to all of the Company's stores.

      Also during the third quarter, the Company entered into a three year agreement with a pharmaceutical wholesaler to supply pharmaceutical products to the Company on a consignment basis. In connection with such agreement, the pharmaceutical wholesaler purchased the Company's warehouse pharmaceutical inventory for $5.2 million and plans to purchase certain store pharmaceutical products throughout Fiscal 1998. Current year results for the third quarter and nine-month period include a $2.0 million gain on a LIFO liquidation related to the sale of such warehouse inventory.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 3--LONG-TERM DEBT

      Long-term debt is comprised of the following (dollars in thousands):


                                                                                        NOVEMBER 1,      FEBRUARY 1,
                                                                                            1997            1997
                                                                                         -----------     ------------
Term Loan............................................................................   $     297,875   $          --
Working Capital Facility.............................................................          25,200              --
Former term loan.....................................................................              --         243,127
Former working capital facility......................................................              --          73,500
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes")..............         438,045         437,780
11.625% Subordinated Notes due 2002 ("Subordinated Notes")...........................         199,017         199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures").................          95,750          95,750
10.75% Deferred Coupon Notes due 2003 ("Deferred Coupon Notes")......................         182,259         168,559
Debt payable to Holdings.............................................................             983             983
Industrial revenue bonds.............................................................           6,375           6,375
Other debt (primarily mortgages).....................................................          31,670          34,979
                                                                                          -----------     ------------

Total debt...........................................................................       1,277,174       1,260,070
Less: current maturities.............................................................          17,493          74,431
                                                                                          -----------     ------------

Long-term portion....................................................................   $   1,259,681   $   1,185,639
                                                                                          ===========     ============

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

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4--INTEREST EXPENSE

      Interest expense is comprised of the following (dollars in thousands):

                                                              13 WEEKS ENDED                   39 WEEKS ENDED
                                                         -------------------------         ------------------------
                                                         NOVEMBER 1,      NOVEMBER 2,     NOVEMBER 1,      NOVEMBER 2,
                                                            1997            1996             1997            1996
                                                          ---------       ---------       ---------        ---------
Term loans..........................................     $    6,156      $    5,519       $   16,679      $   17,233
Working capital facilities..........................            671           1,299            4,143           3,955
Senior Subordinated Notes
    Amortization of original issue discount.........             88              88              265             265
    Currently payable...............................         10,588          10,588           31,763          31,763
Subordinated Notes..................................          5,813           5,813           17,438          17,438
Subordinated Debentures.............................          3,022           3,022            9,066           9,066
Deferred Coupon Notes
    Accrued but not payable.........................          4,687           4,222           13,700          12,344
Amortization of debt issuance costs.................          1,016           1,918            4,526           5,555
Lease obligations...................................          5,390           4,740           16,460          13,970
Other, net..........................................          2,937           3,095            8,880           9,074
                                                          ---------       ---------       ---------        ---------
Interest expense....................................     $   40,368      $   40,304       $  122,920      $  120,663
                                                          =========       =========       =========        =========

      The majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 5--CONTINGENCIES

    RICKEL:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into leases for certain of the Company's owned real estate properties with Rickel, as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $4.2 million. In addition, as part of the sale, the Company assigned to Rickel and Rickel assumed various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of November 1, 1997, the estimated present value of obligations under the Assumed Liabilities approximated $25.6 million.

      In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Since the inception of Rickel's bankruptcy, Rickel has rejected five Leases and two third party leases. The five rejected Leases had annual rentals of approximately $2.7 million. One of the rejected third party leases has been settled with the landlord and the estimated present value of the other third party lease obligation is approximately $4.6 million at November 1, 1997. The Company is actively marketing these properties to other prospective tenants. In addition to the above leases, Rickel has also assigned one of its third party leases to a large retailer. Management has concluded that the Company has sufficient reserves to cover any resulting liability which may occur with respect to these matters. In September 1997, Rickel announced that it is terminating its retail operations and is liquidating its retail inventory. Since Rickel's bankruptcy is not concluded, the Company cannot determine whether Rickel will reject any additional Leases or the extent to which the Company will become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

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

RESULTS OF OPERATIONS

    SALES:

      Sales in the third quarter of Fiscal 1997 were $901.0 million compared to $911.1 million in the prior year, a decrease of 1.1%. For the nine-month period of Fiscal 1997, sales were $2,755.1 million compared to $2,755.2 million in the prior year. Same store sales increased 0.6% and 0.8% for the third quarter and nine-month period, respectively, primarily from the Company's promotional pricing program which commenced in the first quarter of Fiscal 1997. Sales in Fiscal 1997 compared to Fiscal 1996 were also impacted by new store openings and remodels offset by sold and closed stores. The Company operated 135 and 143 supermarkets at the end of the third quarters of Fiscal 1997 and Fiscal 1996, respectively.

    GROSS PROFIT:

      Gross profit in the third quarter of Fiscal 1997 was $248.2 million or 27.5% of sales compared to $266.7 million or 29.3% of sales for the prior year. For the nine-month period of Fiscal 1997, gross profit was $769.6 million or 27.9% of sales compared to $807.5 million or 29.3% for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for the third quarter and nine-month period of Fiscal 1997 compared to the prior year was due to the promotional pricing program introduced during the first quarter of Fiscal 1997, as well as the pre-Thanksgiving holiday promotions during the third quarter of Fiscal 1997. The cost of goods sold comparisons were impacted by a pretax LIFO credit of $1.7 million in the third quarter of Fiscal 1997 compared to no LIFO adjustment in the third quarter of Fiscal 1996, and by a pretax LIFO credit of $0.8 million and a pretax LIFO charge of $1.7 million in the nine-month period of Fiscal 1997 and Fiscal 1996, respectively. The pretax LIFO credit for the current year third quarter and the nine-month period include a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory (See Note 2 to the Consolidated Financial Statements).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

      SG&A in the third quarter of Fiscal 1997 decreased $6.5 million or 3.1% compared to the prior year and decreased $9.7 million or 1.5% in the nine-month period of Fiscal 1997 compared to the prior year. As a percentage of sales, SG&A was 22.8% in the third quarter of Fiscal 1997, down from 23.2% in the prior year and was 22.9% for the nine-month period of Fiscal 1997 down from 23.2% the prior year. The decrease in SG&A as a percentage of sales in the third quarter and nine-month period of Fiscal 1997 compared to the prior year was primarily due to lower administrative, advertising, claims and utilities expenses, partially offset by higher store labor expenses.

    DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization of $21.4 million in the third quarter of Fiscal 1997 was $0.9 million higher than the prior year of $20.5 million. For the nine-month period of Fiscal 1997, depreciation and amortization of $61.5 million was $1.0 million lower than the prior year of $62.5 million. The increase in depreciation and amortization expense in the third quarter of Fiscal 1997 compared to the prior year was

                              PATHMARK STORES, INC.


primarily due to capital expenditures in Fiscal 1997. The decrease in depreciation and amortization expense in the nine-month period of Fiscal 1997 compared to the prior year was primarily due to the write down in the fourth quarter of Fiscal 1996 of certain fixed assets held for sale, principally in the Company's southern region, partially offset by capital expenditures in Fiscal 1997. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.9 million and $0.8 million in the third quarters of Fiscal 1997 and Fiscal 1996, respectively, and $2.6 million and $2.3 million in the nine-month period of Fiscal 1997 and Fiscal 1996, respectively.

    OPERATING EARNINGS:

      Operating earnings in the third quarter of Fiscal 1997 were $21.5 million compared to the prior year of $34.4 million. For the nine-month period of Fiscal 1997, operating earnings were $77.4 million compared with $104.5 million in the prior year. The decrease in operating earnings in the third quarter and nine-month period of Fiscal 1997 compared to the prior year was primarily due to lower gross profit, partially offset by lower SG&A.

    INTEREST EXPENSE:

      Interest expense was $40.4 million in the third quarter of Fiscal 1997 compared to $40.3 million in the prior year and $122.9 million for the nine-month period of Fiscal 1997 compared to $120.7 million in the prior year. The increase in interest expense in the nine-month period of Fiscal 1997 compared to the prior year was primarily due to increases in lease obligations, the debt accretion on the Deferred Coupon Notes, and higher interest rates, partially offset by lower amortization of debt issuance costs.

    INCOME TAXES:

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit in the third quarter and nine-month period of Fiscal 1997 was $7.6 million and $18.2 million, respectively. The income tax benefit for the third quarter and nine-month period of Fiscal 1996 was $2.3 million and $6.3 million, respectively.

      During the nine-month period of Fiscal 1997, the Company made income tax payments of $3.2 million and received income tax refunds of $0.5 million. During the nine-month period of Fiscal 1996, the Company made income tax payments of $4.0 million and received income tax refunds of $0.9 million.

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

                              PATHMARK STORES, INC.


    SUMMARY OF OPERATIONS:

      For the third quarter of Fiscal 1997, the Company's net loss was $11.2 million compared to a net loss of $3.6 million for the prior year. For the nine-month period of Fiscal 1997, the Company's net loss was $34.9 million compared to a net loss of $10.7 million in the prior year. The increase in the net loss in the third quarter of Fiscal 1997 compared to the prior year was primarily due to lower operating earnings, partially offset by a higher income tax benefit. The increase in net loss in the nine-month period of Fiscal 1997 compared to the prior year was primarily due to lower operating earnings, the extraordinary loss on early extinguishment of debt and higher interest expense, partially offset by a higher income tax benefit.

    EBITDA-FIFO:

      EBITDA-FIFO was $42.2 million and $55.8 million in the third quarters of Fiscal 1997 and Fiscal 1996, respectively, and $141.1 million and $171.5 million for the nine-month period of Fiscal 1997 and Fiscal 1996, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

    DEBT SERVICE:

      During the nine-month period of Fiscal 1997, total debt increased $17.1 million from Fiscal 1996 year end primarily due to debt accretion on the Deferred Coupon Notes and a net increase in borrowings under the Credit Agreement compared to the former credit agreement. On June 30, 1997, the Company entered into the Credit Agreement with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million Term Loan and a $200 million Working Capital Facility. In connection with this refinancing, the Company repaid in full the former term loan ($230.5 million) and the former working capital facility ($57.5 million) with the borrowings obtained under the Credit Agreement. Borrowings under the Working Capital Facility were $25.2 million at November 1, 1997 and have increased to $26.8 million at December 9, 1997.

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

                              PATHMARK STORES, INC.


      The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):



                                                                   PRINCIPAL
FISCAL YEARS                                                        PAYMENTS
------------                                                        --------
    1997(a)....................................................      $  10.1
    1998.......................................................         37.5
    1999.......................................................         16.5
    2000.......................................................         81.6
    2001.......................................................        315.5
    2002.......................................................        195.8
    2003.......................................................        620.2

--------
(a) Subsequent to November 1, 1997.

    LIQUIDITY:

      The consolidated financial statements of the Company indicate that, at November 1, 1997, current liabilities exceeded current assets by $119.9 million and stockholder's deficit was $1.08 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Term Loan and Working Capital Facility in Fiscal 2001 and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at November 1, 1997, and, based on management's operating projections for the remainder of Fiscal 1997, the Company believes that it will continue to be in compliance with its debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

                              PATHMARK STORES, INC.


    CAPITAL EXPENDITURES:

      Capital expenditures for the third quarter of Fiscal 1997, including property acquired under capital leases, were $11.3 million compared to $19.4 million for the prior year and for the nine-month period of Fiscal 1997 were $38.6 million compared to $62.4 million for the prior year. During the nine-month period of Fiscal 1997, the Company opened two new Pathmark stores, completed five major renovations and enlargements to existing supermarkets and sold four and closed seven of the 12 stores announced for divestiture at the end of Fiscal 1996. During the remainder of Fiscal 1997, the Company does not plan to open any new Pathmark stores and expects to complete up to an aggregate of 12 major renovations and enlargements.

    CASH FLOWS:

      Cash provided by operating activities amounted to $25.4 million in the nine-month period of Fiscal 1997 compared to $45.2 million in the prior year. The decrease in net cash provided by operating activities was primarily due to an increase in the net loss and an increase in cash used for operating assets and liabilities. Cash provided by investing activities was $4.8 million in the nine-month period of Fiscal 1997 compared to cash used for investing activities of $30.0 million in the prior year. The increase in cash provided by investing activities was primarily due to an increase in proceeds from property dispositions and a decrease in expenditures of property and equipment. Cash used for financing activities was $31.7 million in the nine-month period of Fiscal 1997 compared to $15.8 million in the prior year. The increase in cash used for financing activities was primarily due to the proceeds from the lease financing of three supermarket locations in Fiscal 1996, a decrease in book overdrafts and an increase in deferred financing fees related to the Credit Agreement in Fiscal 1997, partially offset by an increase in borrowings in conjunction with the Credit Agreement, net of repaying in full the former term loan and former working capital facility.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      During the third quarter of Fiscal 1997, the Company entered into a fifteen year supply agreement with C&S Wholesale Grocers, Inc. ("C&S") wholesaler which will supply substantially all of the Company's grocery, frozen and perishable merchandise. Simultaneously, the Company and C&S entered into an agreement pursuant to which C&S will purchase Pathmark's Woodbridge, New Jersey warehouse complex and assume the leases of other distribution facilities in North Brunswick and Dayton, New Jersey, including the fixtures, equipment and inventory at each facility. The transactions, which are subject to a number of conditions, are expected to be closed by the end of the fiscal year. In addition, the Company outsourced its trucking operations to a third party trucking company, pursuant to a ten year trucking services agreement effective October 5, 1997, in which the trucking company will deliver merchandise to all of the Company's stores.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K have been filed during the quarter for which this report has been filed.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                   PATHMARK STORES INC.

                   BY                      /S/ RON MARSHALL
                                      -----------------------------------
                                            (RON MARSHALL)

                                       EXECUTIVE VICE PRESIDENT
                                     AND CHIEF FINANCIAL OFFICER

                   BY                    /S/ JOSEPH ADELHARDT
                                -----------------------------------------
                                          (JOSEPH ADELHARDT)
                                 SENIOR VICE PRESIDENT AND CONTROLLER,
                                        CHIEF ACCOUNTING OFFICER

DATE: December 16, 1997