Form 10-K
period 1998-01-31
PATHMARK STORES INC
filed 1998-04-28
CIK 95585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  -------------
For the Fiscal Year Ended                                Commission File Number
   January 31, 1998                                            1-5287
                                 --------------
                              Pathmark Stores, Inc.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                22-2879612
(State of other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        200 Milik Street                                              07008
      Carteret, New Jersey                                         (Zip Code)
(Address of principal executive offices)

                                 (732) 499-3000
              (Registrant's telephone number, including area code)
                             -------------------
           Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class                  Name of exchange on which registered
  Junior Subordinated Deferred                    New York Stock Exchange
      Coupon Notes due 2003

     Securities registered pursuant to Section 12(g) of the Act: None

                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X    NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     As of April 1, 1998, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

    Documents Incorporated by Reference:    None

================================================================================

                                     PART I

ITEM 1. Business*
General

    The predecessor of the registrant was incorporated in the state of Delaware in June 1987 as a wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). In October 1987, Holdings acquired Supermarkets General Corporation ("SGC"). In 1990, SGC was merged into the registrant and the registrant retained the name SGC. In connection with the 1993 recapitalization referred to below, the registrant changed its name from SGC to Pathmark Stores, Inc. ("Pathmark" or the "Company").

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

    During the fiscal year ended February 1, 1997 ("Fiscal 1996"), the Company reported that it had decided to divest 12 supermarkets located in its southern region. During the course of the fiscal year ended January 31, 1998 ("Fiscal 1997"), the Company sold or closed 11 of the 12 stores held for divestiture and decided to continue to operate the remaining store.

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

    Under the Credit Agreement, the Term Loan and Working Capital Facility bear interest at floating rates, ranging from LIBOR plus 2.25% to LIBOR plus 2.50%. The Company is required to repay a portion of its borrowings under the Term Loan each year so as to retire such indebtedness in its entirety by December 15, 2001. Under the Working Capital Facility, which expires on June 15, 2001, the Company can borrow or obtain letters of credit in an aggregate amount not to exceed $200 million, of which the maximum of $125 million can be in letters of credit. In addition, pursuant to a Permitted Subordinated Debt Refinancing (as defined in the Credit Agreement), the Working Capital Facility and a portion of the Term Loan can be extended up to an additional two and one-half years and the remainder of the Term Loan can be extended up to an additional three and one-half years from the original expiration dates.

    The Credit Agreement contains certain covenants, including financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on liens; (iii) restriction on mergers (iv) restriction on investments, loans, advances, guarantees and acquisitions; (v) restriction on assets sales and sale/leaseback transactions; (vi) restriction on certain payments of indebtedness and incurrence of certain agreements, and (vii) restriction on transactions with affiliates.

--------------
* Except as otherwise indicated, information contained in this Item is given as of January 31, 1998.

    On January 29, 1998, the Company sold its Woodbridge, New Jersey distribution center and office complex and its leasehold interests in its two distribution centers and its banana ripening facility in North Brunswick, New Jersey, Dayton, New Jersey and Avenel, New Jersey, respectively (all of the foregoing buildings are hereinafter referred to as, collectively, the "Facilities"), to C&S Wholesale Grocers, Inc. ("C&S"), including the fixtures, equipment and inventory in each of those Facilities, for approximately $104 million (approximately $60 million, excluding inventory) ("the C&S Purchase Agreement"). The Company used a portion of the net proceeds to partially reduce borrowings under the Credit Agreement. At the same time, the term of the Company's 15 year supply agreement with C&S (the "Supply Agreement") commenced, pursuant to which C&S will supply substantially all of the Company's grocery, frozen and perishable merchandise requirements, formerly owned and warehoused by the Company (see Item 1. Business - Supply and Distribution).

Business

    At January 31, 1998, Pathmark operated 135 supermarkets primarily in the densely populated New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States. These supermarkets are located in New Jersey, New York, Pennsylvania, Delaware and Connecticut and consist of 5.2 million selling square footage and 7.1 million total square footage.

Business Strategy

    Pathmark's business strategy is to increase sales, profitability and market penetration in its existing markets by focusing on the following five operating priorities: concentrate on core business, Pathmark "GREAT" service, lower operating costs, spend capital wisely and have the right management team. By concentrating on and implementing these five priorities, the Company expects to accomplish its strategic goals (i) by providing superior perishable and non-perishable merchandise, value and service to its customers through its marketing, merchandising and customer service programs; (ii) through increased operating efficiencies; and (iii) through efficient use of capital to renovate and enlarge its existing store base.

Marketing and Merchandising

  - Super Center Format. Of Pathmark's 135 stores, 132 are Super Centers. The average Pathmark Super Center is approximately 39% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets. The Pathmark Super Center format is designed to provide Pathmark customers with a substantially greater selection of quality perishable products and to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates, particularly in the perishable departments. All of Pathmark's new supermarkets and enlargements completed in Fiscal 1997 were Super Centers and Pathmark expects that all new stores and enlargements thereafter will employ the same concept.

  - Flexible Merchandising. Pathmark believes that its large-store format gives it considerable flexibility to respond to changing consumer demands and competition by varying and enhancing its merchandise selection. Pathmark's "Big Deals" program, currently consisting of over 500 merchandise items, offers large-sized merchandise at prices that Pathmark believes are competitive with those available in "warehouse" and "club" stores. Pathmark emphasizes competitive pricing plus weekly sales and promotions supported by extensive advertising, primarily in print media. Merchandising flexibility and effectiveness is enhanced through the increased utilization of a category management approach. In addition, Pathmark offers for sale over 3,000 items through its private label program.

  - Pharmacy. Pathmark provides full pharmacy services in virtually all of its stores. Pathmark's broad market coverage within its marketing area has enabled it to become a leading filler of third-party prescriptions. Pathmark believes that its well-established pharmacy operations provide a competitive advantage in attracting and retaining customers.

Store Expansion and Renovation Program

  - New Stores, Enlargements and Renovations. During Fiscal 1997, Pathmark opened two new Pathmark Super Centers, closed 11 other stores, and completed five renovations and eight enlargements. During the fiscal year ending January 30, 1999 ("Fiscal 1998"), Pathmark plans to open up to two new Super Centers and to complete up to an aggregate of 19 renovations and enlargements.

  - Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a renovation or enlargement every five years. At the end of Fiscal 1997, Pathmark derived approximately 77% of its supermarket sales from stores that were opened, enlarged or renovated during the last five years.

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

  - Cost Reduction. The Company is continuously evaluating its operations in an effort to reduce operating costs consistent with its overall objective of providing a high level of customer service. During Fiscal 1997, the Company took several steps to accomplish this goal. The Company closed or sold 11 stores, which had experienced unprofitable operating results. The Company reevaluated its merchandise distribution methods, resulting in decisions to outsource its trucking business and hire a trucking company to meet its transportation needs, to outsource its pharmacy merchandise requirements to a drug wholesaler, and to sell its grocery, frozen and perishable distribution centers to and enter into a 15 year supply arrangement with C&S, thereby lowering the Company's distribution costs (see Item 1 - Business - Supply and Distribution).

  - Demographic and Geographic Concentration. The Company's stores serve densely populated communities. In addition, all Pathmark supermarkets are located within 100 miles of its corporate headquarters in Carteret, New Jersey and the principal warehousing facilities that serve them. The high population density, as well as the geographic concentration of stores, provide substantial economy of scale opportunities.

Pathmark Supermarkets

    Pathmark operated 135 supermarkets at January 31, 1998. Super Centers accounted for approximately 98% of Pathmark's supermarket sales for Fiscal 1997. The following table presents selected data reflecting supermarket sales and stores for the last five fiscal years.


                                                                                           Fiscal Years
                                                         ---------------------------------------------------------------------
                                                            1997              1996             1995(a)         1994       1993
                                                            ----              ----             -------         ----       ----
                                                                                (Dollars in millions)
Supermarket sales.................................      $ 3,692           $ 3,701            $ 3,853          $ 3,785      $3,839
Average sales per Supermarket(b)..................         27.5              26.1               26.4             25.9        25.4
Number of Supermarkets:
      Renovations(c)..............................            5                16                 14               14          12
      Enlargements(d).............................            8                 5                  4               11           5
      Opened......................................            2                 4                  5                4           4
      Closed......................................           11                 4                  4                6           5
Type of Supermarket(e):
      Super Center................................          132               139                139              137         138
      Conventional................................            3                 5                  5                6           7
      Total Supermarkets Open at Year End.........          135               144                144              143         145

-------------
(a)  Fiscal 1995 was a 53-week year.
(b) Computed on the basis of aggregate sales of stores open for the full year, based on a 52-week period.
(c) Renovations involve an investment of $400,000 or more and in Fiscal 1997 averaged over $1.0 million per store.
(d) Enlargements involve the addition of selling space and in Fiscal 1997 averaged an investment in excess of $3.5 million.

(e) Includes two stores not wholly owned. The sales figures for these stores are not included above.

    By industry standards, Pathmark stores are large and productive, averaging approximately 52,500 square feet in size and generating high average sales volume of approximately $27.5 million per store ($712 per selling square foot) for stores open for all of Fiscal 1997. Pathmark's 135 supermarkets at January 31, 1998 ranged from 26,008 to 66,463 square feet in size and included 126 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark, No Frills and Pathmark Preferred brands. All but five supermarkets contained in-store pharmacy departments at the end of Fiscal 1997.

    Pathmark pioneered the development of the large "superstore" in the Middle Atlantic States, opening the first "Pathmark Super Center" in 1977, and currently operates 132 such stores. The majority of Super Centers were created through the enlargement or renovation of existing stores. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, videotape rental, a pharmacy, expanded produce department, meat department, cheese shop, bakery, seafood, service delicatessen department and expanded health and beauty care department. All Super Centers have EFT and credit transaction capability at their checkout terminals, and 77 supermarkets also feature in-store automated teller machines. During Fiscal 1996, the Company entered into master licensing agreements with two regional banking institutions to place up to 98 in-store banks in Pathmark supermarkets over the next two years. Each bank, which occupies approximately 400 square feet, offers a full array of financial services and is open seven days a week. The license agreements have an initial term of five years with optional renewal periods. At the close of Fiscal 1997, 58 stores had in-store banks and Pathmark expects to have 36 additional in-store banks by the end of Fiscal 1998.

    Over the past several years, Pathmark stores have been designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. For example, Pathmark has introduced "GREAT" service, a customer service program emphasizing proactive, inter-personal communication between store associates and customers. All of Pathmark's new supermarkets and a majority of supermarket enlargements completed in Fiscal 1997 were Super Centers and Pathmark expects that virtually all new stores and enlargements will employ the same concept.

    Pathmark's supermarket business is generally not seasonal, although sales in the second and fourth quarters tend to be slightly higher than those in the first and third quarters.

Store Expansion and Renovation Program

    A key to Pathmark's business strategy has been, and will continue to be, the expansion of the total selling square footage of its operations. Pathmark believes, that by adding new stores and increasing the selling area of existing stores, it can improve its competitive position and operating margins by achieving economies of scale in merchandising, advertising, distribution and supervision. During the five years ending with Fiscal 1997, Pathmark completed 94 renovations and enlargements and opened 19 new supermarkets. At the close of Fiscal 1997, sales in these stores accounted for approximately 77% of its total supermarket sales. Pathmark currently expects to open up to two non-replacement Pathmark Super Centers and to complete up to 19 renovations and enlargements during Fiscal 1998.

Advertising and Promotion

    As part of its marketing strategy, Pathmark emphasizes value through its competitive pricing and weekly sales and promotions supported by extensive advertising. Additional savings are offered each week from Pathmark "super coupons" in newspapers and circulars. Pathmark's advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers and advertising flyers distributed in stores, and radio. Several years ago, Pathmark introduced "Smart Coupons" in its advertisements. With "Smart Coupons", customers no longer are required to cut out Pathmark coupons from its advertisement and physically present them at the cash registers. Rather, when a coupon item is scanned during the check-out process, the coupon savings is automatically deducted from the price. Pathmark believes that its "Smart Coupons" greatly convenience its customers and improve customer service at the checkout.

Consumer Research

    Pathmark conducts numerous ongoing and special consumer research projects. These typically involve customer surveys (both in-store and by telephone) as well as focus groups. The information derived from these projects is used to evaluate consumers' attitudes and purchasing patterns and helps shape Pathmark's marketing programs.

Technology

    Pathmark has made a significant and continuing investment in information technology. All Pathmark supermarket checkout terminals have IBM 4680 scanner systems supported by a RlSC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. This technology and the data generated by scanning have not only led to lower labor costs, improved price control and shelf allocation, and quicker customer check-out, but have also assisted in the analysis of product movement, profit contribution and demographic merchandising. Pathmark also has a computer-assisted ordering system that enables it to replenish inventory to avoid "out of stocks" at store level while maintaining optimum overall inventory levels. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

    All of the pharmacies are equipped with pharmacy computers. In addition to improving customer service, these computers aid pharmacists in detecting drug interactions, improve the collection of third-party receivables and help to attract third-party businesses, such as health maintenance organizations and union welfare plans.

    In August 1991, Pathmark entered into a ten year facilities management and systems integration agreement with IBM Company. Under the agreement, IBM has taken over Pathmark's data center operations, mainframe processing and information system functions and is providing business applications and systems designed to enhance Pathmark's customer service and efficiency.

Supply and Distribution

    During the third quarter of Fiscal 1997, the Company decided to outsource its trucking operations and retained a local trucking company to provide the requisite trucking services. Management believes that the outsourcing arrangement will result in lower transportation costs to the Company.

    Beginning in January 1998, the Supply Agreement with C&S commenced. Under the Supply Agreement, C&S supplies to the Company and distributes from the Facilities substantially all of the grocery, frozen and perishable (includes meat, produce, seafood and delicatessen items) merchandise formerly owned and warehoused by the Company. Management believes that the Supply Agreement with C&S enhances the Company's ability to offer consistently fresh and high quality products to its customers at a reduced distribution cost to the Company. Prior to the Supply Agreement, products purchased for resale by the Company were purchased directly from a large group of unaffiliated suppliers, including large consumer products companies.

    The Company continues to operate a 266,000 square foot leased general merchandise, health and beauty care products and tobacco distribution center in Edison, New Jersey (the "GMDC"), which opened in 1980. During Fiscal 1997, the Company outsourced its pharmacy merchandise distribution requirements to a pharmaceutical wholesaler. In addition, Chefmark Inc., an affiliate of the Company, owns and operates a 16,000 square foot commissary in Somerset, New Jersey (the "Chefmark Facility") in which high quality cooked meat products and salads are prepared for sale and supplied to the Company for sale in the Company's delicatessen departments. The Chefmark Facility opened in 1976.

    Prior to the Supply Agreement with C&S, the Company operated, in addition to the GMDC and Chefmark Facility, four distribution centers and a banana ripening facility, aggregating approximately 1.3 million square feet.

    In addition to reducing the Company's distribution and transportation costs, management believes that the logistics outsourcing will enhance its ability to better concentrate on the core business of the Company.

Competition

    The supermarket business is highly competitive and is characterized by high asset turnover and narrow profit margins. Pathmark's earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product purchasing and distribution, and cost-effective store operating and distribution techniques. Pathmark's main competitors are national, regional and local supermarkets, drug stores, convenience stores, discount merchandisers, "warehouse" and "club" stores and other local retailers in the areas served. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service.

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

Employees

     At January 31, 1998, the Company employed approximately 28,000 people, of whom approximately 20,500 were employed on a part-time basis.

    Approximately 88% of the Company's employees are covered by 18 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 15 different local unions. During Fiscal 1998, eight contracts, covering approximately 13,000 Pathmark associates in approximately 90% of the stores and approximately 130 associates in GMDC, will expire. The Company does not anticipate any difficulty in renegotiating these contracts.

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

    Pathmark's 135 supermarkets have an aggregate selling area of approximately
5.2 million square feet. Eighteen of the supermarkets are owned by Pathmark and the remaining 117 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Twenty-nine leases expire during the current and next four calendar years and Pathmark has options to renew all of them.

    Pathmark leases its corporate headquarters in Carteret, NJ in premises totaling approximately 150,000 square feet in size.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

    None.






---------
** Except as otherwise indicated, information contained in this Item is given as of January 31, 1998.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters (as of April 1, 1998)

    All of registrant's outstanding Common Stock is held by PTK and not traded on the public market. All of PTK's outstanding common stock is held by Holdings. All of Holdings outstanding common stock is held by SMG-II Holdings Corporation ("SMG-II").

    The authorized preferred stock of Holdings consists of 9,000,000 shares of $3.52 Cumulative Exchangeable Redeemable Preferred Stock, of which 4,890,671 shares were issued and outstanding at April 1, 1998 (the "Exchangeable Preferred Stock"). The Exchangeable Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when as, and if declared by the Board of Directors of Holdings.

    The Exchangeable Preferred Stock is non-voting, except that if an amount equal to six quarterly dividends is in arrears in whole or in part, the holders thereof, voting as a class, are entitled to elect an additional two members of the board of directors of Holdings. Holdings is currently in arrears on payment of more than six quarterly dividends on the Exchangeable Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. The holders of the Exchangeable Preferred Stock reelected two persons to Holdings' Board of Directors at Holdings' 1997 annual meeting.

    The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 672,476 and 320,000 shares, respectively, were issued and outstanding at April 1, 1998, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are designated SMG-II Series A Preferred Stock, 1,500,000 shares are designated SMG-II Series B Preferred Stock, and 33,520 shares are designated SMG-II Series C Preferred Stock (the three series of Preferred Stock hereinafter collectively referred to as "SMG-II Preferred Stock").

    At April 1, 1998, there were outstanding 236,731 shares of SMG-II Series A Preferred Stock, 180,769 shares of SMG-II Series B Preferred Stock and 8,520 shares of SMG-II Series C Preferred Stock.

    SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 55 holders, including six affiliates of Merrill Lynch & Co., Inc. (The "ML Common Investors"), Chemical Investments, Inc. ("CII"), an affiliate of Chase Manhattan Corp., and 48 current and former members of the Company's management or their heirs (the "Management Investors");
(ii) SMG-II Series A Preferred Stock by five affiliates of Merrill Lynch & Co., Inc. (the "ML Preferred Investors", the ML Common Investors and ML Preferred Investors hereinafter collectively referred to as the "ML Investors"); (iii) SMG-II Class B Common Stock held by three holders, including CII, The Equitable Life Assurance Society of the United States ("Equitable") and an affiliate of Equitable (collectively, the "Equitable Investors"); (iv) SMG-II Series B Preferred Stock held by three holders, including CII and the Equitable Investors; and (v) SMG-II Series C Preferred Stock held by one Management Investor. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II. Subject to compliance with certain procedures, holders of shares of SMG-II Class B Common Stock may exchange their shares for shares of SMG-II Class A Common Stock and holders of shares of SMG-II Class A Common Stock may exchange their shares for shares of SMG-II Class B Common Stock, in each case on a share-for-shares basis. All holders of SMG-II capital stock are parties to a Stockholders Agreement dated as of February 4, 1991, as amended, with SMG-II (the "Stockholders Agreement").

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

    The payment of dividends to the holders of registrant's Common Stock is prohibited under the Credit Agreement and subject to restrictions in its other debt instruments. During Fiscal 1996 and Fiscal 1997, the Company paid no dividends to its sole stockholder. The Company does not currently anticipate paying dividends during Fiscal 1998.

ITEM 6.  Selected Financial Data

      The following table represents selected financial data for the last five fiscal years and should be read in conjunction with the Company's Consolidated Financial Statements in Item 8 of this report.

                                               PATHMARK STORES, INC.
                                  SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                                   (in millions)


                                                                                       Fiscal Years(a)
                                                             ----------------------------------------------------------------
                                                                1997            1996           1995        1994          1993
                                                                ----            ----           ----        ----          ----

Sales.....................................................   $3,696          $3,710          $3,972     $3,968         $4,021
Cost of sales (exclusive of depreciation and
   amortization shown separately below)...................    2,652           2,619           2,838      2,866          2,952
                                                             -------        -------         --------    -------         ------

Gross profit..............................................    1,044           1,091           1,134      1,102          1,069
Selling, general and administrative expenses..............      841             857             866        851            837
Depreciation and amortization(b)..........................       84              89              80         75             70
Restructuring charge(c)...................................       --               9              --         --             --
Lease commitment charge(d)................................       --               9              --         --             --
Gain on disposition of freestanding drug stores(e)........       --              --              16         --             --
Recapitalization expense(f)...............................       --              --              --         --             17
Provision for store closings(g)...........................       --              --              --         --              6
                                                             -------        -------         --------    -------         ------

Operating earnings........................................      119             127             204        176            139
Interest expense, net(h)..................................     (164)           (161)           (165)      (148)          (172)
                                                             -------        -------         --------    -------         ------

Earnings (loss) from continuing operations before income
 taxes, gain on disposal of home centers segment,
 extraordinary items and cumulative effect of
 accounting changes.......................................      (45)            (34)             39         28             (33)
Income tax benefit (provision)............................       17              14              (6)        (4)             20
                                                             -------        -------         --------    -------         ------

Earnings (loss) from continuing operations before gain on disposal of home centers segment, extraordinary
 items and cumulative effect of accounting changes........      (28)            (20)             33          24            (13)
Loss from discontinued operations.........................       --              --              --          (2)            --
Gain on disposal of home centers segment, net of tax(i)...       --              --              --          17             --
                                                             -------        -------         --------    -------         ------

Earnings (loss) before extraordinary items and cumulative
 effect of accounting changes.............................      (28)            (20)             33          39            (13)
Extraordinary items, net of tax(j)........................       (8)             (1)             --          --            (97)
                                                             -------        -------         --------    -------         ------

Earnings (loss) before cumulative effect of accounting
   changes................................................      (36)            (21)             33          39           (110)
Cumulative effect of accounting changes, net of tax(k)....       --              --              --          --            (38)
                                                             -------        -------         --------    -------         ------

Net earnings (loss).......................................   $  (36)         $  (21)         $   33      $   39         $ (148)
                                                             -------        -------         --------    -------         ------
                                                             -------        -------         --------    -------         ------

Ratio of earnings to fixed charges(l).....................       --              --            1.22x       1.17x            --
                                                             -------        -------         --------    -------         ------
                                                             -------        -------         --------    -------         ------

Deficiency in earnings available to cover fixed charges(m)   $   45          $   34          $   --       $   --        $   33
                                                             -------        -------         --------    -------         ------
                                                             -------        -------         --------    -------         ------



                                                                                     As of
                                                  ----------------------------------------------------------------------------
                                                      Jan. 31,        Feb. 1,        Feb. 3,     Jan. 28,      Jan. 29,
                                                       1998            1997           1996         1995          1994
                                                     -------        -------          ------       -------        -------


Balance Sheet Data:
Total assets......................................   $  900          $  990         $  986         $1,018      $1,119
Working capital deficiency........................      109             182            173            122         107
Lease obligations, long-term......................      170             175            140            127         132
Long-term debt, net of current maturities.........    1,178           1,186          1,215          1,273       1,286
Stockholder's deficiency..........................    1,077           1,042          1,024          1,030       1,001

                                                  (footnotes on following page)

                              PATHMARK STORES, INC.
             NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS


(a) The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Fiscal years consist of 52 weeks, except for 53 weeks in Fiscal 1995.
(b) Fiscal 1996 depreciation and amortization includes a $5 million pretax charge to write down certain fixed assets held for sale to their estimated net realizable values. See Note 6 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(c) During Fiscal 1996, the Company recorded a pretax charge of $9 million for reorganization and restructuring costs related to its administrative operations. See Note 18 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(d) During Fiscal 1996, the Company recorded a pretax charge of $9 million related to unfavorable lease commitments of certain unprofitable stores in the Company's southern region. See Note 19 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(e) During Fiscal 1995, the Company recorded a pretax gain of $16 million related to the disposition of its freestanding drug stores. See Note 20 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(f) In connection with the Recapitalization in Fiscal 1993, the Company recorded a pretax charge of $17 million related to reorganization and restructuring costs.
(g) During Fiscal 1993, the Company closed or disposed of five stores and recorded a pretax charge of $6 million.
(h) Prior to Fiscal 1995, interest expense was net of interest charged to discontinued operations.
(i) During Fiscal 1994, the Company sold its home centers segment, which resulted in a gain on sale of $17 million, net of $2 million of income taxes.
(j) During Fiscal 1997, the Company recorded an extraordinary charge of $8 million, net of an income tax benefit of $5 million and during Fiscal 1996, the Company recorded an extraordinary charge of $1 million, net of an income tax benefit, both related to the early extinguishment of debt. See Note 17 of the Notes to Consolidated Financial Statements at Item 8,
       Part II of this Form 10-K. During Fiscal 1993, in connection with the Recapitalization, the Company recorded an extraordinary charge of $97 million, net of an income tax benefit of $15 million, related to the early extinguishment of debt.
(k) The cumulative effect of accounting changes in Fiscal 1993 of $38 million, net of an income tax benefit of $28 million, reflects the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions"; the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"; the change in the method utilized to calculate last-in, first-out (LIFO) inventories; and the change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities. All of the accounting changes were made as of the beginning of Fiscal 1993.
(l) For the purpose of this calculation, earnings before fixed charges consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).
(m) For purposes of determining the deficiency in earnings available to cover fixed charges, earnings are defined as earnings (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

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

Results of Operations

    Fiscal 1997 v. Fiscal 1996

      Sales: Sales in Fiscal 1997 were $3.70 billion compared to $3.71 billion in the prior year, a decrease of 0.4%. Same store sales increased 0.8% for the year. Sales in Fiscal 1997 compared to Fiscal 1996 were also impacted by new store openings and remodels, offset by sold and closed stores. During Fiscal 1997, the Company opened two new Pathmark stores, completed 13 major renovations and enlargements to existing supermarkets, and sold four and closed seven stores. The Company operated 135 and 144 supermarkets at the end of Fiscal 1997 and Fiscal 1996, respectively.

      Gross Profit: Gross profit in Fiscal 1997 was $1.04 billion or 28.2% of sales compared to $1.09 billion or 29.4% of sales for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for Fiscal 1997 compared to the prior year was due to the promotional pricing program introduced during the first quarter of Fiscal 1997, as well as the pre-Thanksgiving holiday promotions during the third quarter of Fiscal 1997. The cost of goods sold comparisons were impacted by a pretax LIFO credit of $5.4 million and $1.3 million in Fiscal 1997 and Fiscal 1996, respectively. The pretax LIFO credit for Fiscal 1997 includes a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory and a $0.8 million gain on a LIFO liquidation related to the sale of the Company's grocery, frozen and perishable merchandise in connection with the C&S Supply Agreement (see Note 3 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

      Selling, General and Administrative Expenses ("SG&A"): SG&A in Fiscal 1997 decreased $16.4 million or 1.9% compared to the prior year. As a percentage of sales, SG&A was 22.8% in Fiscal 1997, down from 23.1% in the prior year. The decrease in SG&A as a percentage of sales in Fiscal 1997 compared to the prior year was primarily due to lower administrative, advertising, claims and utilities expenses, partially offset by higher store labor expenses.

      Depreciation and Amortization: Depreciation and amortization of $83.4 million in Fiscal 1997 was $5.6 million lower than the prior year of $89.0 million. The decrease in depreciation and amortization expense in Fiscal 1997 compared to the prior year was primarily due to a pretax charge of $5.4 million in Fiscal 1996 to write down fixed assets held for sale, principally in the Company's southern region, partially offset by capital expenditures in Fiscal 1997. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $3.4 million and $3.1 million in Fiscal 1997 and Fiscal 1996, respectively.

      Operating Earnings: Operating earnings in Fiscal 1997 were $119.3 million compared to the prior year of $127.1 million. The decrease in operating earnings in Fiscal 1997 compared to the prior year was primarily due to lower gross profit, partially offset by lower SG&A and depreciation expense in Fiscal 1997 and the restructuring charge and the lease commitment charge in Fiscal 1996.

      Interest Expense: Interest expense was $164.2 million in Fiscal 1997 compared to $161.5 million in the prior year. The increase in interest expense in Fiscal 1997 compared to the prior year was primarily due to increases in lease obligations and the debt accretion on the Deferred Coupon Notes, partially offset by lower amortization of debt issuance costs.

      Income Taxes: The income tax benefit was $16.7 million and $14.4 million in Fiscal 1997 and Fiscal 1996, respectively. The 1997 benefit is net of a $1.9 million increase in the valuation allowance related to the Company's deferred income tax assets. The Company believes that it is more likely than not that the net deferred income tax assets of $54.0 million at January 31, 1998 will be realized through the implementation of tax strategies which could generate taxable income.

      During Fiscal 1997, the Company made income tax payments of $4.8 million and received income tax refunds of $4.3 million. During Fiscal 1996, the Company made income tax payments of $4.6 million and received income tax refunds of $5.5 million.

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

      Summary of Operations: For Fiscal 1997, the Company's net loss was $35.7 million compared to a net loss of $20.8 million for the prior year. The increase in net loss in Fiscal 1997 compared to the prior year was primarily due to lower operating earnings, the extraordinary loss on early extinguishment of debt and higher interest expense, partially offset by a higher income tax benefit.

      EBITDA-FIFO: EBITDA-FIFO was $201.2 million and $236.4 million in Fiscal 1997 and Fiscal 1996, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

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

During Fiscal 1996, the Company opened four new Pathmark stores, two of which replaced smaller stores, and completed 21 major renovations and enlargements to existing supermarkets. Two stores were closed and not replaced during the year. The Company operated 144 supermarkets at the end of both Fiscal 1996 and Fiscal 1995.

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

      Operating Earnings: Operating earnings for Fiscal 1996 were $127.1 million compared with $203.4 million for Fiscal 1995. The decrease in operating earnings during Fiscal 1996 compared to Fiscal 1995 was due to lower sales, higher depreciation and amortization expense, the restructuring charge and the lease commitment charge in Fiscal 1996 and the gain on disposition of freestanding drug stores in Fiscal 1995, partially offset by lower SG&A.

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

      Summary of Operations: The Company's net loss in Fiscal 1996 was $20.8 million compared to net earnings of $32.7 million in Fiscal 1995. The decrease in net earnings for Fiscal 1996 compared to Fiscal 1995 was due to lower operating earnings in Fiscal 1996, partially offset by lower interest expense and an income tax benefit in Fiscal 1996 compared to an income tax provision in Fiscal 1995.

EBITDA-FIFO: EBITDA-FIFO was $236.4 million in Fiscal 1996 and $268.9 million in Fiscal 1995, respectively.

Financial Condition

    Debt Service: During Fiscal 1997, total long-term debt decreased $38.7 million from Fiscal 1996 year end primarily due to a net decrease in borrowings under the Credit Agreement compared to the former credit agreement and a decrease in certain mortgages, partially offset by debt accretion on the Deferred Coupon Notes. In addition, during Fiscal 1997, total lease obligations decreased $3.9 million from Fiscal 1996.

    On January 29, 1998, the Company sold its fee and leasehold interests in the Facilities to C&S for approximately $104 million (approximately $60 million, excluding inventory) in connection with the C&S Purchase Agreement. Simultaneously, Pathmark and C&S commenced the 15 year Supply Agreement, pursuant to which C&S will supply Pathmark with substantially all of its grocery, frozen and perishable merchandise requirements. In conjunction with the C&S Purchase Agreement, the Company used $32.5 million of the net proceeds to pay down a portion of the Term Loan. The remainder of the net proceeds were used to pay down the Working Capital Facility and invest in marketable securities of $52.0 million at January 31, 1998. As a result, there were no borrowings under the Working Capital Facility at January 31, 1998. However, subsequent to Fiscal 1997, the Company utilized its marketable securities and borrowings under the Working Capital Facility, which have increased to $15.0 million at April 21, 1998, primarily to paydown trade accounts payable related to the inventory sold in connection with the C&S Purchase Agreement and other liabilities.

    During the second quarter of Fiscal 1997, the Company sold four supermarkets that it announced for divestiture at the end of Fiscal 1996 for $14.9 million and sold two former drug stores for $11.1 million. There was no gain or loss recognized on these transactions. The proceeds were used to paydown a portion of the former working capital facility and related mortgages.

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

    The Company is required to make sinking fund payments on the Subordinated Notes (as defined in Note 9 of the Notes to Consolidated Financial Statements at
Item 8, Part II of this Form 10-K) in the amount of 25% of the original aggregate principal amount of the Subordinated Notes on each of June 15, 2000 and June 15, 2001. The Subordinated Debentures (as defined in Note 9 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the remaining Subordinated Notes mature on June 15, 2002. The Senior Subordinated Notes (as defined in Note 9 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the Deferred Coupon Notes mature in Fiscal 2003. The Company has no payment obligations, through intercompany notes or otherwise, with respect to its parent's indebtedness.

    The majority of the cash interest payments are scheduled in the second and fourth quarters.

    The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):

                                                       Principal
            Fiscal Years                               Payments
            ------------                               --------

                1998...........................      $   43.5
                1999...........................          14.9
                2000...........................          78.2
                2001...........................         263.8
                2002...........................         195.8
                2003...........................         625.2


    Liquidity: The consolidated financial statements of the Company indicate that, at January 31, 1998, current liabilities exceeded current assets by $109.3 million and stockholder's deficiency was $1.08 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility (refer to Notes 1 and 9 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

   The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at January 31, 1998 and, based on management's operating projections for Fiscal 1998, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments, to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

    Capital Expenditures: Capital expenditures for Fiscal 1997, including property acquired under capital leases, were $57.9 million compared to $94.1 million for Fiscal 1996 and $110.6 million for Fiscal 1995. During Fiscal 1997, the Company opened two new Pathmark stores, completed 13 major renovations and enlargements to existing supermarkets, and sold four and closed seven stores. During Fiscal 1998, the Company plans to open up two new Pathmark stores, close one store and complete up to an aggregate of 19 major renovations and enlargements. Capital expenditures for Fiscal 1998, including property to be acquired under capital leases, are estimated to be $70.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to provide for the Company's capital expenditure program.

    Cash Flows: Cash provided by operating activities amounted to $56.5 million in Fiscal 1997 compared to $73.6 million in the prior year. The decrease in net cash provided by operating activities was primarily due to an increase in the net loss and an increase in cash used for operating assets and liabilities. Cash provided by investing activities was $95.5 million in Fiscal 1997 compared to cash used for investing activities of $46.8 million in the prior year. The increase in cash provided by investing activities was primarily due to an increase in proceeds related to the C&S Purchase Agreement, property dispositions and a decrease in expenditures of property and equipment. Cash used for financing activities was $101.8 million in Fiscal 1997 compared to $28.6 million in the prior year. The increase in cash used for financing activities was primarily due to a decrease in borrowings in conjunction with the Credit Agreement, net of repaying in full the former term loan and former working capital facility in Fiscal 1997, the proceeds from the lease financing of three supermarket locations in Fiscal 1996, a decrease in book overdrafts and an increase in deferred financing fees related to the Credit Agreement in Fiscal 1997.

    Cash provided by operating activities amounted to $73.6 million in Fiscal 1996 compared to $118.3 million in Fiscal 1995. The decrease in net cash provided by operating activities was primarily due to a decline in cash provided by operating assets and liabilities and a decrease in net earnings. Cash used for investing activities in Fiscal 1996 was $46.8 million due to expenditures of property and equipment of $55.0 million, offset by proceeds from property dispositions of $8.2 million. Cash used for investing activities in Fiscal 1995 was $0.7 million primarily due to property and equipment expenditures of $69.5 million, partially offset by the net proceeds from the disposition of the freestanding drug stores of $59.9 million, the proceeds from the sale of real estate of $3.4 million and the proceeds from the disposal of home centers segment of $4.7 million. Cash used for financing activities in Fiscal 1996 was $28.6 million compared to $128.0 million in Fiscal 1995. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the former working capital facility, the proceeds from the lease financing of three supermarket locations, a decrease in dividends to PTK and a paydown of $25.0 million on the Term Loan in Fiscal 1995 in conjunction with the disposition of the freestanding drug stores. During Fiscal 1995, the Company paid a dividend to PTK of $26.5 million from the net proceeds related to the disposition of the freestanding drug stores and the sale of the home centers segment.

    Year 2000 Compliance: The Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. This is necessary because computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions.

    The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. Through IBM, this effort is under way across the Company, and is following a process of inventory, scoping and analysis, modification, testing and certification, and implementation. A major portion of these costs will be met under the existing agreement with IBM through a reprioritization of technology development initiatives, with the remainder representing incremental costs (refer to Note 22 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K). The Company does not believe that the total cost of such compliance will be material. Additionally, the Company believes, based on available information, that it will be able to manage its total year 2000 transition without any material adverse effect on its operations.

    In addition, the Company is communicating with major vendors to determine the extent to which the Company is vulnerable to third-party year 2000 compliance issues.

New Accounting Standards Not Yet Adopted

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is not expected to have an effect on the Company's financial statements currently being presented because the Company, at this time, has no items of comprehensive income other than net income.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative disclosures relating to a company's operating statements. SFAS No. 131, which the Company is evaluating, will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's segments.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS No. 132 in Fiscal 1998 and believes it will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's pensions and other postretirement benefits.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and borrowing activities under the Working Capital Facility. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

ITEM 8.  Consolidated Financial Statements.

                                               PATHMARK STORES, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                                   52 Weeks                   52 Weeks                   53 Weeks
                                                                    Ended                       Ended                     Ended
                                                                 January 31,                 February 1,               February 3,
                                                                      1998                       1997                       1996
                                                                ------------              --------------            --------------

Sales......................................................      $   3,695,865            $   3,710,523            $   3,971,593

Cost of sales (exclusive of depreciation and
  amortization shown separately below).....................          2,652,289                2,619,277                2,837,631
                                                                  ------------             ------------              -----------

Gross profit...............................................          1,043,576                1,091,246                1,133,962

Selling, general and administrative expenses...............            840,886                  857,290                  865,679

Depreciation and amortization..............................             83,413                   88,956                   80,408

Restructuring charge.......................................                 --                    9,137                       --

Lease commitment charge....................................                 --                    8,763                       --

Gain on disposition of freestanding drug stores............                 --                       --                   15,535
                                                                  ------------             ------------              -----------

Operating earnings.........................................            119,277                  127,100                  203,410

Interest expense...........................................           (164,168)                (161,469)                (164,749)
                                                                  ------------             ------------              -----------

Earnings (loss) before income taxes and
   extraordinary items.....................................            (44,891)                 (34,369)                  38,661

Income tax benefit (provision).............................             16,705                   14,411                   (5,914)
                                                                  ------------             ------------              -----------

Earnings (loss) before extraordinary items.................            (28,186)                 (19,958)                  32,747

Extraordinary items, net of an income tax benefit of
   $5,456 in Fiscal 1997 and $613 in Fiscal 1996...........             (7,488)                    (877)                      --
                                                                  ------------             ------------              -----------

Net earnings (loss)........................................      $     (35,674)           $     (20,835)           $      32,747
                                                                  ------------             ------------              -----------
                                                                  ------------             ------------              -----------



                                See notes to consolidated financial statements.

                                               PATHMARK STORES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                        (in thousands except share amounts)





                                                                                       January 31,         February 1,
                                                                                           1998                  1997
                                                                                     -----------            ---------

ASSETS
Current Assets
   Cash and cash equivalents..................................................      $     60,076            $      9,880
   Accounts receivable, net...................................................            10,928                  12,492
   Merchandise inventories....................................................           148,775                 216,931
   Deferred income taxes, net.................................................            10,621                   7,111
   Prepaid expenses...........................................................            21,449                  24,951
   Due from suppliers.........................................................            13,027                  13,923
   Other current assets.......................................................            11,331                   5,908
                                                                                     -----------               ---------

     Total Current Assets.....................................................           276,207                 291,196
Property and Equipment, Net...................................................           529,542                 603,577
Deferred Financing Costs, Net.................................................            18,547                  28,743
Deferred Income Taxes, Net....................................................            43,389                  22,846
Other Assets..................................................................            32,687                  43,534
                                                                                     -----------               ---------

                                                                                    $    900,372            $    989,896
                                                                                     -----------               ---------
                                                                                     -----------               ---------

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
   Accounts payable...........................................................      $    128,484            $    166,199
   Book overdrafts............................................................            26,330                  41,085
   Current maturities of long-term debt.......................................            43,478                  74,431
   Income taxes payable.......................................................             1,771                     860
   Accrued payroll and payroll taxes..........................................            49,533                  56,335
   Current portion of lease obligations.......................................            24,337                  23,133
   Accrued interest payable...................................................            18,300                  20,712
   Accrued expenses and other current liabilities.............................            93,297                  90,589
                                                                                     -----------               ---------

     Total Current Liabilities................................................           385,530                 473,344
                                                                                     -----------               ---------

Long-Term Debt................................................................         1,177,898               1,185,639
                                                                                     -----------               ---------

Lease Obligations, Long-Term..................................................           170,273                 175,353
                                                                                     -----------               ---------

Other Noncurrent Liabilities..................................................           244,011                 197,226
                                                                                     -----------               ---------

Commitments and Contingencies (Notes 3, 12 and 22)
Stockholder's Deficiency
Common Stock $.10 par value...................................................                --                      --
   Authorized, issued and outstanding: 100 shares
Paid-in Capital...............................................................            68,703                  68,703
Accumulated Deficit...........................................................        (1,146,043)             (1,110,369)
                                                                                     -----------              ---------

     Total Stockholder's Deficiency...........................................        (1,077,340)             (1,041,666)
                                                                                     -----------              ---------

                                                                                    $    900,372            $    989,896
                                                                                     -----------               ---------
                                                                                     -----------               ---------




                                See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                                 (in thousands)







                                                                                                                    Total
                                                        Common         Paid-in             Accumulated              Stockholder's
                                                        Stock          Capital               Deficit                 Deficiency
                                                       ---------      -----------        ---------------         -----------------


Balance, January 28, 1995............................   $  --        $  91,809        $ (1,122,281)               $ (1,030,472)

   Net earnings......................................      --               --              32,747                      32,747

   Dividend to PTK Holdings, Inc. in conjunction
     with the disposition of freestanding drug stores      --          (21,800)                 --                     (21,800)
   Dividend to PTK Holdings, Inc. in conjunction
     with the disposal of the home centers segment...      --           (4,706)                 --                      (4,706)
                                                         ---------      -----------      ---------------             ---------

Balance, February 3, 1996............................      --           65,303          (1,089,534)                 (1,024,231)

   Net loss..........................................      --               --             (20,835)                    (20,835)

   Capital contribution from SMG-II Holdings
     Corporation.....................................      --            3,400                  --                       3,400
                                                         ---------      -----------      ---------------             ---------

Balance, February 1, 1997............................      --           68,703          (1,110,369)                 (1,041,666)

   Net loss..........................................      --               --             (35,674)                    (35,674)
                                                         ---------      -----------      ---------------             ---------

Balance, January 31, 1998............................   $  --        $  68,703        $ (1,146,043)               $ (1,077,340)
                                                         ---------      -----------      ---------------             ---------
                                                         ---------      -----------      ---------------             ---------



                See notes to consolidated financial statements.

                                               PATHMARK STORES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)



                                                                   52 Weeks Ended         52 Weeks Ended         53 Weeks Ended
                                                                  January 31, 1998       February 1, 1997       February 3, 1996
                                                                  ----------------       ----------------       ----------------

Operating Activities
   Net earnings (loss).........................................    $(35,674)              $(20,835)                $ 32,747
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Extraordinary loss on early extinguishment of debt........       7,488                    877                       --
     Depreciation and amortization.............................      87,341                 92,485                   83,263
     Deferred income tax (benefit) expense.....................     (24,053)               (12,558)                   6,417
     Interest accruable but not payable........................      18,509                 16,678                   15,028
     Amortization of original issue discount...................         354                    354                      354
     Amortization of debt issuance costs.......................       5,542                  7,426                    7,140
     (Gain) loss on disposal of property and equipment.........         127                 (5,347)                     200
     Gain on disposition of freestanding drug stores...........          --                     --                  (15,535)
     Gain on sale of real estate...............................          --                     --                   (3,371)
     Cash provided by (used for) operating assets and liabilities:
       Accounts receivable, net................................       1,564                 (1,939)                   2,380
       Merchandise inventories.................................      22,170                  8,517                   15,653
       Income taxes............................................       6,367                 (2,584)                   8,932
       Prepaid expenses........................................        (861)                (2,889)                  (1,631)
       Due from suppliers......................................         896                   (745)                   5,079
       Other current assets....................................      (4,749)                (3,009)                   2,221
       Other assets............................................       9,700                  2,309                  (23,419)
       Accounts payable........................................     (37,715)               (17,883)                  (9,114)
       Accrued payroll and payroll taxes.......................      (6,802)                 2,013                      780
       Accrued interest payable................................      (2,289)                 1,403                     (363)
       Accrued expenses and other current liabilities..........       2,708                 (1,867)                  (6,997)
       Other noncurrent liabilities............................       5,860                 11,191                   (1,462)
                                                                    ----------            ----------             -------------

         Cash provided by operating activities.................      56,483                 73,597                  118,302
                                                                    ----------            ----------             -------------

Investing Activities
   Property and equipment expenditures.........................     (34,322)               (54,963)                 (69,544)
   Proceeds from disposition of property and equipment.........      26,132                  8,170                      896
   Net proceeds in connection with the C&S Purchase Agreement..     103,728                     --                       --
   Net proceeds from disposition of freestanding drug stores...          --                     --                   59,876
   Net proceeds from sale of real estate.......................          --                     --                    3,371
   Net proceeds from disposal of home centers segment..........          --                     --                    4,706
                                                                    ----------            ----------             -------------

         Cash provided by (used for) investing activities......      95,538                (46,793)                    (695)
                                                                    ----------            ----------             -------------

Financing Activities
   Borrowings under Term Loan in connection with new Credit         300,000                     --                       --
   Agreement...................................................
   Repayments of term loans....................................    (279,877)               (44,828)                 (60,295)
   Increase (decrease) in working capital facilities borrowings     (73,500)                27,500                  (17,000)
   Decrease in book overdrafts.................................     (14,755)                (2,635)                  (1,262)
   Increase in other borrowings................................       1,956                  2,052                      895
   Repayment of other long-term borrowings.....................      (6,136)                (8,085)                  (5,208)
   Reduction in lease obligations..............................     (21,337)               (20,032)                 (18,221)
   Premiums incurred in early extinguishment of debt...........        (132)                  (352)                      --
   Deferred financing fees.....................................      (8,044)                (3,597)                    (374)
   Proceeds from lease financing...............................          --                 21,405                       --
   Dividend to PTK Holdings, Inc...............................          --                     --                  (26,506)
                                                                    ----------            ----------             -------------

         Cash used for financing activities....................    (101,825)               (28,572)                (127,971)
                                                                    ----------            ----------             -------------

Increase (decrease) in cash and cash equivalents...............      50,196                 (1,768)                 (10,364)
Cash and cash equivalents at beginning of period...............       9,880                 11,648                   22,012
                                                                    ----------            ----------             -------------

Cash and cash equivalents at end of period.....................    $ 60,076               $  9,880                 $ 11,648
                                                                    ----------            ----------             -------------
                                                                    ----------            ----------             -------------

              See notes to consolidated financial statements.
                                       24

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continiued)


Note 1-Business

    Organization and Basis of Presentation:

      Pathmark Stores, Inc. (the "Company") operated 135 supermarkets as of January 31, 1998, primarily in the New York-New Jersey and Philadelphia metropolitan areas and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings").

      Holdings was formed by Merrill Lynch Capital Partners, Inc., a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."), to effect the acquisition (the "Acquisition") of the Company. On June 15, 1987, Holdings completed the first step in the Acquisition when it acquired 32.8 million shares (approximately 85%) of the Company's common stock through a tender offer. The remaining outstanding common stock of the Company was acquired by Holdings on October 5, 1987 pursuant to a Merger Agreement dated April 22, 1987, as amended. The Acquisition of the Company by Holdings was accounted for as a purchase and, accordingly, Holdings recorded the assets and liabilities of the Company at their fair values at the date of the Acquisition. The accompanying consolidated financial statements of the Company reflect Holdings' basis. The tax basis for the assets and liabilities acquired was retained.

      During Fiscal 1993, the Board of Directors of Holdings authorized management of the Company and Holdings to proceed with a recapitalization plan (the "Recapitalization"), which included a refinancing of Holdings' debt and the distribution to Holdings of certain of the Company's assets and liabilities. In conjunction with the Recapitalization, the assets, liabilities and related operations of the Company's home centers segment, as well as certain assets and liabilities of the warehouse, distribution and processing facilities which service the Company's supermarkets and drug stores, and certain inventories and real property were contributed to Plainbridge, Inc. ("Plainbridge"), a then newly formed wholly owned subsidiary of the Company and the shares of Plainbridge were then distributed to PTK, a then newly formed wholly owned subsidiary of Holdings (the "Plainbridge Spin-Off"). Following the Plainbridge Spin-Off, PTK held 100% of the capital stock of both Plainbridge and the Company. On May 3, 1993, the Company contributed total assets of $1.7 million and total liabilities of $1.8 million, which represented the Chefmark deli food preparation operations and the related warehouse and a leased banana ripening warehouse to Chefmark, Inc. ("Chefmark"), a then newly formed Delaware corporation, and distributed the shares of Chefmark to Holdings.

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

    Management's Plan:
      The consolidated financial statements of the Company indicated that, at January 31, 1998, current liabilities exceeded current assets by $109.3 million and the stockholder's deficiency was $1.08 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under its working capital facility (the "Working Capital Facility") and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 1-Business-(Continued)

      On June 30, 1997, the Company entered into a new $500 million bank credit agreement (the "Credit Agreement") with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million term loan (the "Term Loan") and a $200 million Working Capital Facility. The Company repaid in full the former term loan and former working capital facility with the borrowings obtained under the Credit Agreement (see Note 9).

Note 2-Summary of Significant Accounting Policies

    Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated in consolidation.

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

      The accompanying consolidated balance sheets include reserves for self insured claims relating to customer, employee and vehicle accidents and covered employee medical benefits. The liabilities for customer and employee accident claims are recorded at present value, due to the long-term payout of these claims (see Note 8). While the Company believes that the amounts provided are adequate to cover its self-insured liabilities, it is reasonably possible that the final resolution of these claims may differ from the amounts provided.

    Fiscal Year:

      The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal 1995 consists of 53 weeks.

    Statements of Cash Flows:

      All investments and marketable securities with a maturity of three month or less are considered to be cash equivalents. The Company had $52.0 million of cash equivalent investments as of January 31, 1998 and had no cash equivalent investments as of February 1, 1997.

    Merchandise Inventories:

      Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis.

    Rental Video Tapes:
      Video tapes purchased for rental purposes are capitalized and amortized over their estimated useful lives. The amortization of video tapes, included in cost of goods sold, approximated $3.4 million, $3.1 million and $2.8 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 2-Summary of Significant Accounting Policies-(Continued)
    Software:

      Externally purchased software is capitalized and amortized over a three year period. The amortization of capitalized software included in selling, general and administrative expenses approximated $0.5 million, $0.4 million and $0.1 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Internally developed software, including software developed by IBM (see Note
22), is expensed as incurred.

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

    Long-Lived Assets:
      Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the measurement of the impairment of long-lived assets, certain intangibles and goodwill related to those assets. SFAS No. 121 requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets, which are being used in the Company's operations, are assessed for recoverability based upon groups of assets and the related cash flow generated by such assets. Assets held for sale are reviewed for impairment based upon the estimated net realizable value of such assets. The adoption of SFAS No. 121, on February 4, 1996, had no effect on the Company's financial condition or results of operations.

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

    Advertising Costs:
      Advertising costs, net of vendor reimbursements, are expensed as incurred and were $18.9 million, $23.7 million and $30.6 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 2-Summary of Significant Accounting Policies-(Continued)
    Store Preopening and Closing Costs:

      Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value when management makes a decision to close a store (see Note 8).

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

    Reclassifications:

      Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1997 presentation.

    New Accounting Standards Not Yet Adopted:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is not expected to have an effect on the Company's financial statements currently being presented because the Company, at this time, has no items of comprehensive income other than net income.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative disclosures relating to a company's operating statements. SFAS No. 131, which the Company is evaluating, will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's segments.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS No. 132 in Fiscal 1998 and believes it will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's pensions and other postretirement benefits.

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 3-Supply and Distribution Agreements

    On January 29, 1998, the Company sold its Woodbridge, New Jersey distribution center and office complex and its leasehold interests in its two distribution centers and its banana ripening facility in North Brunswick, New Jersey, Dayton, New Jersey and Avenel, New Jersey, respectively (all of the foregoing buildings are hereinafter referred to as, collectively the "Facilities"), to C&S Wholesale Grocers, Inc. ("C&S"), including the fixtures, equipment and inventory in each of those Facilities, for $104.4 million (the "C&S Purchase Agreement"). The Company used $32.5 million of the net proceeds to pay down a portion of the Term Loan. A portion of the net proceeds were used to pay down the Working Capital Facility at the end of Fiscal 1997. The remainder of the proceeds were invested in marketable securities and subsequent to year end were utilized to pay down accounts payable related to the inventory sold in connection with the C&S Purchase Agreement and other liabilities. Simultaneously, the Company and C&S entered into a 15 year supply agreement (the "Supply Agreement") pursuant to which C&S will supply substantially all of the Company's grocery, frozen and perishable merchandise requirements, formerly owned and warehoused by the Company. As a result of these agreements, the Company recorded deferred income of $60.8 million. Such deferred income consists of (i) $25.0 million received by the Company for future trade discounts and rebates, which will be amortized to operations by the Company as it is earned, and (ii) $35.8 million in net proceeds received in excess of the fair value of the assets sold; such excess has been deferred and will be amortized to operations over the life of the Supply Agreement. In addition, current year results include a $0.8 million gain on a LIFO liquidation related to the sale of such inventory.

    In addition, the Company outsourced its trucking operations to a third party trucking company, pursuant to a ten year trucking services agreement effective October 5, 1997, in which the trucking company will deliver merchandise to all of the Company's stores.

Note 4-Accounts Receivable

    Accounts receivable are comprised of the following (dollars in thousands):

                                                            January 31,      February 1,
                                                               1998              1997
                                                              ---------        ---------

Prescription plans.....................................      $   10,074       $   10,397
Other..................................................           2,048            3,366
                                                              ---------        ---------

Accounts receivable....................................          12,122           13,763
Less: allowance for doubtful accounts(a)...............           1,194            1,271
                                                              ---------        ---------

Accounts receivable, net...............................      $   10,928       $   12,492
                                                              ---------        ---------
                                                              ---------        ---------

   ---------

(a) Fiscal 1997 includes a credit of $0.2 million and a recovery of $0.1 million. Fiscal 1996 includes a provision of $0.1 million and a recovery of $0.3 million.

Note 5--Merchandise Inventories
    Merchandise inventories are comprised of the following (dollars in thousands):


                                                        January 31,           February 1,
                                                           1998                   1997
                                                       ---------            -------------

Merchandise inventories at FIFO cost..............    $  184,862             $  258,417
Less: LIFO reserve................................        36,087                 41,486
                                                       ---------            -------------

Merchandise inventories at LIFO cost..............    $  148,775             $  216,931
                                                       ---------            -------------
                                                       ---------            -------------

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



Note 5-Merchandise Inventories-(Continued)

    The decrease in the merchandise inventories and the LIFO reserve was primarily due to the sale of the Company's warehouse inventory related to its grocery, frozen and perishable merchandise (see Note 3). In addition, the Company sold its warehouse pharmaceutical inventory to a pharmacecutical wholesaler. For Fiscal 1997, the liquidation of LIFO layers resulted in a $2.8 million gain related to such inventory. Liquidation of LIFO layers in Fiscal 1996 and Fiscal 1995 did not have a significant effect on the results of operations.

Note 6-Property and Equipment

    Property and equipment are comprised of the following (dollars in thousands):


                                                            January 31,            February 1,
                                                               1998                   1997
                                                           ---------            --------------

Land................................................      $   54,065             $   61,258
Buildings and building improvements.................         169,490                201,364
Fixtures and equipment..............................         176,443                202,952
Leasehold costs and improvements....................         279,386                293,626
Transportation equipment............................          19,820                 19,706
                                                           ---------            --------------

Property and equipment, owned.......................         699,204                778,906
Property and equipment under capital leases.........         213,094                206,819
                                                           ---------            --------------

Property and equipment, at cost.....................         912,298                985,725
Less: accumulated depreciation and amortization.....         382,756                382,148
                                                           ---------            --------------

Property and equipment, net.........................      $  529,542             $  603,577
                                                           ---------            --------------
                                                           ---------            --------------


    The decrease in the owned property and equipment was primarily due to the sale of the distribution facilities (see Note 3). During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $5.4 million to write down fixed assets held for sale, principally in its southern region, to their estimated net realizable values. This charge is included in depreciation and amortization expense in the accompanying consolidated statement of operations for Fiscal 1996.

Note 7--Deferred Financing Costs, Net

    Deferred financing costs are comprised of the following (dollars in thousands):


                                              January 31,      February 1,
                                                 1998              1997
                                                ---------        ---------

Deferred financing costs................       $   28,599       $   51,378
Less: accumulated amortization..........           10,052           22,635
                                                ---------        ---------

Deferred financing costs, net...........       $   18,547       $   28,743
                                                ---------        ---------
                                                ---------        ---------


    In connection with the Credit Agreement, the Company incurred deferred financing costs of $8.0 million. Also, in connection therewith, the Company wrote off, as part of the extraordinary items, $12.8 million of net deferred financing costs associated with debt which was extinguished (see Note 17).

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 8-Other Noncurrent Liabilities

    Other noncurrent liabilities are comprised of the following (dollars in thousands):




                                                                 January 31,      February 1,
                                                                    1998              1997
                                                                   ---------        ---------

Deferred income related to the C&S transaction (see Note 3)....   $   60,837       $       --
Self-insured liabilities.......................................       58,567           62,485
Pension and deferred compensation..............................       20,296           20,227
Other postretirement and postemployment benefits...............       39,942           41,399
Closed stores..................................................       13,798           20,117
Lease commitments..............................................        6,810            7,107
Other..........................................................       43,761           45,891
                                                                   ---------        ---------

Other noncurrent liabilities...................................   $  244,011       $  197,226
                                                                   ---------        ---------
                                                                   ---------        ---------


    Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents and closed store liabilities, are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

Note 9--Long-Term Debt
    Long-term debt is comprised of the following (dollars in thousands):


                                                                                  January 31,            February 1,
                                                                                      1998                  1997
                                                                                ------------          ---------

Term loans...................................................................  $    263,250          $    243,127
Working capital facilities...................................................            --                73,500
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes")......       438,134               437,780
11.625% Subordinated Notes due 2002 ("Subordinated Notes")...................       199,017               199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures").........        95,750                95,750
10.75% Deferred Coupon Notes due 2003 ("Deferred Coupon Notes")..............       187,068               168,559
Debt payable to Holdings.....................................................           983                   983
Industrial revenue bonds.....................................................         6,375                 6,375
Other debt (primarily mortgages).............................................        30,799                34,979
                                                                                ------------          ---------

Total debt...................................................................     1,221,376             1,260,070
Less: current maturities.....................................................        43,478                74,431
                                                                                ------------          ---------

Long-term portion............................................................  $  1,177,898          $  1,185,639
                                                                                ------------          ---------
                                                                                ------------          ---------



    Scheduled Maturities of Debt:
      Long-term debt principal payments are as follows (dollars in thousands):



                                 Principal
        Fiscal Years              Payments
        ------------              --------

1998................         $     43,478
1999................               14,858
2000................               78,238
2001................              263,849
2002................              195,750
2003................              625,203
                                -----------

                               $  1,221,376
                                -----------
                                -----------


                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 9-Long-Term Debt-(Continued)

    Bank Credit Agreement:

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

      At January 31, 1998, the Company was in compliance with all of its debt covenants. Based upon projected results for the upcoming fiscal year, the Company believes it will be in compliance with its debt covenants which include financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on liens; (iii) restriction on mergers; (iv) restriction on investments, loans, advances, guarantees and acquisitions; (v) restriction on assets sales and sale/leaseback transactions; (vi) restriction on certain payments of indebtedness and incurrence of certain agreements and (vii) restriction on transactions with affiliates.

      The Company believes it has sufficient unused borrowing capacity under the Working Capital Facility, which can be utilized for unforeseen or for seasonal cash requirements. At January 31, 1998, the Company had $92.8 million in outstanding letters of credit and $107.2 million in unused borrowing capacity under its Working Capital Facility.

    Senior Subordinated Notes:

      The Senior Subordinated Notes accrete to a maturity value of $440.0 million in Fiscal 2003. These notes pay cash interest on a semiannual basis and have no sinking fund requirements.

    Subordinated Notes:

      The Subordinated Notes mature in Fiscal 2002 and pay cash interest on a semiannual basis. These notes contain a sinking fund provision that requires the Company to deposit $49.8 million (25% of the original aggregate principal amount) with the trustee of the Subordinated Notes on June 15 in each of Fiscal 2000 and Fiscal 2001 for the redemption of the Subordinated Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date and providing for the redemption of 50% of the original aggregate principal amount of such notes prior to maturity.

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



Note 9-Long-Term Debt-(Continued)

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

    Industrial Revenue Bonds:

      Interest rates for the industrial revenue bonds range from 10.5% to 10.9%. The industrial revenue bonds are payable in Fiscal 2003.

    Other Debt:

      Other debt includes mortgage notes, which are secured by property and equipment, having a net book value of $51.7 million at January 31, 1998 and $54.5 million at February 1, 1997. These borrowings, whose interest rates averaged 10.5%, are payable in installments ending in Fiscal 2000, including a scheduled payment of $27.4 million in Fiscal 1998.

Note 10-Fair Value of Financial Instruments

    The carrying amount and fair values of the Company's financial instruments are as follows (dollars in thousands):


                                                        January 31, 1998                    February 1, 1997
                                                   ----------------------------       -----------------------------
                                                    Carrying            Fair           Carrying            Fair
                                                     Amount            Value            Amount            Value
                                                -----------           ----------     ---------         -----------

Term loans.................................   $    263,250          $    263,250    $    243,127      $    243,127
Working capital facilities.................             --                    --          73,500            73,500
Senior Subordinated Notes..................        438,134               421,344         437,780           415,015
Subordinated Notes.........................        199,017               181,782         199,017           202,340
Subordinated Debentures....................         95,750                88,846          95,750            96,353
Deferred Coupon Notes......................        187,068               133,596         168,559           142,471
Debt payable to Holdings...................            983                   898             983               999
Industrial revenue bonds...................          6,375                 6,375           6,375             6,375
Other debt (primarily mortgages)...........         30,799                30,799          34,979            34,979
                                                 -----------           ----------     ----------       -----------

     Total debt............................   $  1,221,376          $  1,126,890    $  1,260,070      $  1,215,159
                                                 -----------           ----------     ----------       -----------
                                                 -----------           ----------     ----------       -----------



    The fair value of the term loans and working capital facilities at January 31, 1998 and February 1, 1997 approximated their carrying value due to their floating interest rates. The fair value of the notes and debentures are based on the quoted market prices at January 31, 1998 and February 1, 1997 since such instruments are publicly traded. The Company has evaluated its other debt (primarily mortgages) and industrial revenue bonds and believes, that based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of January 31, 1998 and February 1, 1997, the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values due to the short-term maturities of these instruments.

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 11-Interest Expense
    Interest expense is comprised of the following (dollars in thousands):



                                                                                       Fiscal Years
                                                                       ---------------------------------------------
                                                                          1997            1996         1995
                                                                          ----            ----         ----

Term loans......................................................      $   22,884    $   22,616      $   29,067
Working capital facilities......................................           4,969         5,444           5,601
Senior Subordinated Notes
   Amortization of original issue discount......................             354           354             354
   Currently payable............................................          42,350        42,350          42,350
Subordinated Notes..............................................          23,151        23,136          23,136
Subordinated Debentures.........................................          12,088        12,088          12,088
Deferred Coupon Notes, accruable but not payable................          18,509        16,678          15,028
Debt payable to Holdings........................................             114           114             114
Amortization of debt issuance costs.............................           5,542         7,426           7,140
Lease obligations...............................................          22,091        19,364          16,646
Mortgages payable...............................................           3,462         3,736           4,210
Other, net......................................................           8,654         8,163           9,015
                                                                       ---------     --------        ---------

Interest expense................................................      $  164,168    $  161,469      $  164,749
                                                                       ---------     --------        ---------
                                                                       ---------     --------        ---------


     The Company made cash interest payments of $142.0 million, $135.5 million and $142.7 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

Note 12-Leases
    At January 31, 1998, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):

                                                                      Capital              Operating
Fiscal Years                                                           Leases               Leases
------------                                                           ------               ------
1998............................................................... $   43,337          $   28,865
1999...............................................................     37,948              29,116
2000...............................................................     35,391              29,164
2001...............................................................     26,165              27,489
2002...............................................................     22,312              26,131
Later years........................................................    249,473             297,742
                                                                      ----------          ----------

Total minimum lease payments(a)....................................    414,626          $  438,507
                                                                                          ----------
                                                                                          ----------

Less: executory costs (such as taxes, maintenance and insurance)...      2,440
                                                                      ----------

Net minimum lease payments.........................................    412,186
Less: amounts representing interest................................    217,576
                                                                      ----------

Present value of net minimum lease payments (including current installments of $24,337)........................................ $  194,610
                                                                      ----------
                                                                      ----------

   -------
(a) Net of sublease income of $0.8 million and $74.4 million for capital and operating leases, respectively.

    During Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company incurred capital lease obligations of $23.6 million, $39.2 million and $41.1 million, respectively, in connection with property and equipment lease agreements. These capital lease amounts are noncash and, accordingly, have been excluded from the consolidated statements of cash flows.

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (Continued)




Note 12--Leases--(Continued)

    During the third quarter of Fiscal 1996, the Company sold three of its supermarket properties for $19.3 million, net of fees of $1.4 million and income taxes of $0.7 million, and simultaneously leased back such properties. The net proceeds were used to paydown debt, primarily the former working capital facility. Due to the Company's continuing involvement in such properties, no gain has been recorded and the transaction has been accounted for as a financing, with the associated liability of $21.0 million and $21.1 million included in lease obligations in the consolidated balance sheet at January 31, 1998 and February 1, 1997, respectively.

    Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (dollars in thousands):

                                                       Fiscal Years
                                        -------------------------------------------
                                             1997             1996           1995
                                             ----             ----           ----


Minimum rentals........................ $  44,396          $  42,481      $  42,576
Less: rentals from subleases...........    (8,131)            (9,691)       (10,917)
                                         ---------           ---------      -------
Rent expense........................... $  36,265          $  32,790      $  31,659
                                         ---------           ---------      -------
                                         ---------           ---------      -------


Note 13--Related Party Transactions

    The Company is a party to an agreement pursuant to which the Company provides certain administrative services to Chefmark. Such services include, among other things, legal, human resources, data processing, insurance, accounting, tax, treasury and property management services. The agreement has an initial term of seven years, which expires in Fiscal 2000, with renewal options. The cost of the services charged to Chefmark under this agreement was approximately $1.4 million in each of Fiscal 1997, Fiscal 1996 and Fiscal 1995.

    During Fiscal 1996, in conjunction with the hiring of a Chief Executive Officer (the "CEO"), SMG-II granted the CEO an equity package (the "Equity Strip") independently valued at $3.4 million and consisting of restricted shares of SMG-II Preferred Stock and restricted shares and options of SMG-II Common Stock. The Company recorded the Equity Strip as deferred compensation by the means of a capital contribution from SMG-II (see Note 21).

    In addition, the Company retained John W. Boyle, a Director of the Company, to act as its interim Chairman & Chief Executive Officer for the period of March 20, 1996 through October 7, 1996 (the "Transition Period"). Under the terms of the consulting arrangement between the Company and Mr. Boyle, the Company paid Mr. Boyle a consulting fee of $41,667 per month ($288,980 in the aggregate) plus living and travel expenses during the Transition Period. In addition, Mr. Boyle received a completion bonus of $100,000 when the CEO commenced employment with the Company.

    During Fiscal 1995, the Company paid ML&Co. fees of approximately $0.6 million related to the sale of the freestanding drug stores.

    In March 1990, Jerry G. Rubenstein, a Director of the Company, borrowed from Holdings $100,000 in order to help finance his purchase of Holdings' Class A Common Stock. Subsequently, such shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to Holdings is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue for such Recourse Note. Under the terms of

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 13--Related Party Transactions--(Continued)

the agreement pursuant to which the shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1998, Mr. Rubenstein remained indebted to Holdings in the amount of $100,000.

Note 14--Retirement and Benefit Plans

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

    The Company also maintains an unfunded supplemental retirement plan for participants in the SGC Pension Plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law. Additionally, the Company has entered into individual retirement agreements with certain current and retired executives providing for unfunded supplemental pension benefits upon their retirement after attainment of age 60.

    The following table sets forth the funded status of the pension plans and the amounts recognized in the Company's financial statements (dollars in thousands):


                                                 January 31, 1998                                     February 1, 1997
                                           ---------------------------------             ----------------------------------
                                              Assets             Accumulated                Assets                  Accumulated
                                              Exceed               Benefits                 Exceed                   Benefits
                                            Accumulated              Exceed               Accumulated                  Exceed
                                             Benefits               Assets                 Benefits                   Assets
                                           ------------           ------------            ------------              ------------

Actuarial present value of accumulated
   benefit obligation:
   Vested...............................   $   (100,353)          $    (20,573)             $    (84,092)        $    (20,922)
   Unvested.............................         (1,982)                    --                    (5,988)                (215)
                                            ------------           ------------             -------------           ----------

   Total                                       (102,335)               (20,573)                  (90,080)             (21,137)
Plan assets at fair value...............        213,771                     --                   171,270                  447
                                            ------------           ------------             -------------           ----------

Plan assets higher (lower) than
  accumulated benefit obligation........   $    111,436           $    (20,573)             $     81,190         $    (20,690)
                                            ------------           ------------             -------------           ----------
                                            ------------           ------------             -------------           ----------

Actuarial present value of projected
  benefit obligation....................   $   (124,303)          $    (22,461)             $   (114,776)        $    (23,200)
Plan assets at fair value...............        213,771                     --                   171,270                  447
                                            ------------           ------------             -------------           ----------

Plan assets higher (lower) than
  projected benefit obligation..........         89,468                (22,461)                   56,494              (22,753)
Unrecognized net gain from past
experience
  different from that assumed and               (72,162)                  (274)                  (43,296)                 (90)
effects of
  changes in assumptions................
Unrecognized prior service cost.........            (13)                   702                     1,111                  955
                                            ------------           ------------             -------------           ----------

Prepaid (accrued) pension cost..........   $     17,293           $    (22,033)             $     14,309         $    (21,888)
                                            ------------           ------------             -------------           ----------
                                            ------------           ------------             -------------           ----------



    Assets of the Company's pension plans are invested in marketable securities comprised primarily of equities of domestic corporations, U.S. Government instruments and money market investments.

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 14--Retirement and Benefit Plans--(Continued)


    The following table provides the assumptions used in determining the actuarial present value of the projected benefit obligation at January 31, 1998 and February 1, 1997:




                                                       January 31,         February 1,
                                                          1998                1997
                                                        ----------         ----------

Weighted average discount rate.......................     7.0%               7.5%
Rate of increase in future compensation levels.......     4.0                4.5
Expected long-term rate of return on plan assets.....     9.5                9.5


    The change in the weighted average discount rate, which is used in determining the actuarial present value of the projected benefit obligation, will not have a material impact on the Company's net pension cost in Fiscal 1998.

    The net periodic pension cost (income) is comprised of the following components (dollars in thousands):

                                                                                     Fiscal Years
                                                                   -------------------------------------------------
                                                                       1997                  1996            1995
                                                                       ----                  ----            ----

Service cost of benefits earned during the year..............     $   3,208             $   3,771       $   3,402
Interest cost on projected benefit obligation................         9,847                10,182           9,533
Actual return on plans' assets...............................       (49,357)              (28,109)        (40,531)
Net amortization and deferral................................        35,105                15,988          27,747
                                                                    --------             --------       ----------

Net periodic pension (income) cost...........................     $  (1,197)            $   1,832       $     151
                                                                    --------             --------       ----------
                                                                    --------             --------       ----------


    The Company also contributes to many multi-employer plans which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $19.0 million, $18.7 million and $17.7 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

    The Company sponsors a savings plan for eligible non-union associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contributions to the savings plan were $3.0 million, $3.6 million and $3.7 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

Note 15--Other Postretirement and Postemployment Benefits

    The Company provides its associates other postretirement benefits, principally health care and life insurance benefits. The accumulated postretirement benefit obligation was determined utilizing an assumed discount rate of 7.0% at January 31, 1998 and 7.5% at February 1, 1997 and by applying the provisions of the Company's medical plans, the established maximums and sharing of costs, the relevant actuarial assumptions and the health-care cost trend rates, which are projected at 6.25% and grade down to 4.0% in Fiscal 2002. The effect of a 1% increase in the assumed cost trend rate would change the accumulated postretirement benefit obligation by approximately $1.2 million as of January 31, 1998 and would increase the net periodic postretirement benefit income by $0.1 million for Fiscal 1997.

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 15--Other Postretirement and Postemployment Benefits--(Continued)

    The net postretirement benefit cost (income) is comprised of the following components (dollars in thousands):



                                                                                      Fiscal Years
                                                                     -----------------------------------------------
                                                                      1997               1996               1995
                                                                      ----               ----               ----
Service cost of benefits earned during the year...............      $    399           $    545           $    613
Interest cost on accumulated postretirement benefit
   obligation.................................................         1,139              1,640              2,267
Net amortization and deferral.................................        (1,866)              (931)              (460)
Curtailment gain..............................................            --             (2,000)                --
                                                                     --------           --------           --------
Net postretirement benefit cost (income)......................      $   (328)          $   (746)          $  2,420
                                                                     --------           --------           --------
                                                                     --------           --------           --------


    During the second quarter of Fiscal 1996, the Company eliminated postretirement medical coverage for active non-union associates who retire after December 31, 1997. This change resulted in a pretax curtailment gain of $2.0 million.

     The following table provides information on the status of the postretirement plans (dollars in thousands):

                                                                                     January 31,         February 1,
                                                                                        1998                1997
                                                                                     -----------         -----------

Accumulated postretirement benefit obligation:
    Retirees....................................................................      $   7,231          $   9,678
    Other active plan participants..............................................         10,077             10,180
                                                                                       ---------           ---------

    Total.......................................................................         17,308             19,858

Unrecognized prior service cost.................................................          5,748              7,026
Unrecognized net gain from past experience different from that
   assumed and effects of changes in assumptions................................          8,690              6,798
                                                                                       ---------           ---------
Accrued postretirement cost.....................................................      $  31,746          $  33,682
                                                                                       ---------           ---------
                                                                                       ---------           ---------


    The decrease in the accumulated postretirement benefit obligation and the unrecognized prior service cost was due to actual benefit payments made and amortization gains recognized from the elimination of postretirement medical coverage for active non-union associates in Fiscal 1996.

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

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 15--Other Postretirement and Postemployment Benefits--(Continued)

    The accumulated postemployment benefit obligation as of January 31, 1998 and February 1, 1997 was $8.9 million and $8.5 million, respectively. The net postemployment benefit cost consisted of the following components (dollars in thousands):


                                                                                       Fiscal Years
                                                                        -------------------------------------------
                                                                         1997              1996             1995
                                                                         ----              ----             ----
Service cost of benefits earned during the year.................      $   1,412         $   1,314        $     997
Interest cost on accumulated postemployment obligation..........            409               316              296
                                                                        -------          --------          -------
Net postemployment benefit cost.................................      $   1,821         $   1,630        $   1,293
                                                                        -------          --------          -------
                                                                        -------          --------          -------


Note 16--Income Taxes

    The income tax benefit (provision) is comprised of the following (dollars in thousands):


                                                                                 Fiscal Years
                                                              ----------------------------------------------------
                                                                1997                 1996                  1995
                                                                ----                 ----                  ----
Current
    Federal..........................................      $  (4,629)           $   1,084             $  (1,669)
    State............................................         (2,719)                 769                 2,172
Deferred
    Federal..........................................         18,755                9,626                (9,233)
    State............................................          7,198                2,932                (6,254)
    Change in valuation allowance....................         (1,900)                  --                 9,070
                                                           ----------          ----------             ---------

Income tax benefit (provision).......................      $  16,705            $  14,411             $  (5,914)
                                                           ----------          ----------             ---------
                                                           ----------          ----------             ---------



    The effective tax rate for the income tax benefit (provision) differs from the federal statutory tax rate as follows:


                                                                                      Fiscal Years
                                                                         ----------------------------------------
                                                                        1997             1996              1995
                                                                        ----             ----              ----
Federal statutory tax rate.....................................         35.0%             35.0%           (35.0)%
State income taxes.............................................          6.5               7.0             (6.9)
Change in valuation allowance..................................         (4.2)               --             23.5
Tax credits....................................................           --                --              1.5
Other..........................................................         (0.1)             (0.1)             1.6
                                                                        ------            ------           ------
Effective tax rate.............................................         37.2%             41.9%           (15.3)%
                                                                        ------            ------           ------
                                                                        ------            ------           ------


                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 16--Income Taxes--(Continued)

     Deferred income tax assets and liabilities consist of the following (dollars in thousands):


                                                January 31, 1998                         February 1, 1997
                                        ----------------------------------         ------------------------------
                                             Assets              Liabilities             Assets            Liabilities
Depreciation and amortization..........     $       --           $   50,216             $       --          $   65,449
Merchandise inventory and gross profit.             --               11,840                     --              20,449
Prepaid expenses.......................             --                6,108                     --               6,969
Self-insured liabilities...............         36,230                   --                 38,906                  --
Benefit plans..........................          6,248                   --                 10,011                  --
Lease capitalization...................         19,290                   --                 17,927                  --
Alternative minimum taxes..............          8,752                   --                  8,316                  --
General business credits...............          9,019                   --                  9,019                  --
Net operating loss carryforwards.......          9,223                   --                  9,631                  --
Other postretirement and
  postemployment benefits..............         17,306                   --                 17,791                  --
Deferred income........................         26,909                   --                     --                  --
Closed stores reserves and accrued
  expenses.............................         15,402                   --                 18,281                  --
Capital loss carryforward..............         29,732                   --                 45,850                  --
Other..................................            683                8,870                    721               7,779
                                              ----------          ----------              --------            --------
Subtotal...............................        178,794               77,034                176,453             100,646
Less: valuation allowance..............         47,750                   --                 45,850                  --
                                              ----------          ----------              --------            --------
Total..................................     $  131,044           $   77,034             $  130,603           $  100,646
                                              ----------          ----------              --------            --------
                                              ----------          ----------              --------            --------


    The balance sheet classification of the deferred income tax assets and liabilities is as follows (dollars in thousands):



                                                   January 31, 1998                        February 1, 1997
                                            -------------------------------           ---------------------------
                                          Current            Noncurrent            Current            Noncurrent
Assets................................     $   37,695          $  141,099         $   36,884          $  139,569
Liabilities...........................        (17,685)            (59,349)           (29,773)            (70,873)
                                            -----------         -----------         ----------         -----------
`
Subtotal..............................         20,010              81,750              7,111              68,696
Less: valuation allowance.............         (9,389)            (38,361)                --             (45,850)
                                            -----------         -----------         ----------         -----------
`
Total.................................     $   10,621          $   43,389         $    7,111          $   22,846
                                            -----------         -----------         ----------         -----------
                                            -----------         -----------         ----------         -----------
`

    The Company's net deferred income tax assets were $54.0 million and $30.0 million, net of a valuation allowance of $47.8 million and $45.9 million at January 31, 1998 and February 1, 1997, respectively. The Company believes that it is more likely than not that the net deferred tax assets will be realized through the implementation of tax strategies which could generate taxable income.

    During Fiscal 1997, the net increase in the valuation allowance was $1.9 million. This change reflects an increase in the valuation allowance related to those deferred tax assets which the Company has concluded are not likely to be realized, partially offset by a decrease in the valuation allowance related to the utilization of the Company's capital loss carryforwards due to generation of capital gains from the C&S transaction.

    The Company will continue to assess the recoverability of its deferred income tax assets and further adjustments to the valuation allowance may be necessary based on the evidence available at that time.

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 16--Income Taxes--(Continued)

    During Fiscal 1995, in conjunction with the Company's evaluation of its deferred income tax assets, the Company reversed the valuation allowance related to its net deferred income tax assets. Such reversal of the valuation allowance totaled $9.1 million and has been included as a component of the Fiscal 1995 income tax provision.

    In Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company made income tax payments of $4.8 million, $4.6 million and $21.9 million, respectively, and received income tax refunds of $4.3 million, $5.5 million and $10.3 million, respectively.

Note 17--Extraordinary Items

    The extraordinary items, representing losses on early extinguishment of debt, consist of the following (dollars in thousands):

                                                                                          Fiscal Years
                                                                            -----------------------------------
                                                                                   1997                  1996
                                                                                   ----                  ----
Loss before income taxes..................................................     $ (12,944)           $  (1,490)
Income tax benefit........................................................         5,456                  613
                                                                                -------------         -------------
Extraordinary items, net of a tax benefit.................................     $  (7,488)           $    (877)
                                                                                -------------         -------------
                                                                                -------------         -------------


    During the second quarter of Fiscal 1997, in connection with the Credit Agreement, the Company wrote off deferred financing fees of $12.8 million related to the former bank credit agreement, resulting in a net loss on early extinguishment of debt of $7.4 million, net of an income tax benefit of $5.4 million. In addition, during the second quarter of Fiscal 1997, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $2.9 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.1 million, net of an income tax benefit of $0.1 million.

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

Note 18--Restructuring Charge

    During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $9.1 million for reorganization and restructuring costs related to its administrative operations. The restructuring charge included $4.2 million for the costs of a voluntary early retirement program, which was accepted by 142 employees, and $1.2 million for severance and termination benefits for 80 employees. The remaining charge of $3.7 million primarily relates to consulting fees incurred in connection with the restructuring and exit costs for facility consolidation.

    As of January 31, 1998, $7.7 million have been expended, of which $4.2 million related to the early retirement program and severance benefits and $3.5 million related to consulting costs and the facility consolidation. The Company estimates it will expend $0.2 million in Fiscal 1998. The remaining balance of $1.2 million relates to early retirement benefits which will be expended over time; such balance is included in the respective pension and postretirement liability accounts.

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 19--Lease Commitment Charge

    During the fourth quarter of Fiscal 1996, the Company decided to divest a group of its southern region stores, certain of which have experienced unprofitable operating results. The Company concluded that the operating losses being experienced by these stores were other than temporary and that the projected operating results of such stores would not be sufficient to recover their long-lived assets and their contractual lease commitments. Further, the Company believes that these lease costs will not be significantly recoverable through any future sublease. Therefore, the Company recorded a $8.8 million pretax charge related to these unfavorable lease commitments, in addition to writing down the long-lived assets of these stores (see Note 6).

    During Fiscal 1997, the Company sold four and closed seven stores that it announced for divestiture at the end of Fiscal 1996. The results of operations for these 11 stores were as follows (dollars in thousands):



                                                                                   Fiscal Years
                                                               -----------------------------------------------------
                                                                 1997                 1996                1995
                                                                 ----                 ----                ----
Sales...................................................     $   42,877           $  152,599          $  160,133
                                                               -----------          -----------          ----------
                                                               -----------          -----------          ----------
Operating loss..........................................     $   10,590           $   10,663          $    8,364
                                                               -----------          -----------          ----------
                                                               -----------          -----------          ----------


Note 20--Disposition of Freestanding Drug Stores

    During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores and, on July 28, 1995, completed the sale of 30 of its freestanding drug stores, including merchandise inventory, to Rite Aid Corporation for $59.9 million. The Company used $25.0 million of the proceeds to repay a portion of its existing Term Loan and paid a dividend of $21.8 million to PTK. The Company paid $13.1 million to Holdings in accordance with the tax sharing agreement, representing income taxes currently due related to the gain on the sale.

    In Fiscal 1995, the Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Five of the remaining six freestanding drug stores closed during Fiscal 1995 and the sixth store closed during the second quarter of Fiscal 1996.

    The following summarizes the activity related to the exit costs (dollars in thousands):

                                                                                                  Amount
Balance, January 28, 1995..............................................................       $       --
   To record estimated exit costs......................................................           18,955
   Activity............................................................................             (804)
                                                                                              -------------

Balance, February 3, 1996..............................................................           18,151
   Activity............................................................................           (2,306)
                                                                                              -------------

Balance, February 1, 1997..............................................................           15,845
   Activity............................................................................           (3,007)
                                                                                              -------------

Balance, January 31, 1998..............................................................       $   12,838

                                                                                              -------------
                                                                                              -------------

      During Fiscal 1997, two of the closed drug stores were sold and one lease was terminated. The remaining balance of $12.8 million at January 31, 1998 reflects the future rent and real estate taxes, net of expected sublease recoveries, related to the remaining three closed drug stores which have not been subleased.

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 21--Chief Executive Officer 1996 Employment Agreement

    On October 8, 1996, the Company hired a CEO pursuant to a five-year employment agreement (the "Employment Agreement"). In conjunction with his employment, SMG-II granted to the CEO an Equity Strip consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock and 19,851 restricted shares of SMG-II Common Stock and options to purchase 100,000 shares of SMG-II Common Stock at an initial exercise price of $100 per share (the "Options") with the said exercise price increasing over time. The Equity Strip was valued at $3.4 million at the date of issuance, based upon an independent appraisal, and will vest over the term of the Employment Agreement or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in its entirety upon the occurrence of a termination event, as defined. The Equity Strip is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement. The Options were accounted for by SMG-II using the methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as a result, no compensation expense was recorded. The Options will vest over four years and expire one year after being fully vested, except for the portion of the Options that vest on the day before the fifth year and has not yet become exercisable, the expiration of which will be extended to year seven. If employment with the Company should end as a result of a termination event, the Options (whether or not then vested) will be immediately and irrevocably forfeited, except in certain circumstances. Vested Options do not become exercisable until the occurrence of certain events related generally to the realization of a third-party sale of SMG-II Common Stock. The CEO also received
(a) a one-time signing bonus of $1 million, which is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement, and (b) a $4.5 million loan evidenced by sixteen separate promissory notes. Under the terms of each note, if he is in full employment of the Company on a quarterly anniversary of his hiring date, his obligation to pay such note maturing on such date will be forgiven as to principal, but not any then accrued and unpaid interest. The Company has and will continue to record compensation expense upon the forgiveness of each note. In the event his employment ends, as a result of a termination event, prior to a change in control, as defined, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest. These notes, which bear interest at a blended rate of approximately 6%, are on a full-recourse basis and secured by the Equity Strip, the Options and any shares acquired upon exercise of such Options.

Note 22--Commitments and Contingencies

    Rickel:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into nine leases for certain of the Company's owned real estate properties with Rickel, as tenant. In addition, the Company assigned to Rickel twenty-six third party leases.

      In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the filing, Rickel assigned two leases, terminated two leases and rejected nine leases returning these nine leases back to the Company. Of these nine rejected leases, two have been settled with the landlord, one has been assigned to a large retailer, one of the properties has been sold and the other five properties are being actively marketed by the Company to other prospective tenants.

      In September 1997, Rickel announced that it was terminating its retail operations and liquidating its retail inventory. In February 1998, Rickel entered into an agreement to assign thirteen of the Company's leases to Staples, Inc. and additionally, allow Staples, Inc. until May 1, 1998 to decide whether to lease an additional seven properties.

      With respect to the remaining two locations, Rickel has not yet determined whether they will reject or assign such leases.

                            PATHMARK STORES, INC.
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS(Continued)

Note 22--Commitments and Contingencies--(Continued)

      Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability which may occur, including the future rent and real estate taxes, net of expected sublease recoveries, of the five properties that have been returned to the Company, as well as the nine other properties that could be returned to the Company.

    Information Services Outsourcing:

      In August 1991, the Company entered into a ten year agreement with IBM, to provide a wide range of information systems services. Under the agreement, IBM has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The amounts expensed under this agreement in the accompanying consolidated statements of operations were $23.7 million, $22.1 million and $21.0 million during Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

    Other:

      The Company is also a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

                             PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 23--Quarterly Financial Data (Unaudited)

    Financial data for the interim periods of Fiscal 1997 and Fiscal 1996 is as follows (dollars in thousands):



                                                                    13 Weeks Ended
                                 ----------------------------------------------------------------
                                  May 3,         August 2,         November 1,        January 31,      Fiscal
                                   1997            1997              1997               1998            1997
                                 --------        ---------         ----------         ----------     ----------
52 Weeks Ended
  January 31, 1998
Sales.........................   $922,319        $931,833           $900,986           $940,727          $3,695,865
Gross profit(a)...............    259,262         262,150            248,174            273,990           1,043,576
Selling, general and
  administrative expenses......   212,341         213,095            205,292            210,158             840,886
Depreciation and
 amortization..................    20,174          19,942             21,366             21,931              83,413
Operating earnings.............    26,747          29,113             21,516             41,901             119,277
Interest expense...............   (41,290)        (41,262)           (40,368)           (41,248)           (164,168)
Earnings (loss) before income
  taxes and extraordinary
  items........................    (14,543)       (12,149)           (18,852)               653             (44,891)
Income tax benefit
  (provision)..................      5,701          4,836              7,630             (1,462)             16,705
Loss before
  extraordinary items..........     (8,842)        (7,313)           (11,222)              (809)            (28,186)
Extraordinary items, net of an
  income tax benefit...........       --           (7,488)              --                 --                (7,488)
Net loss.......................  $  (8,842)      $(14,801)          $(11,222)          $   (809)         $  (35,674)




                                                                    13 Weeks Ended
                                 ----------------------------------------------------------------
                                  May 4,         August 3,         November 2,        February 1,      Fiscal
                                   1996            1996              1996               1997            1996
                                 --------        ---------         ----------         ----------     ----------
52 Weeks Ended
  February 1, 1997
Sales..........................  $912,837        $931,237           $911,099           $955,350        $3,710,523
Gross profit(b)................   266,024         274,697            266,747            283,778         1,091,246
Selling, general and
  administrative expenses(c)...   213,680         214,957            211,820            216,833           857,290
Depreciation and
  amortization.................    20,639          21,410             20,488             26,419            88,956
Restructuring charge...........     --              --                 --                 9,137             9,137
Lease commitment
  charge.......................     --              --                 --                 8,763             8,763
Operating earnings.............    31,705          38,330             34,439             22,626           127,100
Interest expense...............   (39,889)        (40,470)           (40,304)           (40,806)         (161,469)
Loss before income taxes and
  extraordinary items..........    (8,184)         (2,140)            (5,865)           (18,180)          (34,369)
Income tax benefit.............     3,321             699              2,314              8,077            14,411
Loss before
  extraordinary items..........    (4,863)         (1,441)            (3,551)           (10,103)          (19,958)
Extraordinary items, net of an
  income tax benefit...........      (673)           (204)              --                 --                (877)
Net loss.......................  $ (5,536)       $ (1,645)          $ (3,551)          $(10,103)       $  (20,835)

-----------------------
(a) The pretax LIFO credit for Fiscal 1997 was $5.4 million consisting of provisions of $0.4 million and $0.5 million in the first and second quarters, respectively, and credits of $1.7 million and $4.6 million in the third and fourth quarters, respectively.
(b) The pretax LIFO credit for Fiscal 1996 was $1.3 million consisting of provisions of $0.85 million in the first and second quarters, no provision in the third quarter and a $3.0 million credit in the fourth quarter.
(c) Selling, general and administrative expenses for Fiscal 1996 included a first quarter provision of $5.8 million representing the termination costs of two former executives of the Company, a first quarter gain of $5.6 million recognized on the sale of certain real estate and a second quarter curtailment gain of $2.0 million due to the elimination of postretirement medical coverage for active non-union associates.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Pathmark Stores, Inc.
Carteret, New Jersey

    We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and its subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche  LLP
Parsippany, New Jersey
April 16, 1998

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.


                                    PART III

ITEM 10. Directors and Executive Officers of the Company (As of April 15, 1998)

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


                                                                                                Director of the
                                                                                                    Company
                  Name, Age, Principal Occupation and Other Directorships                            Since
                  -------------------------------------------------------                        --------------
MATTHIAS BOWMAN, 49, Director of Merrill Lynch Capital Partners, Inc.,                                1997
    ("MLCP"), an investment firm affiliated with Merrill Lynch & Co., ("ML& Co."), the financial services concern, since 1998; Chief Executive Officer of MLCP from 1994 to 1998; Vice  Chairman of Investment Banking with ML&Co. since 1993;
    Managing Director of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPFS")
    since at least 1992.  Mr. Bowman is also a Director of U.S. Foodservice Corp.

JOHN W. BOYLE, 69, Chairman and Chief Executive Officer of the Company from March 1996 to             1995
   October 1996 (Retired); Vice Chairman (retired), Eckerd Corporation, a drug store chain, between 1983 and 1995. Mr. Boyle is also Chairman of United Artists Theater
   Circuit, Inc.

JAMES J. BURKE, JR., 46, Partner and a Director of Stonington Partners, Inc.  ("SPI"), a              1988
    private investment firm, since 1993, and a Director of MLCP since 1987; Partner of
    MLCP from 1993 to 1994; President and Chief Executive Officer of MLCP from 1987 to
    1993. Mr. Burke was also a Managing Director of ML&Co. until 1994. Mr. Burke is also a Director of Ann Taylor Stores Corp., Borg-Warner Security Corp., Education
    Management Corp. and United Artists Theater Circuit, Inc.(1)

JAMES DONALD, 44, Chairman, President and Chief Executive Officer of the Company (since               1996
    October 1996); Senior Vice President and General Manager, Safeway, Inc., Eastern
    Division from February 1994 until October 1996; Vice President-Marketing, Wal-mart
    Corp. prior thereto.

U. PETER C. GUMMESON, 39, Senior Vice President, Albion Alliance LLC, an asset manager                1996
    specializing in private debt and equity securities  (since  1996). Mr. Gummeson has also been Managing Director of Alliance Corporate Finance Group Incorporated, an asset manager specializing in private debt and equity securities since 1984. Both firms are affiliated with the Equitable Investors.

STEPHEN M. McLEAN, 40, Partner and a Director of SPI since 1993; Partner of MLCP from 1993            1987
    to 1994; Senior Vice President of MLCP from 1987 to 1993; Director of MLCP since 1987;
    Managing Director of the Investment Banking Division of ML&Co. until 1994. Mr.
    McLean is also a Director of CMI Industries, Inc., Dictaphone Corporation, Merisel,
    Inc. and Packard Bio Science Company(1)




                                                                                                Director of the
                                                                                                    Company
                  Name, Age, Principal Occupation and Other Directorships                            Since
                  -------------------------------------------------------                        --------------
ROBERT G. MILLER, 54, Chief Executive Officer of Fred Meyer, Inc., a diversified                     1997
    retailer.  Mr. Miller is also a Director of PacifiCorp.

ROBERT J. MYLOD, JR., 31, Principal of SPI since 1996; Associate of SPI from November 1993           1998
    to December 1995;  Associate of MLCP prior thereto.  Mr. Mylod was also an associate of the Investment Banking Division of MLPFS from 1993 to 1994. Mr. Mylod is also a
    Director of Goss Graphic Systems, Inc.

JERRY G. RUBENSTEIN, 68, Managing Partner, Omni Management Associates; Consultant to MLCP            1996
    since 1988.

------------------
(1) Includes service with Pathmark's predecessor.

    Pursuant to the Stockholders Agreement, the ML Investors are entitled to designate seven directors, the Management Investors are entitled to designate three directors and The Equitable Investors are entitled to designate one director to Holdings' Board of Directors. By having the ability to designate a majority of Holdings' Board of Directors, the Merrill Lynch Investors have the ability to control the Company. Currently, six of the persons serving as directors were designated by the Merrill Lynch Investors (Messrs. Bowman, Boyle, Burke, McLean, Mylod and Rubenstein), one was designated by the Management Investors (Mr. Donald) and one was designated by the Equitable Investors (Mr. Gummeson). Mr. Miller was designated by the three investor groups. No family relationship exists between any director and any other director or executive officer of the Company.

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



                                                                                                       Officer of
                                                                                                       the Company
 Name                             Age    Positions and Office                                             Since
 ----                            ----    ---------------------                                         ----------
JAMES DONALD                       44    Chairman, President and Chief Executive Officer since           1996
                                         October 1996 (1)

RON MARSHALL                       44    Executive Vice President and Chief Financial  Officer since     1994
                                         October 1994. Senior Vice President and Chief Financial
                                         Officer of Dart Group Corporation (a diversified retailer)
                                         prior thereto.

EILEEN SCOTT                       45    Executive Vice President, Marketing and Distribution            1998
                                         (since January 1998); Vice President, Non-Foods
                                         Merchandising and Pharmacy (November 1995 - December
                                         1997); Vice President, Sales & Advertising (August 1994 -
                                         November 1995);  Director of Grocery Sales prior thereto.
                                         Ms. Scott joined the Company in 1969.




                                                                                                       Officer of
                                                                                                       the Company
 Name                             Age    Positions and Office                                             Since
 ----                            ----    ---------------------                                         ----------
JOHN SHEEHAN                       40    Executive Vice President--Operations (since January 1998);      1996
                                         Senior Vice President--Operations (October 1996 to December
                                         1997); Director of Operations, Albertsons, Inc., prior
                                         thereto.

JOSEPH W. ADELHARDT                51    Senior Vice President and Controller since January 1996;        1987
                                         Vice President and Controller prior thereto.
                                         Mr. Adelhardt joined the Company in 1976.(2)

HARVEY M. GUTMAN                   52    Senior Vice President--Retail Development.                      1990
                                         Mr. Gutman joined the Company in 1976.(2)

ROBERT JOYCE                       52    Senior Vice President--Administration (since October 1996);     1989
                                         Executive Vice  President--Operations (from January 1996 to
                                         October 1996); Senior Vice President--Operations--from
                                         March 1995 to January 1996; Senior Vice
                                         President--Administration prior thereto. Mr. Joyce joined
                                         the Company in 1963.(2)

MARC A. STRASSLER                  49    Vice President, Secretary and General Counsel. Mr.             1987
                                         Strassler joined the Company in 1974.(2)

FRANK VITRANO                      42    Vice President and Treasurer since December 1996;              1996
                                         Treasurer from July 1995 to December 1996; Director--Risk
                                         Management prior thereto. Mr. Vitrano joined the Company
                                         in 1972.

MYRON D. WAXBERG                   64    Vice President and General Counsel--Real Estate.  Mr.           1991
                                         Waxberg joined the Company in 1976.(2)

------------------
(1)   Member of the Company's Board of Directors.
(2)   Includes service with Pathmark's predecessor.

ITEM 11. Executive Compensation.


                                            Summary Compensation Table



                       Annual Compensation                            Long Term Compensation Awards
       -----------------------------------------------------------   -----------------------------------

                                                                                              Securities
Position                                                Other Annual         Restricted       Underlying           All Other
Name and                                     Bonus      Compensation        Stock Awards      Options/SARs        Compensation
Principal             Year     Salary ($)    ($)(1)       ($)(2)               ($)                (#)            ($) (3)
                      -----    ---------     ------- --------------------  --------------    -------------       --------------
James L. Donald...... 1997     600,000       425,000         1,179,390                    --                  --           3,632
 Chairman, President  1996     193,846     1,175,000           340,021             3,400,000             100,000          16,821
 and Chief
 Executive Officer

Ron Marshall......... 1997     306,750       202,455                --                    --                  --           4,750
 Executive Vice       1996     300,000        36,000            49,177                    --                  --           5,250
 President and        1995     280,289       168,173                --                    --                  --              --
 Chief Financial
 Officer

John Sheehan......... 1997     186,312        52,537            80,793                    --                  --              --
 Executive Vice       1996      51,923        81,231             9,733                    --                  --              --
 President--
 Operations

Robert Joyce......... 1997     230,062        63,267             2,195                    --                  --           5,600
 Senior Vice          1996     223,846        26,862             2,195                    --                  --           5,250
 President--          1995     205,437        97,334             2,200                    --                 250           5,250
 Administration

Marc A. Strassler.... 1997     163,600        81,800             3,841                    --                  --           5,600
 Vice President,      1996     143,950        10,796             3,841                    --                  --           5,250
 Secretary and        1995     135,850        42,793             3,849                    --                  --           5,250
 General Counsel

Neill Crowley(4)..... 1997     219,746            --                --                    --                  --         242,043
 Executive Vice       1996     253,750        30,450                --                    --                  --           5,250
 President--          1995     247,212       112,241            15,000                    --                  --           4,341
 Retail Services

Ronald Rallo(4)....   1997     197,131            --             4,023                    --                  --         183,215
 Senior Vice          1996     245,000        29,400             4,389                    --                  --           5,250
 President--          1995     227,500       113,585             4,399                    --                  --           5,250
 Merchandising


--------------------
(1) The amounts with respect to Fiscal 1997 paid to Mr. Donald was the minimum amount payable pursuant to the -- Donald Agreement (as hereinafter defined). The amounts with respect to Fiscal 1997 in this column represent bonuses awarded to the other named executives in recognition of their efforts in connection with the -- Company's distribution outsourcing with C&S and refinancing of its outstanding bank indebtedness.
(2) Represents in Fiscal 1997 (i) with respect to Mr. Donald, payment of $54,390 as reimbursement for -- relocation expenses and forgiveness of loan payments due to the Company of $1,125,000; (ii) with respect to Mr. Sheehan, reimbursement of relocation expenses; and (iii) with respect to Messrs. Rallo, Joyce and -- Strassler, payments as reimbursement for interest paid to Holdings for loans, each of less than $60,000 from Holdings in connection with the purchase of SMG-II Class A Common Stock and includes an amount sufficient to pay any income taxes resulting therefrom after taking into account the value of any deductions available as a result of the payment of such interest and taxes.
(3) Represents in Fiscal 1997 (i) with respect to Mr. Donald, payments of $3,632 for a term life insurance -- premium on Mr. Donald's life; (ii) with respect to Mr. Rallo, payments of $5,600 representing the Company's matching contribution to the SGC Savings Plan and $177,615 paid to Mr. Rallo pursuant to a Resignation -- Agreement dated November 4, 1997 among Mr. Rallo, the Company and SMG-II (the "Rallo Agreement"); (iii) -- with respect to Mr. Crowley, payments of $5,600, representing the Company's matching contribution to the SGC Savings Plan and $236,443 pursuant to a Resignation Agreement dated November 4, 1997 among Mr. Crowley, -- SMG-II and the Company (the "Crowley Agreement"); and (iv) with respect to the other named executive -- officers, the Company's matching contribution under the SGC Savings Plan.

(4)  Messrs. Rallo and Crowley each retired on November 4, 1997.

             Aggregated Option/SAR Exercises in Last Fiscal Year
                       and FY-End Option/SAR Values(1)

                                                                                                Number of Securities
                                                                                               Underlying Unexercised
                                                                                               Options/SARs at FY-End
                                                                                                         (#)
                                                                                                    Exercisable/
      Name                                                                                          Unexercisable
      ----                                                                                     -----------------------
Neill Crowley.............................................................................               1,000/0
James Donald..............................................................................             0/100,000
Robert Joyce..............................................................................               2,420/0
Ron Marshall..............................................................................               2,000/0
Ronald Rallo..............................................................................               2,850/0
John Sheehan..............................................................................                   0/0
Marc Strassler............................................................................               1,080/0

--------------
(1) Options shown were granted pursuant to the SMG-II 1987 Management Investors Stock Option Plan (except with respect to Mr. Donald) and relate to shares of Class A Common Stock of SMG-II. No options were either granted to or exercised by any of the above named executives in Fiscal 1997.






                                                              Pension Plan Table(1)
                                                              Years of Service
                            -------------------------------------------------------------------------------------
Final Average Pay                10             15            20             25             30             35
-----------------                --             --            --             --             --             --
  $  150,000.............    $  20,000       $  30,000      $  40,000     $  50,000      $  60,000      $  60,000
     200,000.............       26,667          40,000         53,333        66,667         80,000         80,000
     225,000.............       30,000          45,000         60,000        75,000         90,000         90,000
     250,000.............       33,333          50,000         66,667        83,333        100,000        100,000
     300,000.............       40,000          60,000         80,000       100,000        120,000        120,000
     350,000.............       46,667          70,000         93,333       116,667        140,000        140,000
     400,000.............       53,333          80,000        106,667       133,333        160,000        160,000
     450,000.............       60,000          90,000        120,000       150,000        180,000        180,000
     500,000.............       66,667         100,000        133,333       166,667        200,000        200,000
     550,000.............       73,333         110,000        146,667       183,333        220,000        220,000
     600,000.............       80,000         120,000        160,000       200,000        240,000        240,000
     650,000.............       86,667         130,000        173,333       216,667        260,000        260,000
     700,000.............       93,333         140,000        186,667       233,333        280,000        280,000
     750,000.............      100,000         150,000        200,000       250,000        300,000        300,000

------------------
(1) The table above illustrates the aggregate annual pension benefits payable under the SGC Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and "Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 1998 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equaled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 1998. As of December 31, 1997, the following individuals had the number of years of credited service indicated after their names: Mr. Donald, 1.2,

     Mr. Crowley, 3.6; Mr. Rallo, 30; Mr. Joyce, 27.7; Mr.
     Marshall, 3.2; Mr. Sheehan, 1.2; and Mr. Strassler, 23.8. As described below in "Compensation Plans and Arrangements--Supplemental Retirement Agreements", certain of the named executives is party to a Supplemental Retirement Agreement with Pathmark.

Compensation Plans and Arrangements

      Supplemental Retirement Agreements. The Company has entered into supplemental retirement agreements with certain key executives, including certain of the executive officers named in the Summary Compensation Table, which provide that said executive officers will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, the Company's qualified pension plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983, (a) in the case of Messrs. Joyce, Strassler and Rallo equal to (i) 30% of his final average Compensation based on ten years of service with the Company and increasing 1% per year for each year of service thereafter, to a maximum of 40%, of his final average Compensation based on 20 years of service, or (ii) $150,000 ($100,000 for Mr. Strassler), whichever is less, and (c) in the case of Messrs. Crowley and Marshall, equal to 12.5% of his final average Compensation based on five years of service with the Company and increasing 2.5% per year for each year of service thereafter to a maximum of 35% of his final average Compensation based on 14 years of service. "Compensation" includes base salary and bonus payments under the Executive Incentive Plan, but excludes Company matching contributions under the Savings Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company.

Employment Agreements:

    Employment Agreement Among Pathmark, SMG-II and James L. Donald. On October 8, 1996 (the "Effective Date"), the Company and SMG-II entered into an employment agreement with Mr. James L. Donald (the "Donald Agreement") pursuant to which Mr. Donald was elected Chairman, President and Chief Executive Officer for a term of five years. The Donald Agreement provides Mr. Donald with an initial annual base salary of $600,000 and provides that he shall participate in the Pathmark Executive Incentive Plan, under which Mr. Donald may earn an annual bonus of up to 125% of his annual salary based on performance targets that are set by the Board. For the first full fiscal year during the term of the Donald Agreement, Mr. Donald shall receive a minimum annual bonus of $425,000. Furthermore, under the Donald Agreement, Mr. Donald is guaranteed an annual bonus for each of the second, third and fourth full fiscal years of the term of at least 25% of his base salary. The Donald Agreement provides Mr. Donald with the right to defer up to 50% of his annual bonus and salary, which shall be held in a grantor trust established by the Company. During the term of the Donald Agreement, in addition to the base salary, bonus eligibility and other customary annual benefits and perquisites that the Company generally provides to its executive officers, the Company will provide Mr. Donald with a company car and term life insurance in the amount of $4.5 million during the first year and $3.2 million thereafter. The Company also reimbursed Mr. Donald for the legal expenses incurred by him in the negotiation of the Donald Agreement. Mr. Donald also received a one-time signing bonus of $1 million, which is being amortized over the term of the Donald Agreement.

    Furthermore, Mr. Donald received an equity package (the "Equity Strip"), consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock with a stated value of $200 per share and 19,851 restricted shares of SMG-II Class A Common Stock, the terms of which are set forth in the stock award agreement (the "Stock Award Agreement"). The Equity Strip, which as of the Effective Date was valued by the Company at $3.4 million based upon an independent appraisal, will vest in its entirety upon the occurrence of an Employment-Related Event, as defined in the Stock Award Agreement, and will be forfeited in its entirety upon the occurrence of a Termination Event, as defined in the Donald Agreement. The valuation of $3.4 million is being amortized by the Company over the term of the Donald Agreement. The Preferred Stock ranks pari passu with the existing SMG-II convertible preferred stock and will accrue dividends at a rate of 10% per annum. The Preferred Stock will be convertible into Common Stock on a one-for-one basis. As of the Effective Date, the Preferred Stock had accumulated dividends of approximately $122 per share.

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

    Except for purposes of tag-along rights under Article V of the Stockholders Agreement and the piggyback rights under Article VI of the Stockholders Agreement, the Option shall not be exercisable (even though the Option or a portion thereof is vested) unless and until it becomes exercisable in accordance with the following provisions:

    (i) The Exercisable Percentage (as defined below) of each component of the Option will become exercisable if the ML Investors (as defined in the Stockholders Agreement) have a Realization Event (as defined below) in respect of the Common Stock at a per share price in excess of the amounts (the "Target Prices") set forth below :


           Period of Time                     Target Price per           Target Price per
                                         Share/Option Component A     Share/Option Component B
       ------------------------------- ----------------------------- -------------------------
           Prior to 2/1/00                         $ 100                          $150

           2/1/00 to 1/31/01                       $ 125                          $250

           2/1/01 and after                        $ 150                          $350


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

    "Third Party Sale" means a sale of Common Stock subject to Section 5.6 of the Stockholders Agreement.

Other Executive Agreements

    As of April 1, 1997, the Company entered into an employment agreement with Mr. Sheehan. As of September 9, 1994, the Company entered into an employment agreement with Mr. Marshall. As of June 1, 1995, the Company entered into an employment agreement with Mr. Strassler and Mr. Joyce, respectively. The four above mentioned employment agreements are hereinafter referred to collectively as the "Employment Agreements". Each of the Employment Agreements is for an initial term of two years. The term of each Employment Agreement is automatically extended for an additional year on (a) April 1, 1999 for Mr. Sheehan and on each successive April 1st thereafter; (b) February 1, 1999 for Mr. Marshall and on each successive February 1st thereafter, and (c) June 1, 1998 for Mr. Strassler and Mr. Joyce and on each successive June 1st thereafter. Under the terms of his respective Employment Agreement, each executive is entitled to a minimum annual base salary of (a) $205,000 for Mr. Sheehan, (b) $309,000 for Mr. Marshall, (c) $164,800 for Mr. Strassler, and (d) $231,750 for Mr. Joyce, which salary is subject to upward adjustment by the Company. The Employment Agreements also provide that each executive shall be entitled to receive an annual bonus of up to 66% of his annual base salary with respect to Messrs. Sheehan and Marshall, up to 55% and 50% of his annual base salary with respect to Messrs. Joyce and Strassler, respectively, and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

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

    On November 4, 1997 (the "Retirement Date"), Messrs. Crowley and Rallo each retired as executive officers of the Company. Pursuant to the Rallo Agreement, Mr. Rallo will be entitled to receive his base salary at the annual rate of $252,350 per year during the period commencing November 5, 1997 and ending May 31, 1999, or the date of his death, if earlier (the "Rallo Benefit Period"). Additionally, Mr. Rallo will be entitled to receive continued health coverage through the Rallo Benefit Period under the Company's health and insurance plans applicable to him immediately prior to the Retirement Date. Each of the above described payments and benefits shall be reduced by any compensation and benefits earned by Mr. Rallo for any calendar year during the Rallo Benefit Period. Additionally, pursuant to the terms of the Rallo Agreement, the Company made a cash lump sum payment to Mr. Rallo of $138,792 on December 15, 1997. Pursuant to the Crowley Agreement, Mr. Crowley will be entitled to receive his base salary at the annual rate of $288,399 per year during the period commencing November 5, 1997 and ending July 31, 1999, or the date of his death, if earlier (the "Crowley Benefit Period"). Additionally, Mr. Crowley will be entitled to receive continued health coverage through the Crowley Benefit Period under the Company's health and insurance plans applicable to him immediately prior to the Retirement Date. Each of the above described payments and benefits shall be reduced by any compensation and benefits earned by Mr. Crowley for any calendar year during the Crowley Benefit Period. Additionally, pursuant to the terms of the Crowley Agreement, the Company made a cash lump sum payment to Mr. Crowley of $192,074 on April 15, 1998.

Compensation Committee Interlocks and Insider Participation

     Messrs. Burke, Boyle and McLean comprise the compensation committee of the Board of Directors of SMG-II and are responsible for decisions concerning compensation of the executive officers of the Company. Messrs. Burke and McLean are directors of MLCP and have been retained by MLCP as consultants. MLCP is an indirect wholly-owned subsidiary of ML&Co. See "Security Ownership of Certain Beneficial Ownership and Management."

Compensation of Directors

    Each director who is not employed by the Company or one of its subsidiaries, SPI, MLCP or the Equitable Investors or its affiliates receives an aggregate annual retainer of $20,000 per year, plus travel expenses, for service as a director on the Board of Directors of SMG-II and its subsidiaries, including the Company.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

    As of April 15, 1998, all shares of the Company's capital stock is held by PTK. All of PTK's capital stock is held by Holdings. Since February 4, 1991, all shares of the Holdings Common Stock are held by SMG-II. As of April 15, 1998, the number of shares of SMG-II (i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, (iv) Series B Preferred Stock and (v) Series C Preferred Stock, beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:



                                                                               Number                        % of
                   Name                                                      of Shares                      Class
SMG-II Class A Common Stock
    Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2).........    488,704.8                     66.6
    ML Offshore LBO Partnership No. IX(2)..................................     12,424.7                      1.7
      Barfield House
      St. Julians Avenue
      St. Peter Port
      Guernsey
      Channel Islands
    ML Employees LBO Partnership No. I, L.P.(2)............................     12,148.6                      1.6
    ML IBK Positions, Inc.(3)..............................................     21,258.9                      2.9
    Merchant Banking L.P. No. 1(3).........................................      8,119                        1.1
    Merrill Lynch KECALP L.P. 1987(3)......................................      7,344                        1.0
    Chemical Investments, Inc.(4)..........................................     30,000                        4.1
      270 Park Avenue
      New York, NY 10017
    Management and other employees (including former employees of Pathmark)    153,894   (1)                 21.0
      200 Milik Street
      Carteret, NJ 07008
SMG-II Class B Common Stock
    The Equitable Life Assurance Society of the United States(5)...........    150,000                       46.9
      c/o Albion Alliance LLC
      1345 Avenue of the Americas, 39th Floor
      New York, NY 10005
    Equitable Deal Flow Fund, L.P.(5)......................................    150,000                       46.9
      c/o Albion Alliance LLC
      1345 Avenue of the Americas, 39th Floor
      New York, NY 10005




                                                                                              Number          % of
                   Name                                                                     of Shares        Class
    Chemical Investments, Inc.(4)....................................................       20,000            6.2
SMG-II Series A Preferred Stock(6)...................................................
    Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2)..................      133,043           56.2
    ML Offshore LBO Partnership No. B-X(2)...........................................       40,950           17.3
    MLCP Associates, L.P. No. II(2)..................................................        1,740             .7
    ML IBK Positions, Inc.(3)........................................................       46,344.5         19.6
    Merchant Banking L.P. No. IV(3)..................................................        3,779            1.6
    Merrill Lynch KECALP L.P. 1989(3)................................................        7,000            3.0
    Merrill Lynch KECALP L.P. 1991(3)................................................        3,874.5          1.6
SMG-II Series B Preferred Stock(6)
    Chemical Investments, Inc.(4)....................................................       12,500            7.0
    The Equitable Life Assurance Society of the United States(5).....................       84,134           46.5
    Equitable Deal Flow Fund, L.P.(5)................................................       84,135           46.5
SMG-II Series C Preferred Stock(6)...................................................        8,520          100.0
    James Donald
      200 Milik Street
      Carteret, NJ 07008



---------
(1) Includes presently exercisable options granted under the Plan for 61,418 shares of SMG-II Class A Common Stock held by Management Investors.
(2) MLCP and its affiliates are the direct or indirect managing partners of ML Offshore LBO Partnership No. IX, Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Employees LBO Partnership No. 1, L.P., Merrill Lynch Capital Appreciation Partnership No. B-x, L.P., ML Offshore LBO Partnership No. B-X and MLCP Associates, L.P. No. II. Such entities and those disclosed in footnote (3) below, are referred to herein as the ML Investors. The address of such entities is c/o Merrill Lynch Capital Partners, Inc., in care of Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153. MLCP is an indirect wholly owned subsidiary of ML&Co. The partners and principals of SPI (including Messrs. Burke, McLean and Mylod) are consultants to MLCP. Mr. Bowman is Chief Executive Officer of MLCP.
(3) Merchant Banking L.P. No. 1, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1987, Merrill Lynch KECALP L.P. 1989, Merrill Lynch KECALP
     L.P. 1991 and ML IBK Positions, Inc. are indirectly controlled by ML&Co. The address of such entities is c/o James Caruso, Merrill Lynch & Co., Inc., World Financial Center, South Tower, New York, New York, 10080-6123.
(4)  Chemical Investments, Inc. is an affiliate of Chase Manhattan Corp.
(5) The Equitable Investors are separate purchasers who are affiliates of each other.
(6) SMG-II Preferred stock may be converted into an equivalent number of shares of common stock of SMG-II in accordance with its terms.

    No officer or director claims beneficial ownership of any share of the Company's Common Stock, Holdings Common Stock, or of SMG-II stock other than SMG-II Class A Common Stock, except Mr. Donald who claims beneficial ownership of 8,520 (100%) shares of SMG-II Series C Preferred Stock. As of April 15, 1998, the number of shares of SMG-II Class A Common Stock beneficially owned by each director, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group is as follows:

                     Name                                                  Number of Shares       % of Class
                     ----                                                  ----------------       ----------
             Matthias Bowman(1)........................................              --             --
             James J. Burke, Jr.(1)....................................              --             --
             James Donald..............................................          19,851             2.6
             Robert Miller.............................................              --             --
             Neill Crowley(2)..........................................           1,000              *
             U. Peter C. Gummeson......................................              --             --
             Ron Marshall(2)...........................................           2,000              *
             Robert J. Mylod, Jr.(1)...................................              --             --
             Stephen M. McLean(1)......................................              --             --
             John W. Boyle(2)..........................................           3,000              *
             Ronald Rallo(2)...........................................           3,250              *
             Jerry G. Rubenstein(2)....................................           2,500              *
             Robert Joyce(2)...........................................           3,120              *
             Marc Strassler(2).........................................           1,430              *
             John Sheehan..............................................              --             --
             Directors and named executive officers as a group(1)(2)             36,151              4.9



-----------
*    Less than 1%
(1) Does not include 550,000 shares of SMG-II Class A Common Stock or 236,731.5 shares of SMG-II Series A Preferred Stock owned beneficially by a group of which MLCP is a part. Messrs. Burke, McLean and Bowman, directors of MLCP, disclaim beneficial ownership in all such shares.
(2) Includes presently exercisable options granted under the Plan to purchase shares of SMG-II Class A Common Stock, as follows: Mr. Crowley, 1,000; Mr. Marshall, 2,000; Mr. Joyce, 2,420; Mr. Rallo, 2,850;
     Mr.Rubenstein, 1,000; Mr. Strassler, 1,080 and Mr. Boyle, 3,000 and all directors and executive officers as a group, 42,461.

ITEM 13.  Certain Relationships and Related Transactions

    The holders of SMG-II Preferred Stock are a party with the holders of SMG-II Common Stock to the Stockholders Agreement, which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II and Holdings. Among other provisions, the Stockholders Agreement requires a vote of at least 80% of the members of the Board of Directors to cause the Company to conduct any business other than that engaged in by the Company in February of 1991 and the approval of stockholders representing 662/3% of the number of shares of SMG-II voting capital stock voting together as a single class for SMG-II to enter into any Significant Transaction (as defined), including certain mergers, sales of assets, acquisitions, sales or redemptions of stock, the amendment of the certificate of incorporation or by-laws or the liquidation of SMG-II. The Stockholders Agreement also provides that SMG-II must obtain the prior written consent of the Equitable Investors with respect to certain of these transactions and that the Equitable Investors have certain preemptive rights with respect to the sale of capital stock of Holdings or the Company.

    The Stockholders Agreement also contains an agreement of the stockholders of SMG-II with respect to the composition of SMG-II's and Holdings' Board of Directors. Under this agreement, the Merrill Lynch Investors will be entitled to designate up to seven directors, the Management Investors will be entitled to designate up to three directors and the Equitable Investors will be entitled to designate one director to both of SMG-II's and Holdings' Board of Directors. Such agreement furthermore entitles the ML Investors to designate a majority of Holdings' Board of Directors at all times. By having the ability to designate a majority of Holdings' Board of Directors, the ML Investors have the ability to control the Company, since Holdings (through PTK) owns all of the outstanding shares of the Company's Common Stock. The ML Investors are controlled by ML&Co.

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

    In October 1996, pursuant to the Donald Agreement, James L. Donald, an Officer and Director, was provided by Pathmark with a four-year loan of $4.5 million. The foregoing indebtedness to Pathmark is evidenced by 16 full recourse promissory notes for $281,250 each bearing interest at the short-term or intermediate-term federal rate in effect as of the date of each note (effective rate of 6%) and secured by the Equity Strip and the Option. Under the Donald Agreement, one promissory note will be forgiven at the end of each quarter of a year during which Mr. Donald remains employed by Pathmark. In the event that Mr. Donald resigns his employment without Good Reason or is terminated for Cause or in the event of his death, the outstanding portion of the loan will become immediately due and payable. As of April 1, 1998, Mr. Donald remained indebted to the Company in the amount of $3,093,750.

    In March 1990, Jerry G. Rubenstein, a Director, borrowed from Holdings $100,000 in order to help finance his purchase of Holdings' Class A Common Stock. Subsequently, such shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to Holdings is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement pursuant to which the shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1998, Mr. Rubenstein remained indebted to Holdings in the amount of $100,000.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of this Report.

         1.       Financial Statement Schedules: None required
         2.       Exhibits:

                  Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 64 through 66 of this Report.

    (b)  Reports on Form 8-K.
         None


    (c) Exhibits required by Item 601 of Regulation S-K.

         See item 14(a) above.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 28, 1998                              PATHMARK STORES, INC.

                                      By:                   /s/ RON MARSHALL
                                                       ------ ------------------
                                                              Ron Marshall
                                                        Executive Vice President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                Signature                                         Title                               Date
                ---------                                         -----                               ----
             /s/ JAMES DONALD               Director, Chairman, President and Chief                  April 28, 1998
             ----------------               Executive Officer
              (James Donald)                (Principal Executive Officer)

             /s/ RON MARSHALL               Executive Vice President and Chief                       April 28, 1998
             ----------------               Financial Officer
              (Ron Marshall)                (Principal Financial Officer)

           /s/ JOSEPH ADELHARDT             Senior Vice President and Controller                     April 28, 1998
           --------------------             (Principal Accounting Officer)
            (Joseph Adelhardt)

             MATTHIAS BOWMAN                 Director*                                               April 28, 1998
           --------------------
            (Matthias Bowman)

              JOHN W. BOYLE                  Director*                                               April 28, 1998
              -------------
             (John W. Boyle)

           JAMES J. BURKE, JR.               Director*                                               April 28, 1998
           -------------------
          (James J. Burke, Jr.)

            STEPHEN M. McLEAN                Director*                                               April 28, 1998
            -----------------
           (Stephen M. McLean)

             ROBERT G. MILLER                Director*                                               April 28, 1998
             ----------------
            (Robert G. Miller)

            ROBERT MYLOD, JR.                Director*                                               April 28, 1998
           --------------------
           (Robert Mylod, Jr.)

           U. PETER C. GUMMESON              Director*                                               April 28, 1998
           --------------------
          (U. Peter C. Gummeson)

           JERRY G. RUBENSTEIN               Director*                                               April 28, 1998
           -------------------
          (Jerry G. Rubenstein)

  *By:    /s/ MARC A. STRASSLER
          ---------------------
            Marc A. Strassler
             Attorney-in-Fact



                                                   EXHIBIT INDEX




Exhibit                                                                                                      Page
  No.                                                 Exhibit                                                 No.
-----                                                  ------                                                -----

2.1         --Distribution and Transfer Agreement among the Registrant, PTK and Plainbridge................

2.2         --Distribution  and Transfer  Agreement dated as of May 3, 1993 among the Registrant,  Holdings and Chefmark  (incorporated by reference from Exhibit 2.2 to the Registration Statement on
                 Form S-1 of the Registrant and Holdings, File No. 33-59616)...............................

2.3         --Agreement and Plan of Merger dated as of April 22, 1987 by and among Old Supermarkets, SMG Acquisition Corporation and
                 Holdings, as amended and restated (incorporated by reference from Exhibit 2 to the Registration Statement on Form S-1 of
                 Holdings, File No. 33-16963)..............................................................

3.1*        --Restated Certificate of Incorporation of the Registrant......................................

3.2         --Amendment  to the  Restated  Certificate  of  Incorporation  of the  Registrant,  as  amended
                 (incorporated  by reference  from Annual  Report on Form 10-K of  Registrant  for the year ended January 29, 1994 (the "1994 10-K)...................................................

3.3         --By-Laws of the Registrant  (incorporated  by reference  from Exhibit 3.3 to the  Registration
                 Statement on Form S-1 of Registrant,  File No. 33-59612,  (the "October 1993  Registration
                 Statement")...............................................................................

4.1         --Indenture  between the  Registrant  and United  States  Trust  Company of New York,  Trustee,
                 relating to the Senior  Subordinated  Notes due 2003 of the  Registrant  (incorporated  by reference from the 1994 10-K).............................................................

4.1A        --Senior  Subordinated  Note due 2003 of the  Registrant  (contained in the Indenture  filed as
                 Exhibit 4.1) (incorporated by reference from the 1994 10-K)...............................

4.2         --Indenture between the Registrant and NationsBank of Georgia,  National Association,  Trustee,
                 relating  to the Junior  Subordinated  Deferred  Coupon  Notes due 2003 of the  Registrant
                 (incorporated  by reference from the 1994 contained in the Indenture filed as Exhibit 4.2)
                 (incorporated by reference from the 1994 10-K)............................................

4.2B        --Indenture  between the  Registrant and Wilmington  Trust  Company,  Trustee,  relating to the
                 11 5/8%  Subordinated Notes due 2002 of the Registrant  (incorporated by reference from the
                 1994 10-K)................................................................................

4.3         --Indenture between the Company and Wilmington Trust Company,  Trustee,  relating to the 12 5/8%
                 Subordinated  Debentures  due 2002 of the Registrant  (incorporated  by reference from the
                 1994 10-K)................................................................................

4.4         --Credit  Agreement  dated as of June 30, 1997 ("the Credit  Agreement")  among the Registrant, the Lenders listed therein,  and Chase Manhattan Bank as Agent  (incorporated by reference from Registrant's Form 10-Q for the period ended  August 2, 1997)........................

10.3**      --First Amended and Restated Supply Agreement among  Registrant,  Plainbridge and C&S Wholesale
                 Grocers, Inc. dated as of January 29, 1998................................................

10.4        --Services Agreement dated as of May 3, 1993 between the Registrant and Chefmark  (incorporated by  reference  from  Exhibit  10.4  to  the  Registration  Statement  on  Form  S-1 of the
                 Registrant and Holdings, File No. 33-59616)...............................................



                                       64


  Exhibit                                                                                                      Page
    No.                                                 Exhibit                                                 No.
  -------                                               -------                                                ----


10.5        --Chefmark  Supply  Agreement,   dated  May  3,  1993,  between  the  Registrant  and  Chefmark
                 (incorporated  by reference from Exhibit 10.5 to the  Registrant  Statement on Form S-1 of
                 the Registrant, and Holdings, File No. 33-59616)..........................................

10.6        --Tax Sharing Agreement  between the Registrant and SMG-II  (incorporated by reference from the
                 1994 10-K)................................................................................

10.7        --Tax Indemnity  Agreement  between the Registrant and Plainbridge  (incorporated  by reference from the 1994 10-K).......................................................................

10.8        --Supermarkets  General  Corporation Pension Plan (as Amended and Restated effective January 1,
                 1979) as amended  through May 29, 1987  (incorporated  by reference  from Exhibit 10.21 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963)....................

10.9        --Supermarkets General Corporation Savings Plan (as Amended and Registration  Statement on Form
                 S-1 of Holdings, File No. 33-16963).......................................................

10.10       --Supermarkets   General  Corporation   Management  Incentive  Plan  effective  June  17,  1971
                 (incorporated  by reference from Exhibit 10.23 to the  Registration  Statement on Form S-1
                 of Holdings, File No. 33-16963............................................................

10.11       --Supplemental  Retirement  Agreements  dated as of March 9, 1987 between Old  Supermarkets and
                 Jack  Futterman,  (incorporated  by  reference  from  Exhibit  10.25  to the  Registration
                 Statement on Form S-1 of Holdings, File No. 33-16963).....................................

10.12       --Excess  Benefit  Plan  of  Supermarkets  General  Corporation,   effective  as  of  March  9,
                 1987  (incorporated  by  reference  from Exhibit  10.12 to the October  1993  Registration
                 Statement)................................................................................

10.13       --Recourse  Secured  Promissory  Note,  dated  October 5,  1987,  given to  Holdings  from each
                 Management  Investor  listed  therein  (incorporated  by reference  from Exhibit  10.43 to
                 Post-Effective  Amendment  No. 1 to the  Registration  Statement  on Form S-1 of Holdings,
                 File No. 33-16963)........................................................................

10.14       --Stock Pledge Agreement dated October 5, 1987,  between Holdings and each Management  Investor listed therein  (incorporated by reference from Exhibit 10.44 to Post-Effective  Amendment
                 No. 1 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963)...........

10.15       --SMG-II Holdings  Corporation  Management Investors Stock Option Plan, as amended and restated
                 May 17, 1991 (the "Option  Plan")  (incorporated  by reference  from Exhibit  10.15 to the
                 October 1993 Registration Statement)......................................................

10.16       --Form of Stock Option Agreement under the Option Plan  (incorporated by reference from Exhibit
                 10.16 to the October 1993 Registration Statement).........................................

10.17       --SMG-II  Holdings  Corporation  Employees  1987 Stock Option Plan, as amended and restated May
                 17, 1991  (incorporated  by reference from Exhibit 10.17 to the October 1993  Registration
                 Statement)................................................................................

10.18       --Management  Investors  Exchange  Agreement dated as of February 4, 1991 among SMG-II Holdings
                 Corporation,  Holdings and each of the Management Investors party thereto (incorporated by reference from Exhibit 10.53 to the  Registration  Statement on Form S-1 of Holdings,  No.
                 33-16963).................................................................................



  Exhibit                                                                                                         Page
    No.                                                 Exhibit                                                    No.
  -------                                               -------                                                   ----
10.19*      --Employment Agreement dated as of June 1, 1995 among the Registrant, Robert Joyce and SMG-II..


10.20*      --Employment Agreement dated as of June 1, 1995 among the Registrant, Marc Strassler and SMG-II

10.21       --Supplemental  Retirement  Agreement  dated June 1, 1994,  between  the  Registrant  and Neill
                 Crowley  (incorporated by reference from  Registrant's  Annual Report on Form 10-K for the year ended February 3, 1996)..............................................................

10.22       --Supplemental  Retirement  Agreement  dated  October 3, 1994  between the  Registrant  and Ron
                 Marshall  (incorporated by reference from Registrant's  Annual Report on Form 10-K for the year ended February 3, 1996)..............................................................

10.23*      --Employment Agreement dated April 1, 1997 among the Registrant, John Sheehan and SMG-II.......

10.24*      --Resignation Agreement dated as of November 4, 1997 among Registrant, Neill Crowley and SMG-II

10.25       --Employment  Agreement  dated as of  September  9, 1994  between  Registrant  and Ron Marshall
                 (incorporated  by  reference  from  Registrant's  Annual  Report on Form 10-K for the year ended February 3, 1996)...................................................................

10.26*      --Resignation Agreement dated as of November 4, 1997 among  Registrant, Ron Rallo and SMG-II...

10.27       --Employment  Agreement dated as of October 8, 1996 among  Registrant,  SMG-II and James Donald
                 (incorporated  by  reference  from  Registrant's  Annual  Report on Form 10-K for the year ended February 1, 1997)...................................................................

12.1*       --Statements Regarding Computation of Ratio of Earnings to Fixed Charges.......................

22.1*       --List of Subsidiaries of the Registrant.......................................................

24.1*        --Power of Attorney of Robert J. Mylod, Jr.



------------
*    Filed herewith.
**   Confidential treatment requested