Form 10-Q
period 1998-08-01
PATHMARK STORES INC
filed 1998-09-15
CIK 95585

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

           For the Quarter Ended                  Commission File Number
              August 1, 1998                             1-5287

                              Pathmark Stores, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-2879612
(State of other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

           200 Milik Street                                07008
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

                      Yes      /X/              No
                          ---------------          ---------------

         As of August 1, 1998, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements


                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (in thousands)

                                                               13 Weeks Ended                     26 Weeks Ended
                                                          --------------------------          -------------------------
                                                           August 1,        August 2,         August 1,        August 2,
                                                             1998             1997              1998             1997
                                                          ----------        ---------      ------------       -----------
Sales...............................................     $   922,909      $   931,833      $  1,838,924      $  1,854,152
Cost of sales (exclusive of depreciation
    and amortization shown separately below)........         661,084          669,683         1,312,946         1,332,740
                                                          ----------        ---------      ------------       -----------
Gross profit........................................         261,825          262,150           525,978           521,412
Selling, general and administrative expenses........         204,339          213,095           415,404           425,436
Depreciation and amortization.......................          19,713           19,942            39,361            40,116
                                                          ----------        ---------      ------------       -----------
Operating earnings..................................          37,773           29,113            71,213            55,860
Interest expense....................................         (39,938)         (41,262)          (80,812)          (82,552)
                                                          ----------        ---------      ------------       -----------
Loss before income tax (provision) benefit and
   extraordinary items..............................          (2,165)         (12,149)           (9,599)          (26,692)
Income tax (provision) benefit......................             (13)           4,836               (40)           10,537
                                                          ----------        ---------      ------------       -----------
Loss before extraordinary items.....................          (2,178)          (7,313)           (9,639)          (16,155)
Extraordinary items, net of an income tax
   benefit..........................................              --           (7,488)               --            (7,488)
                                                          ----------        ---------      ------------       -----------
Net loss............................................     $    (2,178)     $   (14,801)     $     (9,639)     $    (23,643)
                                                          ----------        ---------      ------------       -----------
                                                          ----------        ---------      ------------       -----------





           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)


                                                                              August 1,             January 31,
                                                                                1998                   1998
                                                                             -----------             ----------
ASSETS
Current Assets
    Cash and cash equivalents........................................      $      10,348           $     60,076
    Accounts receivable, net.........................................             10,778                 10,928
    Merchandise inventories..........................................            153,978                148,775
    Deferred income taxes, net.......................................             10,551                 10,621
    Prepaid expenses.................................................             22,925                 21,449
    Due from suppliers...............................................             43,419                 13,027
    Other current assets.............................................             12,383                 11,331
                                                                            ------------           ------------
       Total Current Assets..........................................            264,382                276,207
Property and Equipment, Net..........................................            500,488                529,542
Deferred Financing Costs, Net........................................             16,601                 18,547
Deferred Income Taxes, Net...........................................             44,170                 43,389
Other Assets.........................................................             33,927                 32,687
                                                                            ------------           ------------
                                                                           $     859,568           $    900,372
                                                                            ------------           ------------
                                                                            ------------           ------------
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
    Accounts payable and book overdrafts.............................      $      97,047           $    154,814
    Current maturities of long-term debt.............................             36,037                 43,478
    Income taxes payable.............................................                604                  1,771
    Accrued payroll and payroll taxes................................             49,011                 49,533
    Current portion of lease obligations.............................             23,614                 24,337
    Accrued interest payable.........................................             20,478                 18,300
    Accrued expenses and other current liabilities...................             91,041                 93,297
                                                                            ------------           ------------
       Total Current Liabilities.....................................            317,832                385,530
                                                                            ------------           ------------
Long-Term Debt.......................................................          1,249,546              1,177,898
                                                                            ------------           ------------
Lease Obligations, Long-Term.........................................            169,781                170,273
                                                                            ------------           ------------
Other Noncurrent Liabilities.........................................            235,760                244,011
                                                                            ------------           ------------
Commitments and Contingencies (Note 6)
Stockholder's Deficiency
    Common Stock, $.10 par value.....................................                 --                     --
       Authorized, issued and outstanding: 100 shares
    Paid-in Capital..................................................             69,603                 68,703
    Accumulated Deficit..............................................         (1,155,682)            (1,146,043)
    Note Receivable from PTK Holdings, Inc...........................            (27,272)                    --
                                                                            ------------           ------------
       Total Stockholder's Deficiency................................         (1,113,351)            (1,077,340)
                                                                            ------------           ------------
                                                                           $     859,568           $    900,372
                                                                            ------------           ------------
                                                                            ------------           ------------



           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (Unaudited)
                                 (in thousands)


                                                                                                Note
                                                                                             Receivable         Total
                                                   Common     Paid-in       Accumulated       from PTK       Stockholder's
                                                    Stock     Capital         Deficit       Holdings, Inc.    Deficiency
                                                    -------    --------    -------------    --------------    -------------
Balance, January 31, 1998......................     $ --      $  68,703   $   (1,146,043)    $      --       $  (1,077,340)
   Net loss....................................       --             --           (9,639)           --              (9,639)
   Note receivable from PTK
    Holdings, Inc..............................       --             --               --       (26,471)            (26,471)
   Accretion on note receivable from
    PTK Holdings, Inc..........................       --            801               --          (801)                 --
   Dividend to PTK Holdings, Inc...............       --            (20)              --            --                 (20)
   Capital contribution from SMG-II
    Holdings Corporation.......................       --            119               --            --                 119
                                                    -------    --------    -------------       ---------      -------------
Balance,  August 1, 1998.......................     $ --      $  69,603   $   (1,155,682)    $ (27,272)      $  (1,113,351)
                                                    -------    --------    -------------       ---------      -------------
                                                    -------    --------    -------------       ---------      -------------
Balance, February 1, 1997......................     $ --      $  68,703   $   (1,110,369)    $      --       $  (1,041,666)
   Net loss....................................       --             --          (23,643)           --             (23,643)
                                                    -------    --------    -------------       ---------      -------------
Balance, August 2, 1997........................     $ --      $  68,703   $   (1,134,012)    $      --       $  (1,065,309)
                                                    -------    --------    -------------       ---------      -------------
                                                    -------    --------    -------------       ---------      -------------






          See notes to consolidated financial statements (unaudited).
                                        3

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                                      26 Weeks Ended
                                                                                                 -------------------------
                                                                                                August 1,       August 2,
                                                                                                   1998            1997
                                                                                                 ---------       ---------
Operating Activities
   Net loss.................................................................................    $   (9,639)     $  (23,643)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Extraordinary loss on early extinguishment of debt....................................            --           7,488
      Depreciation and amortization.........................................................        41,171          42,133
      Deferred income tax benefit...........................................................          (711)        (15,993)
      Interest accruable but not payable....................................................        10,055           9,013
      Amortization of original issue discount...............................................           178             177
      Amortization of debt issuance costs...................................................         2,053           3,510
      (Gain) loss on disposal of property and equipment.....................................        (4,562)             89
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net............................................................           150           1,079
        Merchandise inventories.............................................................        (5,203)         20,592
        Income taxes........................................................................           552           2,871
        Other current assets................................................................       (34,259)           (336)
        Other assets........................................................................           877          (1,794)
        Accounts payable....................................................................       (31,437)        (16,531)
        Accrued interest payable............................................................         2,172          (1,711)
        Accrued expenses and other current liabilities......................................        (4,583)         (1,177)
        Other noncurrent liabilities........................................................       (18,071)        (14,008)
                                                                                                 ---------       ---------
          Cash provided by (used for) operating activities..................................       (51,257)         11,759
                                                                                                 ---------       ---------
Investing Activities
   Property and equipment expenditures......................................................       (16,905)        (13,608)
   Proceeds from disposition of property and equipment......................................        28,267          25,470
                                                                                                 ---------       ---------
          Cash provided by investing activities.............................................        11,362          11,862
                                                                                                 ---------       ---------
Financing Activities
   Increase (decrease) in working capital facilities borrowings.............................        63,400         (52,600)
   Repayments of term loans.................................................................        (3,783)       (243,127)
   Decrease in book overdrafts..............................................................       (26,330)         (8,306)
   Increase in other borrowings.............................................................         3,129           1,562
   Repayment of other long-term borrowings..................................................        (8,772)         (4,322)
   Reduction in lease obligations...........................................................       (10,879)        (10,615)
   Deferred financing fees..................................................................          (107)         (8,292)
   Note receivable from PTK Holdings, Inc...................................................       (26,471)             --
   Dividend to PTK Holdings, Inc............................................................           (20)             --
   Borrowings under Term Loan in connection with the Credit Agreement.......................            --         300,000
   Premiums incurred in early extinguishment of debt........................................            --            (132)
                                                                                                 ---------       ---------
          Cash used for financing activities................................................        (9,833)        (25,832)
                                                                                                 ---------       ---------
Decrease in cash and cash equivalents.......................................................       (49,728)         (2,211)
Cash and cash equivalents at beginning of period............................................        60,076           9,880
                                                                                                 ---------       ---------
Cash and cash equivalents at end of period..................................................    $   10,348      $    7,669
                                                                                                 ---------       ---------
                                                                                                 ---------       ---------
Supplemental Disclosures of Cash Flow Information
   Interest paid............................................................................    $   66,496      $   71,507
                                                                                                 ---------       ---------
                                                                                                 ---------       ---------
   Income taxes paid........................................................................    $    2,346      $    3,143
                                                                                                 ---------       ---------
                                                                                                 ---------       ---------
Noncash Investing and Financing Activities
   Capital lease obligations................................................................    $   10,460      $   13,669
                                                                                                 ---------       ---------
                                                                                                 ---------       ---------


See notes to consolidated financial statements (unaudited).
                                        4

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1--Organization and Basis of Presentation

    Pathmark Stores, Inc. (the "Company") operated 135 supermarkets as of August 1, 1998, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings").

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

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the second quarter and six-month period of Fiscal 1998; therefore, no income tax benefit has been recognized.

Note 2--Long-Term Debt

    Long-term debt is comprised of the following (dollars in thousands):

                                                                                          August 1,        January 31,
                                                                                             1998             1998
                                                                                         -----------       -----------
Term loan ("Term Loan").............................................................   $     259,467      $    263,250
Working capital facility ("Working Capital Facility")...............................          63,400                --
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes").............         438,312           438,134
11.625% Subordinated Notes due 2002 ("Subordinated Notes")..........................         199,017           199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures")................          95,750            95,750
10.75% Deferred Coupon Notes due 2003 ("Deferred Coupon Notes").....................         197,123           187,068
Debt payable to Holdings............................................................             983               983
Industrial revenue bonds............................................................           8,561             6,375
Other debt (primarily mortgages)....................................................          22,970            30,799
                                                                                         -----------       -----------
Total debt..........................................................................       1,285,583         1,221,376
Less: current maturities............................................................          36,037            43,478
                                                                                         -----------       -----------
Long-term portion...................................................................    $  1,249,546      $  1,177,898
                                                                                         -----------       -----------
                                                                                         -----------       -----------


Note 3--Stockholder's Deficiency

    During the second quarter of Fiscal 1998, in conjunction with the pay down of debt by PTK, Pathmark loaned $26.5 million to PTK in the form of a 14 1/2% discount note, due May 12, 2003, accreting to a maturity value of $53.3 million. PTK is not required to pay cash interest on this note. The note receivable from PTK has been reflected as a separate component of stockholder's deficiency and Pathmark is not reflecting interest income in its statement of operations related to this note. Accordingly, the accretion on this note is offset by a corresponding credit to paid-in capital.

    In addition, during the second quarter of Fiscal 1998, SMG-II Holdings Corporation ("SMG-II"), the Company's ultimate parent, issued restricted stock grants ("Stock Grants") to certain officers and key employees of the Company. The Stock Grants will vest in seven years or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in their entirety upon the occurrence of a termination event, as defined. The Stock Grants were valued at $5.0 million at the date of issuance, based on an independent appraisal, and are being amortized as compensation expense in the Company's statement of operations over the seven-year vesting period, with a corresponding credit to paid-in capital.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)




Note 3--Stockholder's Deficiency--(Continued)

    During the second quarter of Fiscal 1998, the Company paid a dividend of $20.0 thousand to its stockholder to pay for its administrative expenses. Such dividend is limited to $100.0 thousand per year in accordance with the bank credit agreement ("Credit Agreement").

Note 4--Selling, General and Administrative Expenses ("SG&A")

     SG&A for the second quarter and six-month period of Fiscal 1998 are net of a gain of $5.1 million related to the sale of certain real estate.

Note 5--Interest Expense

      Interest expense is comprised of the following (dollars in thousands):

                                                              13 Weeks Ended                   26 Weeks Ended
                                                         -------------------------         ------------------------
                                                        August 1,        August 2,       August 1,        August 2,
                                                           1998            1997             1998            1997
                                                         ---------        --------         -------         --------
Term loans..........................................     $   5,361       $   5,393        $  10,665       $  10,523
Working capital facilities..........................         1,458           1,705            1,998           3,472
Senior Subordinated Notes
    Amortization of original issue discount.........            89              89              178             177
    Currently payable...............................        10,587          10,587           21,175          21,175
Subordinated Notes..................................         5,812           5,812           11,625          11,625
Subordinated Debentures.............................         3,022           3,022            6,044           6,044
Deferred Coupon Notes
    Accrued but not payable.........................         5,118           4,565           10,055           9,013
Amortization of debt issuance costs.................         1,022           1,609            2,053           3,510
Lease obligations...................................         5,419           5,589           10,908          11,070
Other, net..........................................         2,050           2,891            6,111           5,943
                                                         ---------        --------          -------         --------

Interest expense....................................     $  39,938       $  41,262        $  80,812       $  82,552
                                                         ---------        --------        ---------         --------
                                                         ---------        --------        ---------         --------


      The majority of the cash interest payments are scheduled in the second and fourth quarters.

Note 6--Contingencies

    Rickel:
      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into nine leases for certain of the Company's owned real estate properties with Rickel Home Centers, Inc. ("Rickel"), as tenant.
In addition, the Company assigned to Rickel 26 third party leases.

      In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the filing, of the 35 locations leased to Rickel, Rickel entered into an agreement in 1998 to assign the leases of 16 locations to Staples, Inc., nine leases have either been terminated or assigned to third parties and ten rejected leases are being actively marketed by the Company to other prospective tenants.

      Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability, which may occur, including the future rent and real estate taxes, net of expected sublease recoveries.

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

                              PATHMARK STORES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The matters discussed herein, with the exception of historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates and the general economic conditions in the Company's trading areas.

Results of Operations

   Sales:
    Sales in the second quarter of Fiscal 1998 were $922.9 million compared to $931.8 million in the prior year, a decrease of 1.0%. For the six-month period of Fiscal 1998, sales were $1,838.9 million compared to $1,854.2 million in the prior year, a decrease of 0.8%. However, same store sales increased 0.5% and 1.1% for the second quarter and six-month period, respectively. Sales in the second quarter and six-month period of Fiscal 1998 compared to the prior year were impacted by sold and closed stores, partially offset by new store openings and same store sales increases. The Company operated 135 and 138 supermarkets at the end of the second quarters of Fiscal 1998 and Fiscal 1997, respectively.

   Gross Profit:
    Gross profit in the second quarter of Fiscal 1998 was $261.8 million or 28.4% of sales compared with $262.2 million or 28.1% of sales in the prior year. For the six-month period of Fiscal 1998, gross profit was $526.0 million or 28.6% of sales compared to $521.4 million or 28.1% for the prior year. The increase in gross profit as a percentage of sales for the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to the savings realized from the Company's outsourcing at the end of Fiscal 1997 of certain of its distribution center operations to C&S Wholesale Grocers, Inc. ("C&S") and improvements in the perishables mix. The cost of goods sold amounts were affected by a pretax LIFO charge of $0.35 million and $0.5 million in the second quarters of Fiscal 1998 and Fiscal 1997, respectively, and a pretax LIFO charge of $0.7 million and $0.9 million in the six-month periods of Fiscal 1998 and Fiscal 1997, respectively.

   SG&A:
    SG&A in the second quarter of Fiscal 1998 decreased $8.8 million or 4.1% compared to the prior year and decreased $10.0 million or 2.4% in the six-month period of Fiscal 1998 compared to the prior year. As a percentage of sales, SG&A was 22.1% in the second quarter of Fiscal 1998, down from 22.9% in the prior year and was 22.6% for the six-month period of Fiscal 1998 down from 22.9% in the prior year. The decrease in SG&A in the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to the gain recognized on the sale of certain real estate, lower advertising and insurance expense, along with lower operating costs which resulted from sold and closed stores. Excluding the gain on the sale of real estate, SG&A as a percentage of sales were 22.7% and 22.9% for the second quarter and six-month period of Fiscal 1998.

   Depreciation and Amortization:
    Depreciation and amortization of $19.7 million in the second quarter of Fiscal 1998 was $0.2 million lower than the prior year of $19.9 million. For the six-month period of Fiscal 1998, depreciation and amortization of $39.4 million was $0.7 million lower than the prior year of $40.1 million. The decrease in depreciation and amortization expense in the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to the sale of certain of the Company's distribution center facilities at the end of Fiscal 1997 as part of its transaction with C&S, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.7 million and $0.9 million in the second quarters of Fiscal 1998 and Fiscal 1997, respectively, and $1.5 million and $1.7 million in the six-month periods of Fiscal 1998 and Fiscal 1997, respectively.

                              PATHMARK STORES, INC.

   Operating Earnings:
    Operating earnings in the second quarter of Fiscal 1998 were $37.8 million compared with the prior year of $29.1 million. For the six-month period of Fiscal 1998, operating earnings were $71.2 million compared with $55.9 million in the prior year. The increase in operating earnings in the second quarter of Fiscal 1998 compared to the prior year was due to lower SG&A. The increase in operating earnings in the six-month period of Fiscal 1998 compared to the prior year was due to higher gross profit and lower SG&A.

   Interest Expense:
    Interest expense was $39.9 million in the second quarter of Fiscal 1998 compared to $41.3 million in the prior year and $80.8 million for the six-month period of Fiscal 1998 compared to $82.6 million. The decrease in interest expense in the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to lower levels of borrowings under the working capital facilities and lower amortization of debt issuance costs, partially offset by the debt accretion on the Deferred Coupon Notes.

   Income Taxes:
    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first and second quarters of Fiscal 1998; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $54.7 million at August 1, 1998 will be realized through the implementation of tax strategies which could generate taxable income. The income tax benefit for the second quarter and six-month period of Fiscal 1997 was $4.8 million and $10.5 million, respectively.

    During the six-month period of Fiscal 1998, the Company made income tax payments of $2.3 million and received income tax refunds of $0.5 million. During the six-month period of Fiscal 1997, the Company made income tax payments of $3.1 million and received income tax refunds of $0.5 million.

   Extraordinary Items:
    During the second quarter of Fiscal 1997, in connection with the then executed $500 million Credit Agreement, the Company wrote off deferred financing fees of $12.8 million related to the former bank credit agreement, resulting in a net loss on early extinguishment of debt of $7.4 million. In addition, during the second quarter of Fiscal 1997, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $2.9 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.1 million.

   Summary of Operations:
    The Company's net loss in the second quarter of Fiscal 1998 was $2.2 million compared to a net loss of $14.8 million for the prior year. For the six-month period of Fiscal 1998, the Company's net loss was $9.6 million compared to a net loss of $23.6 million in the prior year. The decrease in net loss in the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to higher operating earnings and lower interest expense in Fiscal 1998 and the extraordinary loss in Fiscal 1997, partially offset by a reduction in the income tax benefit.

   EBITDA-FIFO:
      EBITDA-FIFO was $53.6 million and $50.6 million in the second quarters of Fiscal 1998 and Fiscal 1997, respectively and $107.9 million and $98.9 million for the six-month period of Fiscal 1998 and Fiscal 1997, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

                             PATHMARK STORES, INC.

Financial Condition
   Debt Service:
    During the six-month period of Fiscal 1998, total debt increased $64.2 million from Fiscal 1997 year end due to borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by a decrease in certain mortgages. Borrowings under the Working Capital Facility were $63.4 million at August 1, 1998 and $68.8 million at September 10, 1998. In addition, during the six-month period of Fiscal 1998, total lease obligations decreased $1.2 million from Fiscal 1997 year end.

    During the second quarter of Fiscal 1998, in conjunction with the pay down of debt by PTK, Pathmark loaned $26.5 million to PTK in the form of a 14 1/2% discount note, due May 12, 2003, accreting to a maturity value of $53.3 million. PTK is not required to pay cash interest on this note.

    During the first six months of Fiscal 1998, the Company sold certain real estate for $26.9 million and recognized a gain of $5.1 million in the second quarter of Fiscal 1998. The proceeds were used to pay down the related mortgages and a portion of the Working Capital Facility.

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

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) is as follows (dollars in millions):

                                                             Principal
           Fiscal Years                                      Payments
           ------------                                      --------
              1998(a)...................................    $     29.5
              1999......................................          12.1
              2000......................................          75.1
              2001......................................         336.0
              2002......................................         195.9
              2003......................................         636.7
              Thereafter................................           0.3
                                                             ---------

              Total.....................................    $  1,285.6
                                                             ---------
                                                             ---------

------------
(a)  Subsequent to August 1, 1998
   Liquidity:

    The consolidated financial statements of the Company indicate that, at August 1, 1998, current liabilities exceeded current assets by $53.5 million and stockholder's deficiency was $1.1 billion. Cash used for operating activities was $51.3 million in the six-month period of Fiscal 1998 compared to cash provided by operating activities of $11.8 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Management believes that cash flows generated from operations (excluding the C&S transitional related items), supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

                             PATHMARK STORES, INC.

   The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at August 1, 1998 and, based on management's operating projections for Fiscal 1998, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

    Capital Expenditures:

      Capital expenditures for the second quarter of Fiscal 1998, including property acquired under capital leases, were $7.9 million compared to $15.5 million for the prior year and for the six-month period of Fiscal 1998 were $27.4 million compared to $27.3 million for the prior year. During the six-month period of Fiscal 1998, the Company completed nine renovations to existing supermarkets. During the remainder of Fiscal 1998, the Company plans to open one new Pathmark store and complete up to an aggregate of 11 renovations and enlargements. In addition, the Company has announced the closing of three stores, which will occur during the third quarter of Fiscal 1998. Capital expenditures for Fiscal 1998, including property to be acquired under capital leases, are estimated to be $79.0 million. Management believes that cash flows generated from operations (excluding the C&S transitional related items), supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

    Cash Flows:

      Cash used for operating activities was $51.3 million in the six-month period of Fiscal 1998 compared to cash provided by operating activities of $11.8 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Cash provided by investing activities was $11.4 million in the six-month period of Fiscal 1998 compared to $11.9 million in the prior year. The decrease in cash provided by investing activities was primarily due to an increase in expenditures of property and equipment, partially offset by an increase in proceeds from property dispositions. Cash used for financing activities was $9.8 million in the six-month period of Fiscal 1998 compared to $25.8 million in the prior year. The decrease in cash used for financing activities was primarily due to an increase in borrowings under the Working Capital Facility in Fiscal 1998, as compared to the borrowings under the Term Loan, net of repaying in full the former term loan and former working capital facility in conjunction with the Credit Agreement in Fiscal 1997 and a decrease in deferred financing fees related to the Credit Agreement in Fiscal 1997, partially offset by a decrease in book overdrafts related to the C&S transition and the note receivable from PTK.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:   none

    (b) Reports on Form 8-K:  not applicable



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                              PATHMARK STORES, INC.





                                    By         /s/ Frank Vitrano
                                         -------------------------------
                                                 (Frank Vitrano)
                                            Senior Vice President and
                                             Chief Financial Officer




                                    By         /s/ Joseph Adelhardt
                                         -------------------------------
                                                (Joseph Adelhardt)
                                         Senior Vice President and Controller,
                                             Chief Accounting Officer





Date: September 15, 1998