Form 10-Q
period 1998-10-31
PATHMARK STORES INC
filed 1998-12-15
CIK 95585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

      FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
        OCTOBER 31, 1998                                      1-5287

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               22-2879612
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

            200 MILIK STREET                                       07008
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

                                     Yes   /X /     No   / /

    As of October 31, 1998, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

================================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                               13 WEEKS ENDED                 39 WEEKS ENDED
                                                          --------------------------     -------------------------
                                                          OCTOBER 31,    NOVEMBER 1,     OCTOBER 31,    NOVEMBER 1,
                                                             1998           1997            1998           1997
                                                          ----------     ----------      ----------     ----------
Sales...............................................      $  899,990     $  900,986      $2,738,914     $2,755,138
Cost of sales (exclusive of depreciation
    and amortization shown separately below)........         644,463        652,812       1,957,409      1,985,552
                                                          ----------     ----------      ----------     ----------
Gross profit........................................         255,527        248,174         781,505        769,586
Selling, general and administrative expenses........         210,383        205,292         625,787        630,728
Depreciation and amortization.......................          19,577         21,366          58,938         61,482
                                                          ----------     ----------      ----------     ----------
Operating earnings..................................          25,567         21,516          96,780         77,376
Interest expense....................................         (39,801)       (40,368)       (120,613)      (122,920)
                                                          ----------     ----------      ----------     ----------
Loss before income tax (provision) benefit and
   extraordinary items..............................         (14,234)       (18,852)        (23,833)       (45,544)
Income tax (provision) benefit......................             (34)         7,630             (74)        18,167
                                                          ----------     ----------      ----------     ----------
Loss before extraordinary items.....................         (14,268)       (11,222)        (23,907)       (27,377)
Extraordinary items, net of an income tax
   benefit..........................................              --             --              --         (7,488)
                                                          ----------     ----------      ----------     ----------
Net loss............................................      $  (14,268)    $  (11,222)     $  (23,907)    $  (34,865)
                                                          ==========     ==========      ==========     ==========


          See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)

                                                                             OCTOBER 31,            JANUARY 31,
                                                                                1998                   1998
                                                                            ------------           ------------
ASSETS
Current Assets
    Cash and cash equivalents........................................       $     10,069           $     60,076
    Accounts receivable, net.........................................             13,305                 10,928
    Merchandise inventories..........................................            168,295                148,775
    Deferred income taxes, net.......................................              6,622                 10,621
    Prepaid expenses.................................................             22,371                 21,449
    Due from suppliers...............................................             49,573                 13,027
    Other current assets.............................................             10,697                 11,331
                                                                            ------------           ------------
       Total Current Assets..........................................            280,932                276,207
Property and Equipment, Net..........................................            491,155                529,542
Deferred Financing Costs, Net........................................             16,255                 18,547
Deferred Income Taxes, Net...........................................             44,471                 43,389
Other Assets.........................................................             37,552                 32,687
                                                                            ------------           ------------
                                                                            $    870,365           $    900,372
                                                                            ============           ============
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
    Accounts payable and book overdrafts.............................       $    118,235           $    154,814
    Current maturities of long-term debt.............................             19,250                 43,478
    Income taxes payable.............................................                436                  1,771
    Accrued payroll and payroll taxes................................             47,300                 49,533
    Current portion of lease obligations.............................             22,053                 24,337
    Accrued interest payable.........................................             39,255                 18,300
    Accrued expenses and other current liabilities...................             91,295                 93,297
                                                                            ------------           ------------
       Total Current Liabilities.....................................            337,824                385,530
                                                                            ------------           ------------
Long-Term Debt.......................................................          1,267,073              1,177,898
                                                                            ------------           ------------
Lease Obligations, Long-Term.........................................            164,268                170,273
                                                                            ------------           ------------
Other Noncurrent Liabilities.........................................            228,661                244,011
                                                                            ------------           ------------
Commitments and Contingencies (Note 6)
Stockholder's Deficiency
    Common Stock, $.10 par value.....................................                 --                     --
       Authorized, issued and outstanding: 100 shares
    Paid-in Capital..................................................             70,722                 68,703
    Accumulated Deficit..............................................         (1,169,950)            (1,146,043)
    Note Receivable from PTK Holdings, Inc. .........................            (28,233)                    --
                                                                            ------------           ------------
       Total Stockholder's Deficiency................................         (1,127,461)            (1,077,340)
                                                                            ------------           ------------
                                                                            $    870,365           $    900,372
                                                                            ============           ============


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (UNAUDITED)
                                 (in thousands)

                                                                                                NOTE
                                                                                              RECEIVABLE         TOTAL
                                                    COMMON     PAID-IN      ACCUMULATED        FROM PTK       STOCKHOLDER'S
                                                     STOCK     CAPITAL        DEFICIT        HOLDINGS, INC.     DEFICIENCY
                                                    -------    --------    -------------     -------------    -------------
Balance, January 31, 1998......................     $    --    $ 68,703    $  (1,146,043)      $      --      $  (1,077,340)
   Net loss....................................          --          --          (23,907)             --            (23,907)
   Note receivable from PTK
    Holdings, Inc. ............................          --          --               --         (26,471)           (26,471)
   Accretion on note receivable from
    PTK Holdings, Inc. ........................          --       1,762               --          (1,762)                --
   Dividend to PTK Holdings, Inc...............          --         (40)              --              --                (40)
   Capital contribution from SMG-II
    Holdings Corporation.......................          --         297               --              --                297
                                                    -------    --------    -------------       ---------      -------------

Balance, October 31, 1998......................     $    --    $ 70,722    $  (1,169,950)      $ (28,233)     $  (1,127,461)
                                                    =======    ========    =============       =========      =============

Balance, February 1, 1997......................     $    --    $ 68,703    $  (1,110,369)      $      --      $  (1,041,666)
   Net loss....................................          --          --          (34,865)             --            (34,865)
                                                    -------    --------    -------------       ---------      -------------

Balance, November 1, 1997......................     $    --    $ 68,703    $  (1,145,234)      $      --      $  (1,076,531)
                                                    =======    ========    =============       =========      =============


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                      39 WEEKS ENDED
                                                                                                ---------------------------
                                                                                                OCTOBER 31,     NOVEMBER 1,
                                                                                                   1998            1997
                                                                                                -----------     -----------
Operating Activities
   Net loss.................................................................................     $ (23,907)      $ (34,865)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Extraordinary loss on early extinguishment of debt....................................            --           7,488
      Depreciation and amortization.........................................................        61,716          64,499
      Deferred income tax benefit...........................................................          (583)        (23,622)
      Interest accruable but not payable....................................................        15,362          13,700
      Amortization of original issue discount...............................................           266             265
      Amortization of debt issuance costs...................................................         3,069           4,526
      (Gain) loss on disposal of property and equipment.....................................        (4,560)            117
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net............................................................        (2,377)          2,573
        Merchandise inventories.............................................................       (19,520)         14,128
        Income taxes........................................................................         2,165           3,346
        Due from suppliers..................................................................       (36,546)          2,717
        Other current assets................................................................        (2,443)         (6,117)
        Other assets........................................................................        (2,695)          6,124
        Accounts payable....................................................................       (16,381)        (23,886)
        Accrued interest payable............................................................        20,910          15,169
        Accrued expenses and other current liabilities......................................        (4,321)         (3,144)
        Other noncurrent liabilities........................................................       (24,496)        (17,597)
                                                                                                 ---------       ---------
          Cash provided by (used for) operating activities..................................       (34,341)         25,421
                                                                                                 ---------       ---------
Investing Activities
   Property and equipment expenditures......................................................       (27,932)        (20,702)
   Proceeds from disposition of property and equipment......................................        28,377          25,475
                                                                                                 ---------       ---------
          Cash provided by investing activities.............................................           445           4,773
                                                                                                 ---------       ---------
Financing Activities
   Increase (decrease) in working capital facilities borrowings.............................        57,800         (48,300)
   Repayments of term loans.................................................................        (5,674)       (245,252)
   Decrease in book overdrafts..............................................................       (20,198)        (10,574)
   Increase in other borrowings.............................................................        26,652           1,956
   Repayment of other long-term borrowings..................................................       (29,459)         (5,265)
   Reduction in lease obligations...........................................................       (17,944)        (15,902)
   Deferred financing fees..................................................................          (777)         (8,253)
   Note receivable from PTK Holdings, Inc. .................................................       (26,471)             --
   Dividend to PTK Holdings, Inc............................................................           (40)             --
   Borrowings under Term Loan in connection with the Credit Agreement.......................            --         300,000
   Premiums incurred in early extinguishment of debt........................................            --            (132)
                                                                                                 ---------       ---------
          Cash used for financing activities................................................       (16,111)        (31,722)
                                                                                                 ---------       ---------
Decrease in cash and cash equivalents.......................................................       (50,007)         (1,528)
Cash and cash equivalents at beginning of period............................................        60,076           9,880
                                                                                                 ---------       ---------
Cash and cash equivalents at end of period..................................................     $  10,069       $   8,352
                                                                                                 =========       =========
Supplemental Disclosures of Cash Flow Information
   Interest paid............................................................................     $  83,115       $  87,455
                                                                                                 =========       =========
   Income taxes paid........................................................................     $   2,361       $   3,158
                                                                                                 =========       =========
Noncash Investing and Financing Activities
   Capital lease obligations................................................................     $  10,425       $  17,917
                                                                                                 =========       =========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Pathmark Stores, Inc. (the "Company") operated 132 supermarkets as of October 31, 1998, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings").

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

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the third quarter and nine-month period of Fiscal 1998; therefore, no income tax benefit has been recognized.

NOTE 2--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                                         OCTOBER 31,       JANUARY 31,
                                                                                            1998              1998
                                                                                        ------------      ------------
Term loan ("Term Loan").............................................................     $   257,576       $   263,250
Working capital facility ("Working Capital Facility")...............................          57,800                --
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes").............         438,400           438,134
11.625% Subordinated Notes due 2002 ("Subordinated Notes")..........................         199,017           199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures")................          95,750            95,750
10.75% Deferred Coupon Notes due 2003 ("Deferred Coupon Notes").....................         202,430           187,068
Debt payable to Holdings............................................................             983               983
Industrial revenue bonds............................................................           8,529             6,375
Other debt (primarily mortgages)....................................................          25,838            30,799
                                                                                         -----------       -----------
Total debt..........................................................................       1,286,323         1,221,376
Less: current maturities............................................................          19,250            43,478
                                                                                         -----------       -----------
Long-term portion...................................................................     $ 1,267,073       $ 1,177,898
                                                                                         ===========       ===========

    During the third quarter of Fiscal 1998, the Company paid in full $20.1 million of mortgages, due December 1998, on six properties through a $23.3 million refinancing of four of these properties. The new mortgages are payable in installments through Fiscal 2008, including a scheduled final payment of $18.6 million. In connection with the refinancing, $5.0 million was placed in escrow and the Company expects to receive such $5.0 million in the fourth quarter of Fiscal 1998.

NOTE 3--STOCKHOLDER'S DEFICIENCY

    During the second quarter of Fiscal 1998, in conjunction with the paydown of debt by PTK, Pathmark loaned $26.5 million to PTK in the form of a 14 1/2% discount note, due May 12, 2003, accreting to a maturity value of $53.3 million. PTK is not required to pay cash interest on this note. The note receivable from PTK has been reflected as a separate component of stockholder's deficiency and Pathmark is not reflecting interest income in its consolidated statements of operations related to this note. Accordingly, the accretion on this note is offset by a corresponding credit of $1.8 million to paid-in capital.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 3--STOCKHOLDER'S DEFICIENCY--(CONTINUED)

    In addition, during the second quarter of Fiscal 1998, SMG-II Holdings Corporation ("SMG-II"), the Company's ultimate parent, issued restricted stock grants ("Stock Grants") to certain officers and key employees of the Company. The Stock Grants will vest in seven years or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in their entirety upon the occurrence of a termination event, as defined. The Stock Grants were valued at $5.0 million at the date of issuance, based on an independent appraisal, and are being amortized as compensation expense in the Company's consolidated statements of operations over the seven-year vesting period, with a corresponding credit of $0.3 million to paid-in capital.

    During the nine-month period of Fiscal 1998, the Company paid a dividend of $40.0 thousand to its stockholder to pay for its administrative expenses. Such dividend is limited to $0.1 million per year in accordance with the bank credit agreement ("Credit Agreement").

NOTE 4--SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

    SG&A for the nine-month period of Fiscal 1998 are net of a gain of $5.1 million related to the sale of certain real estate.

NOTE 5--INTEREST EXPENSE

      Interest expense is comprised of the following (dollars in thousands):

                                                              13 WEEKS ENDED                   39 WEEKS ENDED
                                                         -------------------------        -------------------------
                                                         OCTOBER 31,     NOVEMBER 1,      OCTOBER 31,     NOVEMBER 1,
                                                           1998            1997             1998            1997
                                                         ---------       ---------        ---------       ---------
Term loans..........................................     $   5,275       $   6,156        $  15,940       $  16,679
Working capital facilities..........................         1,622             671            3,620           4,143
Senior Subordinated Notes
    Amortization of original issue discount.........            88              88              266             265
    Currently payable...............................        10,588          10,588           31,763          31,763
Subordinated Notes..................................         5,813           5,813           17,438          17,438
Subordinated Debentures.............................         3,022           3,022            9,066           9,066
Deferred Coupon Notes
    Accrued but not payable.........................         5,307           4,687           15,362          13,700
Amortization of debt issuance costs.................         1,016           1,016            3,069           4,526
Lease obligations...................................         5,245           5,390           16,153          16,460
Other, net..........................................         1,825           2,937            7,936           8,880
                                                         ---------       ---------        ---------       ---------
Interest expense....................................     $  39,801       $  40,368        $ 120,613       $ 122,920
                                                         =========       =========        ========        =========

      The majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 6--CONTINGENCIES

    RICKEL:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into nine leases for certain of the Company's owned real estate properties, including a distribution center, with Rickel Home Centers, Inc. ("Rickel"), as tenant. In addition, the Company assigned to Rickel 26 third party leases.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 6--CONTINGENCIES--(CONTINUED)

      In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the filing, of the 35 locations leased to Rickel, Rickel entered into an agreement in 1998 to assign the leases of 16 locations to Staples, Inc., 10 leases have either been terminated or assigned to third parties and nine rejected leases are being actively marketed by the Company to other prospective tenants. Subsequent to the end of the third quarter of Fiscal 1998, the Company sold the distribution center, previously leased to Rickel, for $22.9 million.

      Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability, which may occur, including the future rent and real estate taxes, net of expected sublease recoveries and asset sales.

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

                              PATHMARK STORES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    SALES:

      Sales in the third quarter of Fiscal 1998 were $900.0 million compared to $901.0 million in the prior year, a decrease of 0.1%. For the nine-month period of Fiscal 1998, sales were $2,738.9 million compared to $2,755.1 million in the prior year, a decrease of 0.6%. However, same store sales increased 1.3% and 1.2% for the third quarter and nine-month period, respectively. Sales in the third quarter of Fiscal 1998 compared to the prior year were impacted by sold and closed stores, partially offset by same store sales increases. Sales in the nine-month period of Fiscal 1998 compared to the prior year were impacted by sold and closed stores, partially offset by new store openings and same store sales increases. The Company operated 132 and 135 supermarkets at the end of the third quarters of Fiscal 1998 and Fiscal 1997, respectively.

    GROSS PROFIT:

      Gross profit in the third quarter of Fiscal 1998 was $255.5 million or 28.4% of sales compared with $248.2 million or 27.5% of sales in the prior year. For the nine-month period of Fiscal 1998, gross profit was $781.5 million or 28.5% of sales compared to $769.6 million or 27.9% for the prior year. The increase in gross profit in both dollars and as a percentage of sales for the third quarter and nine-month period of Fiscal 1998 compared to the prior year was primarily due to the savings realized from the Company's outsourcing at the end of Fiscal 1997 of certain of its distribution center operations, lower shrink and improvements in the perishables mix. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.35 million and a pretax LIFO credit of $1.7 million in the third quarters of Fiscal 1998 and Fiscal 1997, respectively, and a pretax LIFO charge of $1.1 million and a pretax LIFO credit of $0.8 million in the nine-month periods of Fiscal 1998 and Fiscal 1997, respectively. The pretax LIFO credit for the prior year third quarter and nine-month period includes a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory to a wholesaler.

    SG&A:

      SG&A in the third quarter of Fiscal 1998 increased $5.1 million compared to the prior year and decreased $4.9 million in the nine-month period of Fiscal 1998 compared to the prior year. As a percentage of sales, SG&A was 23.4% in the third quarter of Fiscal 1998, up from 22.8% in the prior year and was 22.8% for the nine-month period of Fiscal 1998 down from 22.9% in the prior year. The increase in SG&A in the third quarter of Fiscal 1998 compared to the prior year was primarily due to higher incentive and store labor expenses, partially offset by lower insurance expense. The decrease in SG&A in the nine-month period of Fiscal 1998 compared to the prior year was primarily due to the gain recognized on the sale of certain real estate, lower advertising and insurance expense, along with lower operating costs which resulted from sold and closed stores, partially offset by higher incentive expense. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 23.0% for the nine-month period of Fiscal 1998.

    DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization of $19.6 million in the third quarter of Fiscal 1998 was $1.8 million lower than the prior year of $21.4 million. For the nine-month period of Fiscal 1998, depreciation and amortization of $58.9 million was $2.6 million lower than the prior year of $61.5 million. The decrease in depreciation and amortization expense in the third quarter and nine-month period of Fiscal 1998 compared to the prior year was primarily due to the sale of certain of the Company's distribution center facilities at the end of Fiscal 1997, as part of its transaction with C&S Wholesale Grocers, Inc. ("C&S"), partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.8 million and $0.9 million in the third quarters of Fiscal 1998 and Fiscal 1997, respectively, and $2.3 million and $2.6 million in the nine-month periods of Fiscal 1998 and Fiscal 1997, respectively.

                              PATHMARK STORES, INC.


    OPERATING EARNINGS:

      Operating earnings in the third quarter of Fiscal 1998 were $25.6 million compared with the prior year of $21.5 million. For the nine-month period of Fiscal 1998, operating earnings were $96.8 million compared with $77.4 million in the prior year. The increase in operating earnings in the third quarter of Fiscal 1998 compared to the prior year was due to higher gross profit and lower depreciation and amortization expense, partially offset by higher SG&A. The increase in operating earnings in the nine-month period of Fiscal 1998 compared to the prior year was due to higher gross profit, lower SG&A and lower depreciation and amortization expense.

    INTEREST EXPENSE:

      Interest expense was $39.8 million in the third quarter of Fiscal 1998 compared to $40.4 million in the prior year and $120.6 million for the nine-month period of Fiscal 1998 compared to $122.9 million in the prior year. The decrease in interest expense in the third quarter of Fiscal 1998 compared to the prior year was primarily due to reductions in the Term Loan and the paydown of certain mortgages, partially offset by higher levels of borrowings under the Working Capital Facility and the debt accretion on the Deferred Coupon Notes. The decrease in interest expense in the nine-month period of Fiscal 1998 compared to the prior year was primarily due to reductions in the Term Loan, lower levels of borrowing under the working capital facilities, lower amortization of debt issuance costs and the paydown of certain mortgages, partially offset by the debt accretion on the Deferred Coupon Notes.

    INCOME TAXES:

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the third quarter and nine-month period of Fiscal 1998; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $51.1 million at October 31, 1998 will be realized through the implementation of tax strategies which could generate taxable income. The income tax benefit for the third quarter and nine-month period of Fiscal 1997 was $7.6 million and $18.2 million, respectively.

      During the nine-month period of Fiscal 1998, the Company made income tax payments of $2.4 million and received income tax refunds of $4.2 million. During the nine-month period of Fiscal 1997, the Company made income tax payments of $3.2 million and received income tax refunds of $0.5 million.

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

    SUMMARY OF OPERATIONS:

      The Company's net loss in the third quarter of Fiscal 1998 was $14.3 million compared to a net loss of $11.2 million for the prior year. For the nine-month period of Fiscal 1998, the Company's net loss was $23.9 million compared to a net loss of $34.9 million in the prior year. The increase in net loss in the third quarter of Fiscal 1998 compared to the prior year was primarily due to a reduction in the income tax benefit, partially offset by higher operating earnings. The decrease in net loss in the nine-month period of Fiscal 1998 compared to the prior year was primarily due to higher operating earnings and lower interest expense in Fiscal 1998 and the extraordinary loss in Fiscal 1997, partially offset by a reduction in the income tax benefit.

                              PATHMARK STORES, INC.


    EBITDA-FIFO:

      EBITDA-FIFO was $46.5 million and $42.2 million in the third quarters of Fiscal 1998 and Fiscal 1997, respectively and $154.4 million and $141.1 million for the nine-month periods of Fiscal 1998 and Fiscal 1997, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

    DEBT SERVICE:

      During the nine-month period of Fiscal 1998, total debt increased $64.9 million from Fiscal 1997 year end due to borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and a net decrease in certain mortgages. Borrowings under the Working Capital Facility were $57.8 million at October 31, 1998 and $54.2 million at December 9, 1998. In addition, during the nine-month period of Fiscal 1998, total lease obligations decreased $8.3 million from Fiscal 1997 year end.

      During the third quarter of Fiscal 1998, the Company paid in full $20.1 million of mortgages, due December 1998, on six properties through a $23.3 million refinancing of four of these properties. The new mortgages are payable in installments through Fiscal 2008, including a scheduled final payment of $18.6 million. In connection with the refinancing, $5.0 million was placed in escrow and the Company expects to receive such $5.0 million in the fourth quarter of Fiscal 1998.

      During the second quarter of Fiscal 1998, in conjunction with the paydown of debt by PTK, Pathmark loaned $26.5 million to PTK in the form of a 14 1/2% discount note, due May 12, 2003, accreting to a maturity value of $53.3 million. PTK is not required to pay cash interest on this note.

      During the first and second quarters of Fiscal 1998, the Company sold certain real estate for $26.9 million and recognized a gain of $5.1 million. The proceeds were used to paydown the related mortgages and a portion of the Working Capital Facility. Subsequent to the end of the third quarter of Fiscal 1998, the Company sold the distribution center, previously leased to Rickel, for $22.9 million. The proceeds were used to paydown a portion of the Working Capital Facility.

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

                              PATHMARK STORES, INC.


      The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) is as follows (dollars in millions):

                                                          PRINCIPAL
           FISCAL YEARS                                   PAYMENTS
           ------------                                   ---------

              1998(a)................................     $     7.0
              1999...................................          12.6
              2000...................................          75.5
              2001...................................         330.8
              2002...................................         196.3
              2003...................................         642.6
              Thereafter.............................          21.5
                                                          ---------
              Total..................................     $ 1,286.3
                                                          =========

    --------------
 (a)  Subsequent to October 31, 1998

    LIQUIDITY:

      The consolidated financial statements of the Company indicate that, at October 31, 1998, current liabilities exceeded current assets by $56.9 million and stockholder's deficiency was $1.1 billion. Cash used for operating activities was $34.3 million in the nine-month period of Fiscal 1998 compared to cash provided by operating activities of $25.4 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, through the utilization of the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Management believes that cash flows generated from operations (excluding the C&S transitional related items), supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at October 31, 1998 and, based on management's operating projections for Fiscal 1998, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

                              PATHMARK STORES, INC.


    CAPITAL EXPENDITURES:

      Capital expenditures for the third quarter of Fiscal 1998, including property acquired under capital leases, were $11.0 million compared to $11.3 million for the prior year and for the nine-month period of Fiscal 1998 were $38.4 million compared to $38.6 million for the prior year. During the nine-month period of Fiscal 1998, the Company completed nine renovations to existing supermarkets and closed three stores. During the remainder of Fiscal 1998, the Company expects to complete up to an aggregate of seven renovations and enlargements. The one supermarket the Company planned to open in the fourth quarter of Fiscal 1998 is expected to open in the first quarter of Fiscal 1999. Capital expenditures for Fiscal 1998, including property to be acquired under capital leases, are estimated to be $60.0 million. Management believes that cash flows generated from operations (excluding the C&S transitional related items), supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

    CASH FLOWS:

      Cash used for operating activities was $34.3 million in the nine-month period of Fiscal 1998 compared to cash provided by operating activities of $25.4 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Cash provided by investing activities was $0.4 million in the nine-month period of Fiscal 1998 compared to $4.8 million in the prior year. The decrease in cash provided by investing activities was primarily due to an increase in expenditures of property and equipment, partially offset by an increase in proceeds from property dispositions. Cash used for financing activities was $16.1 million in the nine-month period of Fiscal 1998 compared to $31.7 million in the prior year. The decrease in cash used for financing activities was primarily due to an increase in borrowings under the Working Capital Facility in Fiscal 1998, as compared to the borrowings under the Term Loan, net of repaying in full the former term loan and former working capital facility in conjunction with the Credit Agreement in Fiscal 1997 and a decrease in deferred financing fees related to the Credit Agreement in Fiscal 1997, partially offset by a decrease in book overdrafts related to the C&S transition and the note receivable from PTK.

YEAR 2000 READINESS

    This disclosure is a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998 to the extent that the disclosure relates to Year 2000 processing of the Company.

    The Company is preparing its computer systems and hardware to deal with the issues related to the year 2000 ("Year 2000"). This is necessary because certain computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the Year 2000.

    In order to address the Year 2000 issues, the Company has formed a project team of senior managers. This project team has assessed the Company's information systems, including its hardware, software programs and embedded systems contained in the Company's stores, distribution facilities and corporate headquarters. Based on the findings of this assessment, the Company has commenced a plan to upgrade or replace the Company's hardware and software programs to ensure Year 2000 readiness, as well as to assess the Year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management is currently formulating contingency plans, which, in the event that the Company is unable to fully achieve Year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fail to achieve Year 2000 readiness, may be implemented to minimize the risks of interruptions of the Company's business. The Audit Committee of the Board of Directors is advised periodically on the status of the Company's Year 2000 readiness program.

                              PATHMARK STORES, INC.


    The Company is communicating with its principal vendors to determine the extent to which it will be vulnerable to third-party Year 2000 readiness problems. Based on its assessment to date of the Year 2000 readiness of the Company's key suppliers, including C&S, vendors, service providers and other third parties on which the Company relies for business operations, the Company believes that its principal vendors, service providers and other third parties are taking action related to the Year 2000. The Company plans to test Year 2000 readiness with certain key suppliers; however, the Company has limited ability to test and control such third parties' Year 2000 readiness, and the Company cannot provide assurance that failure of such third parties to address the Year 2000 issue will not cause an interruption of the Company's business.

    The Company has committed significant resources in connection with resolving its Year 2000 issues. The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. Through IBM, this effort is under way across the Company and is following a process of inventory, analysis, modification, testing and implementation. A major portion of these costs will be met under the existing agreement with IBM through a repriorization of systems development projects, with the remainder representing incremental costs. Those systems development projects which have been deferred due to the Year 2000 readiness program are not deemed to be critical to the Company's operations. As of December 1, 1998, the Company believes that approximately 30% of its information systems are Year 2000 ready. The Company estimates that the total costs associated with achieving Year 2000 readiness will be approximately $17.0 million (of which approximately $5.0 million has been expended through October 31, 1998), consisting of system remediation costs of $9.0 million and equipment replacement of $8.0 million. The Company anticipates that it will finance the cost of its Year 2000 remediation using its existing sources of liquidity.

    The Company expects to complete its Year 2000 remediation by August 1999. However, the Company's ability to execute its plan in a timely manner may be adversely affected by a variety of factors, some of which are beyond the Company's control, including turnover of key employees, availability and continuity of IBM consultants and the potential for unforeseen implementation problems. The Company's business could be interrupted if the Year 2000 plan is not implemented in a timely manner, if the Company's vendors, service providers or other third parties are not Year 2000 ready or if the Company's contingency plans are not successful. Any such business interruptions could have a material adverse effect on the Company's results of operation, liquidity or financial condition by impairing its ability to process customer transactions as well as to order and receive merchandise for sale in a timely manner.

FORWARD-LOOKING INFORMATION

    The matters discussed herein, with the exception of historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates, the general economic conditions in the Company's trading areas and the ability of the Company, its key suppliers, vendors and others with whom the Company has significant business relationships to identify and remediate all Year 2000 issues.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)EXHIBITS:         none

      (b)REPORTS ON FORM 8-K:  not applicable

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                  PATHMARK STORES, INC.

                                  BY      /s/ FRANK VITRANO
                                    --------------------------------
                                           (FRANK VITRANO)
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER



                                  BY     /s/ JOSEPH ADELHARDT
                                    --------------------------------
                                          (JOSEPH ADELHARDT)
                                 SENIOR VICE PRESIDENT AND CONTROLLER,
                                      CHIEF ACCOUNTING OFFICER



DATE:    December 15, 1998