Form 10-K405
period 1999-01-30
PATHMARK STORES INC
filed 1999-04-30
CIK 95585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -------------

   For the Fiscal Year Ended                              Commission File Number
       January 30, 1999                                           1-5287

                                 --------------

                              Pathmark Stores, Inc.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             22-2879612
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

            200 Milik Street                                        07008
          Carteret, New Jersey                                    (Zip Code)
(Address of principal executive offices)

                                 (732) 499-3000
              (Registrant's telephone number, including area code)

                               -------------------

               Securities registered pursuant to Section 12(b) of
                                    the Act:

     Title of each Class                    Name of exchange on which registered
     -------------------                    ------------------------------------
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

                             YES |X|          NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of April 1, 1999, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

      Documents Incorporated by Reference: None

================================================================================

                                     PART I

ITEM 1. Business*

General

      The predecessor of the registrant was incorporated in the state of Delaware in June 1987 as a wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). Holdings is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II"). In October 1987, Holdings acquired Supermarkets General Corporation ("SGC"). In 1990, SGC was merged into the registrant and the registrant retained the name SGC. In connection with the 1993 recapitalization referred to below, the registrant changed its name from SGC to Pathmark Stores, Inc. ("Pathmark" or the "Company").

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

Offer to Purchase

      On March 15, 1999, Koninklijke Ahold N.V., a company organized under the laws of the Netherlands ("Ahold") and Ahold Acquisition, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Ahold ("Purchaser"), commenced a tender offer to purchase all of the issued and outstanding shares (the "Shares") of Holdings' $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") at a price of $38.25 per Share, net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 1999 (the "Offer to Purchase") and the related Letter of Transmittal (which, together with the Offer to Purchase and all amendments and supplements thereto, constitute the "Offer").

      The Offer is an integral part of the transactions contemplated by, and is being made pursuant to, an Agreement and Plan of Merger, dated as of March 9, 1999, among Ahold, the Purchaser and SMG-II (the "SMG-II Merger Agreement") pursuant to which Ahold will be acquiring all of the issued and outstanding shares of the capital stock of SMG-II, the indirect parent of the Company, through the merger of the Purchaser with and into SMG-II (the "SMG-II Merger"), subject to the terms and conditions contained in the SMG-II Merger Agreement for aggregate consideration of $55,731,834. Pursuant to the SMG-II Merger Agreement, the Offer is subject to certain conditions, including the condition that there be validly tendered and not withdrawn prior to the expiration of the Offer a number of Shares which, together with Shares previously acquired by Ahold, any direct or indirect subsidiary of Ahold (including the Purchaser), Holdings, or any direct or indirect subsidiary of Holdings, represent at least 66 2/3% of the Shares on a fully diluted basis (the "Minimum Condition"). The Offer is also conditioned upon, among other things, the expiration or termination of any applicable waiting period under the antitrust laws and the receipt by Ahold of an irrevocable letter from SMG-II stating that all of the conditions to the obligations of SMG-II to effect the SMG-II Merger described below pursuant to the SMG-II Merger Agreement have been satisfied or waived. The Offer has since been extended until May 21, 1999.

      The SMG-II Merger Agreement provides that, promptly upon consummation of the SMG-II Merger, Ahold will cause Holdings to be merged with and into SMG-II (the "Holdings Merger"), pursuant to a Merger Agreement (the "Holdings Merger Agreement") to be entered into at such time between SMG-II and Holdings in the form attached as an exhibit to the SMG-II Merger Agreement. At the effective time of the Holdings Merger (the "Effective Time"), each of the Shares (other than Shares held by any subsidiary of Holdings or in the treasury of Holdings, or held, directly or indirectly, by Ahold or any direct or indirect subsidiary of Ahold (including the Shares acquired by the Purchaser pursuant to the Offer), which Shares will be cancelled, and other than Shares, if any, held by stockholders who perfect their appraisal rights under Delaware General Corporation Law) will be converted into the right to receive an amount in cash equal to $38.25.

----------
* Except as otherwise indicated, information contained in this Item is given as of January 30, 1999.

      The SMG-II Merger Agreement provides that, among other things, in the event all of the conditions to the consummation of the SMG-II Merger (other than the Minimum Condition and certain related conditions) have been satisfied or waived, but the Minimum Condition and certain related conditions have not been satisfied or waived, SMG-II is obligated, pursuant to the terms and conditions of a Stock Purchase Agreement dated as of March 9, 1999 (the "Alternative Stock Purchase Agreement"), by and among SMG-II, PTK (the parent of the Company), Ahold and the Purchaser to cause PTK to sell all of the issued and outstanding shares of the capital stock (the "Pathmark Stock") of Pathmark for a purchase price, payable in cash, equal to $242,800,000 (the "Alternate Stock Purchase"). In such event, the only material asset of Holdings would be its ownership of all of the issued and outstanding shares of the capital stock of PTK, the only material asset of which in turn would be the net after tax proceeds from the sale of the Pathmark Stock to the Purchaser pursuant to the Alternative Stock Purchase Agreement.

      Concurrent with the execution of the SMG-II Merger Agreement, as required by Ahold and the Purchaser, ML Investors (as defined below), Equitable Investors (as defined below) and James L. Donald (collectively, the "SMG-II Stockholders"), entered into a stockholders agreement, dated March 9, 1999 (the "Stockholders Agreement"), with Ahold and Purchaser. Pursuant to the Stockholders Agreement, the SMG-II Stockholders have (i) agreed to vote the shares of the capital stock of SMG-II owned by them in favor of the SMG-II Merger, and (ii) granted the Purchaser an option to purchase, under certain circumstances, the shares of the capital stock of SMG-II owned by them.

Business

      At January 30, 1999, Pathmark operated 132 supermarkets primarily in the densely populated New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States. These supermarkets are located in New Jersey, New York, Pennsylvania and Delaware and consist of 5.1 million selling square footage and
6.9 million total square footage. During the year ended January 30, 1999 ("Fiscal 1998"), Pathmark closed three supermarkets, including its last two in Connecticut.

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

Marketing and Merchandising

o Super Center Format. Of Pathmark's 132 stores, 129 are Super Centers. The average Pathmark Super Center is approximately 35% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets. The Pathmark Super Center format is designed to provide Pathmark customers with a substantially greater selection of quality perishable products and to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates, particularly in the perishable departments. Pathmark's only enlargement completed in Fiscal 1998 was a Super Center.

o Flexible Merchandising. Pathmark believes that its large-store format gives it considerable flexibility to respond to changing consumer demands and competition by varying and enhancing its merchandise selection. Pathmark's "Big Deals" program, currently consisting of over 500 merchandise items, offers large-sized merchandise at prices that Pathmark believes are competitive with those available in "warehouse" and "club" stores. Pathmark emphasizes competitive pricing plus weekly sales and promotions supported by extensive advertising, primarily in print media. Merchandising flexibility and effectiveness is enhanced through the increased utilization of a category management approach. In addition, Pathmark offers for sale over 3,000 items through its private label program.

o Pharmacy. Pathmark provides full pharmacy services in virtually all of its stores. Pathmark's broad market coverage within its marketing area has enabled it to become a leading filler of third-party prescriptions. Pathmark believes that its well-established pharmacy operations provide a competitive advantage in attracting and retaining customers.

Store Expansion and Renovation Program

o New Stores, Enlargements and Renovations. During Fiscal 1998, Pathmark opened no new Pathmark stores, closed three stores, and completed 13 renovations and one enlargement. During the fiscal year ending January 29, 2000 ("Fiscal 1999"), Pathmark plans to open up to four new supermarkets and to complete up to an aggregate of 47 renovations and enlargements. Two of the four planned supermarkets in Fiscal 1999 will be a smaller store of approximately 30,000 to 35,000 square feet. Pathmark believes that this new smaller supermarket will increase its ability to better penetrate urban markets. Pathmark expects to open its first two new smaller supermarket formats in Brooklyn, New York and Queens, New York.

      Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a renovation or enlargement every five years. At the end of Fiscal 1998, Pathmark derived approximately 76% of its supermarket sales from stores that were opened, enlarged or renovated during the last five years.

o Core Market Focus. Pathmark has identified over 50 potential locations for new supermarkets within its current marketing areas and expects that all new stores opened during the current and next two fiscal years will be located in these areas. Pathmark believes that, by opening stores in its current marketing areas, it can achieve additional operating economies and other benefits from its store expansion program without the risks and costs associated with opening stores in new marketing areas.

Operating Efficiencies

o Technology. Pathmark has made a significant and continuing investment in information technology. All Pathmark supermarket checkout terminals have third-generation IBM 4680 scanner systems supported by a RISC 6000 application processor in each store. These systems allow consumer credit and electronic fund transfer ("EFT") transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of consumer transactions. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

o Cost Reduction. The Company is continuously evaluating its operations in an effort to reduce operating costs consistent with its overall objective of providing a high level of customer service. During Fiscal 1998, the Company took several steps to accomplish this goal. Pathmark closed three stores, which had experienced unprofitable operating results. The decision in Fiscal 1997 to outsource its trucking business and hire a trucking company to meet its transportation needs, and to sell its grocery, frozen and perishable distribution centers to and enter into a 15-year supply arrangement with C&S Wholesale Grocers, Inc. ("C&S"), resulted in lower distribution costs in Fiscal 1998.

o Demographic and Geographic Concentration. The Company's stores serve densely populated communities. In addition, all Pathmark supermarkets are located within 100 miles of its corporate headquarters in Carteret, New Jersey and the principal warehousing facilities that serve them. The high population density, as well as the geographic concentration of stores, provide substantial economy of scale opportunities.

Pathmark Supermarkets

      Pathmark operated 132 supermarkets at January 30, 1999. Super Centers accounted for approximately 98% of Pathmark's supermarket sales for Fiscal 1998. The following table presents selected data reflecting supermarket sales and stores for the last five fiscal years.

                                                          Fiscal Years
                                            ------------------------------------------
                                             1998     1997     1996    1995(a)   1994
                                             ----     ----     ----    -------   ----
                                                      (Dollars in millions)
Supermarket sales .......................   $3,655   $3,696   $3,701   $3,853   $3,785
Average sales per Supermarket(b) ........     27.8     27.5     26.1     26.4     25.9
Number of Supermarkets:
      Renovations(c) ....................       13        5       16       14       14
      Enlargements(d) ...................        1        8        5        4       11
      Opened ............................       --        2        4        5        4
      Closed ............................        3       11        4        4        6
Type of Supermarket(e):
      Super Center ......................      129      132      139      139      137
      Conventional ......................        3        3        5        5        6
      Total Supermarkets Open at Year End      132      135      144      144      143

----------
(a) Fiscal 1995 was a 53-week year.
(b) Computed on the basis of aggregate sales of stores open for the full year, based on a 52-week period.
(c) Renovations involve an investment of $350,000 or more and in Fiscal 1998 averaged approximately $1.1 million per store.
(d) Enlargements involve the addition of selling space and in Fiscal 1998 averaged an investment in excess of $3.3 million.
(e) Includes two stores not wholly owned. The sales figures for these stores are not included above.

      By industry standards, Pathmark stores are large and productive, averaging approximately 52,800 square feet in size and generating high average sales volume of approximately $27.8 million per store ($715 per selling square foot) for stores open for all of Fiscal 1998. Pathmark's 132 supermarkets at January 30, 1999 ranged from 26,008 to 66,463 square feet in size and included 121 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark, No Frills and Pathmark Preferred brands. All but five supermarkets contained in-store pharmacy departments at the end of Fiscal 1998.

      Pathmark pioneered the development of the large "superstore" in the Middle Atlantic States, opening the first "Pathmark Super Center" in 1977, and currently operates 129 such stores. The majority of Super Centers were created through the enlargement or renovation of existing stores. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, videotape rental, a pharmacy, expanded produce department, meat department, cheese shop, bakery, seafood, service delicatessen department and expanded health and beauty care department. All Super Centers have EFT and credit transaction capability at their checkout terminals, and 48 supermarkets also feature in-store automated teller machines. During Fiscal 1996, the Company entered into master licensing agreements with two regional banking institutions to place up to 98 in-store banks in Pathmark supermarkets over the next two years. Each bank, which occupies approximately 400 square feet, offers a full array of financial services and is open seven days a week. The license agreements have an initial term of five years with optional renewal periods. At the close of Fiscal 1998, 82 stores had in-store banks and Pathmark expects to have ten additional in-store banks by the end of Fiscal 1999.

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

Store Expansion and Renovation Program

      A key to Pathmark's business strategy has been, and will continue to be, the expansion of the total selling square footage of its operations. Pathmark believes, that by adding new stores and increasing the selling area of existing stores, it can improve its competitive position and operating margins by achieving economies of scale in merchandising, advertising, distribution and supervision. During the five years ending with Fiscal 1998, Pathmark completed 91 renovations and enlargements and opened 15 new supermarkets. At the close of Fiscal 1998, sales in these stores accounted for approximately 76% of its total supermarket sales. Pathmark currently expects to open up to four non-replacement Pathmarks and to complete up to 47 renovations and enlargements during Fiscal 1999. Two of the four new Pathmarks are expected to be a new smaller format designed particularly for densely populated urban areas where building space is at a premium.

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

Technology

      Pathmark has made a significant and continuing investment in information technology. All Pathmark supermarket checkout terminals have third-generation IBM 4680 scanner systems supported by an upgraded RlSC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. This technology and the data generated by scanning have not only led to lower labor costs, improved price control and shelf allocation, and quicker customer check-out, but have also assisted in the analysis of product movement, profit contribution and demographic merchandising. Pathmark also has a computer-assisted ordering system that enables it to replenish inventory to avoid "out of stocks" at store level, while maintaining optimum overall inventory levels. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

      All of the pharmacies are equipped with pharmacy computers. In addition to improving customer service, these computers aid pharmacists in detecting drug interactions, improve the collection of third-party receivables and help to attract third-party businesses, such as health maintenance organizations and union welfare plans.

      In August 1991, Pathmark entered into a ten year facilities management and systems integration agreement with IBM. Under the agreement, IBM has taken over Pathmark's data center operations, mainframe processing and information system functions and is providing business applications and systems designed to enhance Pathmark's customer service and efficiency.

Supply and Distribution

      During the third quarter of Fiscal 1997, the Company, in order to help reduce its transportation costs, decided to outsource its trucking operations and retained a local trucking company to provide the requisite trucking services.

      Beginning on January 29, 1998, the Company began a 15-year supply agreement (the "Supply Agreement") with C&S. Under the Supply Agreement, C&S supplies to the Company and distributes from several warehouse facilities previously operated by the Company and one additional warehouse (the "Facilities") substantially all of the grocery, frozen and perishable (includes meat, produce, seafood and delicatessen items) merchandise formerly owned and warehoused by the Company. Management believes that the Supply Agreement with C&S enhances the Company's ability to offer consistently fresh and high quality products to its customers at a reduced distribution cost to the Company. Prior to the Supply Agreement, products purchased for resale by the Company were purchased directly from a large group of unaffiliated suppliers, including large consumer products companies.

      The Company continues to operate a 266,000 square foot leased general merchandise, health and beauty care products and tobacco distribution center in Edison, New Jersey (the "GMDC"), which opened in 1980. During Fiscal 1997, the Company outsourced its pharmacy merchandise distribution requirements to a pharmaceutical wholesaler.

      Prior to the Supply Agreement with C&S, the Company operated, in addition to the GMDC, four distribution centers and a banana ripening facility, aggregating approximately 1.3 million square feet.

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

Employees

      At January 30, 1999, the Company employed approximately 26,700 people, of whom approximately 19,100 were employed on a part-time basis.

      Approximately 85% of the Company's employees are covered by 15 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 14 different local unions. During Fiscal 1999, three contracts, covering approximately 2,000 Pathmark associates, will expire. The Company does not anticipate any difficulty in renegotiating these contracts.

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

      Pathmark's 132 supermarkets have an aggregate selling area of approximately 5.1 million square feet. Seventeen of the supermarkets are owned by Pathmark and the remaining 115 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Thirty-three leases expire during the current and next four calendar years and Pathmark has options to renew all of them.

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

ITEM 3. Legal Proceedings

      On March 23, 1999, a purported holder of shares of Preferred Stock filed an action in the Court of Chancery of the State of Delaware, purportedly on behalf of the class of the holders of the Preferred Stock, against Holdings, SMG-II, the Purchaser and the directors of Holdings (collectively, the "Defendants"). The complaint, entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047, alleges, among other things, that (i) certain of the Defendants have issued materially false and misleading statements, and failed to disclose material information, in the Schedule 14D-9 in violation of their fiduciary duty of disclosure; (ii) SMG-II and the directors of Holdings breached certain fiduciary duties owed to holders of the Preferred Stock and (iii) the Purchaser knowingly aided and abetted SMG-II's and the directors of Holdings alleged breaches of fiduciary duty. The complaint demands, among other things, judgment (i) enjoining the Defendants preliminarily and permanently from consummating the Offer and related transactions, (ii) ordering the Defendants to issue corrective disclosures, (iii) ordering the Defendants to retain an independent financial advisor to evaluate the fairness of the Offer and the related transactions and (iv) awarding damages to the holders of the Preferred Stock. Holdings believes that the claims against it, its directors and SMG-II are without merit and intends to vigorously oppose them. The Purchaser has informed Holdings that it believes that the claims against it are without merit and it intends to vigorously oppose them.

      The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      None.

----------
** Except as otherwise indicated, information contained in this Item is given as of January 30, 1999.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters (as of April 1, 1999)

      All of registrant's outstanding common stock is held by PTK and not traded on the public market. All of PTK's outstanding common stock is held by Holdings. All of Holdings outstanding common stock is held by SMG-II.

      The authorized preferred stock of Holdings consists of 9,000,000 shares of Preferred Stock, of which 4,890,671 shares were issued and outstanding at April 1, 1999. The Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when as, and if declared by the Board of Directors of Holdings. No active public trading market currently exists for the Preferred Stock.

      The Preferred Stock is non-voting, except that if an amount equal to six quarterly dividends is in arrears in whole or in part, the holders thereof, voting as a class, are entitled to elect an additional two members of the board of directors of Holdings. Holdings is currently in arrears on payment of more than six quarterly dividends on the Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Preferred Stock in the foreseeable future. The holders of the Preferred Stock reelected two persons to Holdings' Board of Directors at Holdings' 1998 annual meeting. See Item 1, "Business" concerning a tender offer for the Preferred Stock.

      The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 748,476 and 320,000 shares, respectively, were issued and outstanding at April 1, 1999, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are designated SMG-II Series A Preferred Stock, 1,500,000 shares are designated SMG-II Series B Preferred Stock, and 33,520 shares are designated SMG-II Series C Preferred Stock (the three series of Preferred Stock hereinafter collectively referred to as "SMG-II Preferred Stock").

      At April 1, 1999, there were outstanding 236,731 shares of SMG-II Series A Preferred Stock, 180,769 shares of SMG-II Series B Preferred Stock and 33,520 shares of SMG-II Series C Preferred Stock.

      SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 73 holders, including six affiliates of Merrill Lynch & Co., Inc. (The "ML Common Investors"), Chemical Investments, Inc. ("CII"), an affiliate of Chase Manhattan Corp., and 66 current and former members of the Company's management or their heirs (the "Management Investors");
(ii) SMG-II Series A Preferred Stock by five affiliates of Merrill Lynch & Co., Inc. (the "ML Preferred Investors", the ML Common Investors and ML Preferred Investors hereinafter collectively referred to as the "ML Investors"); (iii) SMG-II Class B Common Stock held by three holders, including CII, The Equitable Life Assurance Society of the United States ("Equitable") and an affiliate of Equitable (collectively, the "Equitable Investors"); (iv) SMG-II Series B Preferred Stock held by three holders, including CII and the Equitable Investors; and (v) SMG-II Series C Preferred Stock held by 25 Management Investors. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II. Subject to compliance with certain procedures, holders of shares of SMG-II Class B Common Stock may exchange their shares for shares of SMG-II Class A Common Stock and holders of shares of SMG-II Class A Common Stock may exchange their shares for shares of SMG-II Class B Common Stock, in each case on a share-for-shares basis. All holders of SMG-II capital stock are parties to a Stockholders Agreement dated as of February 4, 1991, as amended, with SMG-II (the "1991 Stockholders Agreement").

      SMG-II Preferred Stock has a stated value and liquidation preference of $200 per share and bears dividends at the rate of 10% of the stated value per annum, payable annually. At the option of SMG-II, dividends are payable in cash or may accumulate (and the amount thereof shall compound annually).

      Holders of shares of SMG-II Series A Preferred Stock and SMG-II Series C Preferred Stock are entitled to one vote per share of SMG-II Class A Common Stock into which such SMG-II Series A Preferred Stock and SMG-II Series C Preferred Stock are convertible on all matters to be voted on by SMG-II stockholders, subject to increase to 1.11 votes per share upon the occurrence of certain events. Holders of shares of SMG-II Series B Preferred Stock are entitled to one vote per share of SMG-II Class B Common Stock into which such SMG-II Series B Preferred Stock is convertible for the purpose of voting on any consolidation or merger, sale, lease or exchange of substantially all of the assets or any liquidation, dissolution or winding up of SMG-II. Additionally, holders of SMG-II Preferred Stock have separate voting rights with respect to alteration in the voting powers, rights and preferences and certain other terms affecting the SMG-II Preferred Stock. Subject to compliance with certain procedures, holders of SMG-II Series B Preferred Stock may exchange their shares for shares of SMG-II Series A Preferred Stock and holders of SMG-II Series A Preferred Stock may exchange their shares for shares of SMG-II Series B Preferred Stock, on a share-for-share basis. Each series of SMG-II Preferred Stock ranks pari passu with each other series.

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

      The payment of dividends to the holders of registrant's Common Stock is restricted under the Credit Agreement dated as of June 30, 1997 by and among the Company, Chase Manhattan Bank, as agent and the lenders parties thereto (the "Credit Agreement") and in its other debt instruments. During Fiscal 1998, the Company paid dividends of approximately $60,000 in the aggregate to its sole stockholder. During Fiscal 1997, the Company paid no dividends to its sole stockholder. The Company does not currently anticipate paying dividends during Fiscal 1999 in excess of $100,000 as permitted by the Credit Agreement.

ITEM 6. Selected Financial Data

      The following table represents selected financial data for the last five fiscal years and should be read in conjunction with the Company's Consolidated Financial Statements in Item 8 of this report.

                              PATHMARK STORES, INC.
                 SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                  (in millions)

                                                                                Fiscal Years(a)
                                                              --------------------------------------------------
                                                              1998       1997        1996       1995        1994
                                                              ----       ----        ----       ----        ----
Statements of Operations Data:
Sales ....................................................   $ 3,655    $ 3,696    $ 3,710    $ 3,972    $ 3,968
Cost of sales (exclusive of depreciation and
   amortization shown separately below) ..................     2,612      2,652      2,619      2,838      2,866
                                                             -------    -------    -------    -------    -------
Gross profit .............................................     1,043      1,044      1,091      1,134      1,102
Selling, general and administrative expenses .............       833        841        857        866        851
Depreciation and amortization(b) .........................        76         84         89         80         75
Restructuring charge(c) ..................................        --         --          9         --         --
Lease commitment charge(d) ...............................        --         --          9         --         --
Gain on disposition of freestanding drug stores(e) .......        --         --         --         16         --
                                                             -------    -------    -------    -------    -------
Operating earnings .......................................       134        119        127        204        176
Interest expense, net(f) .................................      (161)      (164)      (161)      (165)      (148)
                                                             -------    -------    -------    -------    -------
Earnings (loss) from continuing operations before
  income taxes, gain on disposal of home centers
  segment and extraordinary items ........................       (27)       (45)       (34)        39         28
Income tax (provision) benefit ...........................        (2)        17         14         (6)        (4)
                                                             -------    -------    -------    -------    -------
Earnings (loss) from continuing operations before
  gain on disposal of home centers segment and
  extraordinary items ....................................       (29)       (28)       (20)        33         24
Loss from discontinued operations ........................        --         --         --         --         (2)
Gain on disposal of home centers segment, net of tax(g) ..        --         --         --         --         17
                                                             -------    -------    -------    -------    -------
Earnings (loss) before extraordinary items ...............       (29)       (28)       (20)        33         39
Extraordinary items, net of tax(h) .......................        --         (8)        (1)        --         --
                                                             -------    -------    -------    -------    -------
Net earnings (loss) ......................................   $   (29)   $   (36)   $   (21)   $    33    $    39
                                                             =======    =======    =======    =======    =======
Ratio of earnings to fixed charges(i) ....................        --         --         --      1.22x      1.17x
                                                             =======    =======    =======    =======    =======
Deficiency in earnings available to cover fixed charges(j)   $    27    $    45    $    34    $    --    $    --
                                                             =======    =======    =======    =======    =======

                                                             As of
                                            ------------------------------------------
                                           Jan. 30, Jan. 31, Feb. 1,  Feb. 3,  Jan. 28,
                                             1999     1998     1997     1996     1995
                                            ------   ------   ------   ------   ------
Balance Sheet Data:
Total assets ............................   $  825   $  900   $  990   $  986   $1,018
Working capital deficiency ..............       42      109      182      173      122
Lease obligations, long-term ............      161      170      175      140      127
Long-term debt, net of current maturities    1,259    1,178    1,186    1,215    1,273
Stockholder's deficiency ................    1,132    1,077    1,042    1,024    1,030

                                                   (footnotes on following page)

                              PATHMARK STORES, INC.
             NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

(a) The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Fiscal years consist of 52 weeks, except for 53 weeks in Fiscal 1995.

(b) Fiscal 1996 depreciation and amortization includes a $5 million pretax charge to write down certain fixed assets held for sale to their estimated net realizable values. See Note 5 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.

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

(f) Prior to Fiscal 1995, interest expense was net of interest charged to discontinued operations.

(g) During Fiscal 1994, the Company sold its home centers segment, which resulted in a gain on sale of $17 million, net of $2 million of income taxes.

(h) During Fiscal 1997, the Company recorded an extraordinary charge of $8 million, net of an income tax benefit of $5 million and during Fiscal 1996, the Company recorded an extraordinary charge of $1 million, net of an income tax benefit, both related to the early extinguishment of debt. See Note 15 of the Notes to Consolidated Financial Statements at Item 8,
      Part II of this Form 10-K.

(i) For the purpose of this calculation, earnings before fixed charges consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

(j) For purposes of determining the deficiency in earnings available to cover fixed charges, earnings are defined as earnings (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Fiscal 1998 v. Fiscal 1997

      Sales: Sales in Fiscal 1998 were $3.66 billion compared to $3.70 billion in Fiscal 1997. Same store sales increased 0.7% for the year. Sales in Fiscal 1998 compared to Fiscal 1997 were also impacted by closed and divested stores, offset by new store openings in Fiscal 1997. During Fiscal 1998, the Company opened no new stores, closed three stores and completed 14 renovations and enlargements to existing supermarkets. The Company operated 132 and 135 supermarkets at the end of Fiscal 1998 and Fiscal 1997, respectively.

      Gross Profit: Gross profit in Fiscal 1998 was $1.04 billion or 28.5% of sales compared to $1.04 billion or 28.2% of sales for the prior year. The increase in gross profit as a percentage of sales for Fiscal 1998 compared to the prior year was due to the savings realized from the Company's outsourcing at the end of Fiscal 1997 of certain of its distribution center operations, lower shrink and improvements in the perishables mix. The cost of goods sold comparisons were impacted by a pretax LIFO charge of $3.4 million and a pretax LIFO credit of $5.4 million in Fiscal 1998 and Fiscal 1997, respectively. The pretax LIFO charge for Fiscal 1998 is primarily due to inflation in dairy related products and cigarettes. The pretax LIFO credit for Fiscal 1997 includes a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory and a $0.8 million gain on a LIFO liquidation related to the sale of the Company's grocery, frozen and perishable merchandise in connection with the C&S Supply Agreement (see Note 17 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

      Selling, General and Administrative Expenses ("SG&A"): SG&A in Fiscal 1998 decreased $8.1 million or 1.0% compared to the prior year. As a percentage of sales, SG&A was 22.8% in each of Fiscal 1998 and Fiscal 1997. The decrease in SG&A for Fiscal 1998 compared to the prior year was primarily due to the gain recognized on the sale of certain real estate, lower insurance and store labor expenses, along with lower operating costs which resulted from sold and closed stores, partially offset by higher incentive expense. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 22.9% for Fiscal 1998.

      Depreciation and Amortization: Depreciation and amortization of $76.7 million in Fiscal 1998 was $6.7 million lower than the prior year of $83.4 million. The decrease in depreciation and amortization expense in Fiscal 1998 compared to the prior year was primarily due to the sale of certain of the Company's distribution center facilities at the end of Fiscal 1997, as part of its transaction with C&S, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $3.1 million and $3.4 million in Fiscal 1998 and Fiscal 1997, respectively.

      Operating Earnings: Operating earnings in Fiscal 1998 were $133.9 million compared to the prior year of $119.3 million. The increase in operating earnings in Fiscal 1998 compared to the prior year was primarily due to lower SG&A and lower depreciation and amortization expense.

      Interest Expense: Interest expense was $160.8 million in Fiscal 1998 compared to $164.2 million in the prior year. The decrease in interest expense in Fiscal 1998 compared to the prior year was primarily due to reductions in the term loan component of the Credit Agreement (the "Term Loan") and lease obligations, lower amortization of debt issuance costs and the paydown of certain mortgages, partially offset by the debt accretion on the Deferred Coupon Notes (as defined in Note 8 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

      Income Taxes: The income tax provision was $1.6 million in Fiscal 1998 compared to an income tax benefit of $16.7 million in Fiscal 1997. For Fiscal 1998, the Company recorded a valuation allowance primarily related to the income tax benefit; therefore, no income tax benefit has been recognized. The 1997 income tax benefit is net of a $1.9 million increase in the valuation allowance related to the Company's deferred income tax assets. The Company believes that it is more likely than not that the net deferred income tax assets of $49.4 million at January 30, 1999 will be realized through the implementation of tax strategies which could generate taxable income.

      During Fiscal 1998, the Company made income tax payments of $2.5 million and received income tax refunds of $4.5 million. During Fiscal 1997, the Company made income tax payments of $4.8 million and received income tax refunds of $4.3 million.

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

      Summary of Operations: For Fiscal 1998, the Company's net loss was $28.5 million compared to a net loss of $35.7 million for the prior year. The decrease in net loss in Fiscal 1998 compared to the prior year was primarily due to higher operating earnings and lower interest expense in Fiscal 1998 and the extraordinary loss in Fiscal 1997, partially offset by a reduction in the income tax benefit.

      EBITDA-FIFO: EBITDA-FIFO was $212.5 million and $201.2 million in Fiscal 1998 and Fiscal 1997, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

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

      Gross Profit: Gross profit in Fiscal 1997 was $1.04 billion or 28.2% of sales compared to $1.09 billion or 29.4% of sales for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for Fiscal 1997 compared to the prior year was due to the promotional pricing program introduced during the first quarter of Fiscal 1997, as well as the pre-Thanksgiving holiday promotions during the third quarter of Fiscal 1997. The cost of goods sold comparisons were impacted by a pretax LIFO credit of $5.4 million and $1.3 million in Fiscal 1997 and Fiscal 1996, respectively. The pretax LIFO credit for Fiscal 1997 includes a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory and a $0.8 million gain on a LIFO liquidation related to the sale of the Company's grocery, frozen and perishable merchandise in connection with the C&S Supply Agreement (see Note 17 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

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

      Extraordinary Items: During the second quarter of Fiscal 1997, in connection with the then executed Credit Agreement, the Company wrote off deferred financing fees of $12.8 million related to the former bank credit agreement, resulting in a net loss on early extinguishment of debt of $7.4 million. In addition, during the second quarter of Fiscal 1997, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $2.9 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.1 million.

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

      EBITDA-FIFO: EBITDA-FIFO was $201.2 million and $236.4 million in Fiscal 1997 and Fiscal 1996, respectively.

Financial Condition

      Debt Service: During Fiscal 1998, total long-term debt increased $53.1 million from Fiscal 1997 year end primarily due to borrowings under the working capital facility component of the Credit Agreement (the "Working Capital Facility") and debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and a net decrease in certain mortgages. Borrowings under the Working Capital Facility were $43.0 million at January 30, 1999 and $44.4 million at April 21, 1999. In addition, during Fiscal 1998, total lease obligations decreased $12.0 million from Fiscal 1997 year end.

      During the third quarter of Fiscal 1998, the Company paid in full $20.1 million of mortgages, due December 1998, on six properties in conjunction with a $23.3 million refinancing of four of these properties. The new mortgages are payable in installments through Fiscal 2008, including a scheduled final payment of $18.6 million.

      During the second quarter of Fiscal 1998, in conjunction with the paydown of debt by PTK, Pathmark loaned $26.5 million to PTK in the form of a 14 1/2% discount note, due May 12, 2003, accreting to a maturity value of $53.3 million. PTK is not required to pay cash interest on this note.

      During Fiscal 1998, the Company sold certain real estate for $55.7 million, including $22.9 million related to the sale of the distribution center, previously leased to Rickel Home Centers, Inc. ("Rickel") and recognized a gain of $5.1 million. The proceeds were used to paydown the related mortgages and a portion of the Working Capital Facility.

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

      The Company is required to make sinking fund payments on the Subordinated Notes (as defined in Note 8 of the Notes to Consolidated Financial Statements at
Item 8, Part II of this Form 10-K) in the amount of 25% of the original aggregate principal amount of the Subordinated Notes on each of June 15, 2000 and June 15, 2001. The Subordinated Debentures (as defined in Note 8 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the remaining Subordinated Notes mature on June 15, 2002. The Senior Subordinated Notes (as defined in Note 8 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the Deferred Coupon Notes mature in Fiscal 2003. The Company has no payment obligations, through intercompany notes or otherwise, with respect to its parent's indebtedness.

      The majority of the cash interest payments are scheduled in the second and fourth quarters.

      The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):

                                                        Principal
            Fiscal Years                                 Payments
            ------------                                 --------
                1999................................    $    15.9
                2000................................         78.8
                2001................................        307.4
                2002................................        196.3
                2003................................        654.5
                Thereafter..........................         21.5
                                                         --------
                                                        $ 1,274.4
                                                         ========

      Liquidity: The consolidated financial statements of the Company indicate that, at January 30, 1999, current liabilities exceeded current assets by $42.1 million and stockholder's deficiency was $1.1 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility (refer to Notes 1 and 8 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at January 30, 1999 and, based on management's operating projections for Fiscal 1999, the Company believes that it will continue to be in compliance with its various debt covenants, as amended. The Company's ability to make scheduled payments, to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

      Capital Expenditures: Capital expenditures for Fiscal 1998, including property acquired under capital leases, were $53.5 million compared to $57.9 million for Fiscal 1997 and $94.1 million for Fiscal 1996. During Fiscal 1998, the Company opened no new stores, closed three stores and completed 14 renovations and enlargements to existing supermarkets. During Fiscal 1999, the Company plans to open up four new Pathmark stores and complete up to an aggregate of 47 renovations and enlargements. Capital expenditures for Fiscal 1999, including property to be acquired under capital leases, are estimated to be $99.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

      Cash Flows: Cash used for operating activities amounted to $27.1 million in Fiscal 1998 compared to cash provided by operating activities of $56.5 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Cash provided by investing activities was $15.1 million in Fiscal 1998 compared to $95.5 million in the prior year. The decrease in cash provided by investing activities was primarily due to the proceeds related to the C&S Purchase Agreement in Fiscal 1997 and an increase in expenditures of property and equipment, partially offset by an increase in proceeds from property dispositions. Cash used for financing activities was $40.4 million in Fiscal 1998 compared to $101.8 million in the prior year. The decrease in cash used for financing activities was primarily due to a net increase in borrowings under the Credit Agreement in Fiscal 1998, as compared to a net decrease in borrowings under the credit agreements in Fiscal 1997; this change in borrowing activities between Fiscal 1998 and Fiscal 1997 was primarily due to the impact of the C&S transaction described above. The decrease in cash used for financing activities was also due to a decrease in deferred financing fees related to the Credit Agreement in Fiscal 1997, partially offset by the note receivable from PTK and a decrease in book overdrafts related to the C&S transition.

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

      Year 2000 Readiness: This disclosure is a year 2000 ("Year 2000") Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998 to the extent that the disclosure relates to the Year 2000 processing of the Company.

      The Company is preparing its computer systems and hardware to deal with the issues related to the Year 2000. This is necessary because certain computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the Year 2000.

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

      The Company has committed significant resources in connection with resolving its Year 2000 issues. The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. Through IBM, this effort is under way across the Company and is following a process of inventory, analysis, modification, testing and implementation. A major portion of these costs will be met under the existing agreement with IBM through a reprioritization of systems development projects, with the remainder representing incremental costs. Those systems development projects, which have been deferred due to the Year 2000 readiness program, are not deemed to be critical to the Company's operations. As of

April 21, 1999, the Company believes that approximately 54% of its mainframe information systems are Year 2000 ready. The Company estimates that the total costs associated with achieving Year 2000 readiness will be approximately $17.0 million (of which approximately $6.2 million has been expended through January 30, 1999), consisting of system remediation costs of $9.0 million and equipment replacement of $8.0 million. The Company anticipates that it will finance the cost of its Year 2000 remediation using its existing sources of liquidity.

      The Company expects to complete its Year 2000 remediation by August 1999. However, the Company's ability to execute its plan in a timely manner may be adversely affected by a variety of factors, some of which are beyond the Company's control, including turnover of key employees, availability and continuity of IBM consultants and the potential for unforeseen implementation problems. The Company's business could be interrupted if the Year 2000 plan is not implemented in a timely manner, if the Company's vendors, service providers or other third parties are not Year 2000 ready or if the Company's contingency plans are not successful. Any such business interruptions could have a material adverse effect on the Company's results of operation, liquidity or financial condition by impairing its ability to process customer transactions, as well as to order and receive merchandise for sale in a timely manner.

New Accounting Standards Not Yet Adopted

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially affect the financial position or results of operations of the Company.

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

ITEM 8. Consolidated Financial Statements.

                              PATHMARK STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                    52 Weeks Ended
                                                       -----------------------------------------
                                                       January 30,    January 31,    February 1,
                                                           1999           1998           1997
                                                       -----------    -----------    -----------
Sales ..............................................   $ 3,655,211    $ 3,695,865    $ 3,710,523

Cost of sales (exclusive of depreciation and
amortization shown separately below) ...............     2,611,814      2,652,289      2,619,277
                                                       -----------    -----------    -----------

Gross profit .......................................     1,043,397      1,043,576      1,091,246

Selling, general and administrative expenses .......       832,805        840,886        857,290

Depreciation and amortization ......................        76,718         83,413         88,956

Restructuring charge ...............................            --             --          9,137

Lease commitment charge ............................            --             --          8,763
                                                       -----------    -----------    -----------

Operating earnings .................................       133,874        119,277        127,100

Interest expense ...................................      (160,794)      (164,168)      (161,469)
                                                       -----------    -----------    -----------

Loss before income taxes and extraordinary items ...       (26,920)       (44,891)       (34,369)

Income tax (provision) benefit .....................        (1,591)        16,705         14,411
                                                       -----------    -----------    -----------

Loss before extraordinary items ....................       (28,511)       (28,186)       (19,958)

Extraordinary items, net of an income tax benefit of
   $5,456 in Fiscal 1997 and $613 in Fiscal 1996 ...            --         (7,488)          (877)
                                                       -----------    -----------    -----------
Net loss ...........................................   $   (28,511)   $   (35,674)   $   (20,835)
                                                       ===========    ===========    ===========

                 See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                      January 30,    January 31,
                                                          1999           1998
                                                      -----------    -----------
ASSETS
Current Assets
   Cash and cash equivalents ......................   $     7,661    $    60,076
   Accounts receivable, net .......................        13,792         10,928
   Merchandise inventories ........................       143,212        148,775
   Income taxes receivable ........................         1,493             --
   Deferred income taxes, net .....................         5,912         10,621
   Prepaid expenses ...............................        21,522         21,449
   Due from suppliers .............................        49,600         13,027
   Other current assets ...........................        11,202         11,331
                                                      -----------    -----------
     Total Current Assets .........................       254,394        276,207
Property and Equipment, Net .......................       470,726        529,542
Deferred Financing Costs, Net .....................        15,723         18,547
Deferred Income Taxes, Net ........................        43,481         43,389
Other Assets ......................................        40,831         32,687
                                                      -----------    -----------
                                                      $   825,155    $   900,372
                                                      ===========    ===========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
   Accounts payable ...............................   $    94,399    $   128,484
   Book overdrafts ................................         4,541         26,330
   Current maturities of long-term debt ...........        15,902         43,478
   Income taxes payable ...........................            --          1,771
   Accrued payroll and payroll taxes ..............        52,014         49,533
   Current portion of lease obligations ...........        21,869         24,337
   Accrued interest payable .......................        21,325         18,300
   Accrued expenses and other current liabilities .        86,413         93,297
                                                      -----------    -----------
     Total Current Liabilities ....................       296,463        385,530
                                                      -----------    -----------
Long-Term Debt ....................................     1,258,539      1,177,898
                                                      -----------    -----------
Lease Obligations, Long-Term ......................       160,708        170,273
                                                      -----------    -----------
Other Noncurrent Liabilities ......................       241,351        244,011
                                                      -----------    -----------
Commitments and Contingencies (Notes 11, 17 and 21)
Stockholder's Deficiency
Common Stock $.10 par value .......................            --             --
   Authorized, issued and outstanding: 100 shares
Paid-in Capital ...................................        71,897         68,703
Accumulated Deficit ...............................    (1,174,554)    (1,146,043)
Note receivable from PTK Holdings, Inc. ...........       (29,249)            --
                                                      -----------    -----------
     Total Stockholder's Deficiency ...............    (1,131,906)    (1,077,340)
                                                      -----------    -----------
                                                      $   825,155    $   900,372
                                                      ===========    ===========

                 See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                                 (in thousands)

                                                                                        Note
                                                                                     Receivable         Total
                                         Common      Paid-in        Accumulated       from PTK       Stockholder's
                                         Stock       Capital          Deficit       Holdings, Inc.    Deficiency
                                         -----     -----------      -----------      -----------      -----------
Balance, February 3, 1996 ..........     $  --     $    65,303      $(1,089,534)     $        --      $(1,024,231)
   Net loss ........................        --              --          (20,835)              --          (20,835)
   Capital contribution from SMG-II
     Holdings Corporation ..........        --           3,400               --               --            3,400
                                         -----     -----------      -----------      -----------      -----------

Balance, February 1, 1997 ..........        --          68,703       (1,110,369)              --       (1,041,666)
   Net loss ........................        --              --          (35,674)              --          (35,674)
                                         -----     -----------      -----------      -----------      -----------

Balance, January 31, 1998 ..........        --          68,703       (1,146,043)              --       (1,077,340)

   Net loss ........................        --              --          (28,511)              --          (28,511)

   Note receivable from PTK
    Holdings, Inc. .................        --              --               --          (26,471)         (26,471)

   Accretion on note receivable from
    PTK Holdings, Inc. .............        --           2,778               --           (2,778)              --

   Dividend to PTK Holdings, Inc. ..        --             (60)              --               --              (60)

   Capital contribution from SMG-II
    Holdings Corporation ...........        --             476               --               --              476

                                         -----     -----------      -----------      -----------      -----------

Balance, January 30, 1999 ..........     $  --     $    71,897      $(1,174,554)     $   (29,249)     $(1,131,906)
                                         =====     ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      52 Weeks Ended
                                                                            -----------------------------------
                                                                           January 30,  January 31,  February 1,
                                                                               1999         1998         1997
                                                                            ---------    ---------    ---------
Operating Activities
   Net loss .............................................................   $ (28,511)   $ (35,674)   $ (20,835)
   Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
     Extraordinary loss on early extinguishment of debt .................          --        7,488          877
     Depreciation and amortization ......................................      80,375       87,341       92,485
     Deferred income tax (benefit) expense ..............................       4,617      (24,053)     (12,558)
     Interest accruable but not payable .................................      20,812       18,509       16,678
     Amortization of original issue discount ............................         355          354          354
     Amortization of debt issuance costs ................................       4,159        5,542        7,426
     (Gain) loss on disposal of property and equipment ..................      (4,332)         127       (5,347)
     Cash provided by (used for) operating assets and liabilities:
       Accounts receivable, net .........................................      (2,864)       1,564       (1,939)
       Merchandise inventories ..........................................       5,563       22,170        8,517
       Income taxes .....................................................      (3,264)       6,367       (2,584)
       Prepaid expenses .................................................      (3,170)        (861)      (2,889)
       Due from suppliers ...............................................     (36,573)         896         (745)
       Other current assets .............................................         329       (4,749)      (3,009)
       Other assets .....................................................      (5,534)       9,700        2,309
       Accounts payable .................................................     (34,085)     (37,715)     (17,883)
       Accrued payroll and payroll taxes ................................       2,481       (6,802)       2,013
       Accrued interest payable .........................................       2,934       (2,289)       1,403
       Accrued expenses and other current liabilities ...................      (6,981)       2,708       (1,867)
       Other noncurrent liabilities .....................................     (23,432)       5,860       11,191
                                                                            ---------    ---------    ---------
         Cash provided by (used for) operating activities ...............     (27,121)      56,483       73,597
                                                                            ---------    ---------    ---------
Investing Activities
   Property and equipment expenditures ..................................     (41,332)     (34,322)     (54,963)
   Proceeds from disposition of property and equipment ..................      56,436       26,132        8,170
   Net proceeds in connection with the C&S Purchase Agreement ...........          --      103,728           --
                                                                            ---------    ---------    ---------
         Cash provided by (used for) investing activities ...............      15,104       95,538      (46,793)
                                                                            ---------    ---------    ---------
Financing Activities
   Increase (decrease) in working capital facilities borrowings .........      43,000      (73,500)      27,500
   Increase in other long-term debt .....................................      26,652        1,956        2,052
   Repayment of term loans ..............................................      (7,566)    (279,877)     (44,828)
   Repayment of other long-term debt ....................................     (30,188)      (6,136)      (8,085)
   Reduction in lease obligations .......................................     (22,641)     (21,337)     (20,032)
   Decrease in book overdrafts ..........................................     (21,789)     (14,755)      (2,635)
   Deferred financing fees ..............................................      (1,335)      (8,044)      (3,597)
   Note receivable from PTK Holdings, Inc. ..............................     (26,471)          --           --
   Dividend to PTK Holdings, Inc. .......................................         (60)          --           --
   Borrowings under Term Loan in connection with the new Credit Agreement          --      300,000           --
   Premiums incurred in early extinguishment of debt ....................          --         (132)        (352)
   Proceeds from lease financing ........................................          --           --       21,405
                                                                            ---------    ---------    ---------
         Cash used for financing activities .............................     (40,398)    (101,825)     (28,572)
                                                                            ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents ........................     (52,415)      50,196       (1,768)
Cash and cash equivalents at beginning of period ........................      60,076        9,880       11,648
                                                                            ---------    ---------    ---------
Cash and cash equivalents at end of period ..............................   $   7,661    $  60,076    $   9,880
                                                                            =========    =========    =========
Supplemental Disclosures of Cash Flow Information
   Interest paid ........................................................   $ 132,547    $ 141,983    $ 135,536
                                                                            =========    =========    =========
   Income taxes paid ....................................................   $   2,474    $   4,755    $   4,607
                                                                            =========    =========    =========
Noncash Investing and Financing Activities
   Capital lease obligations ............................................   $  12,200    $  23,626    $  39,167
                                                                            =========    =========    =========

                 See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Business

      Organization and Basis of Presentation:

      Pathmark Stores, Inc. (the "Company") operated 132 supermarkets as of January 30, 1999, primarily in the New York-New Jersey and Philadelphia metropolitan areas and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). Holdings is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

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

      Management's Plan:

      The consolidated financial statements of the Company indicated that, at January 30, 1999, current liabilities exceeded current assets by $42.1 million and the stockholder's deficiency was $1.1 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under its working capital facility (the "Working Capital Facility") and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

Note 2--Summary of Significant Accounting Policies

      Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated in consolidation.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 2--Summary of Significant Accounting Policies--(Continued)

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

      The accompanying consolidated balance sheets include reserves for self-insured claims relating to customer, employee and vehicle accidents and covered employee medical benefits. The liabilities for customer and employee accident claims are recorded at present value, due to the long-term payout of these claims (see Note 7). While the Company believes that the amounts provided are adequate to cover its self-insured liabilities, it is reasonably possible that the final resolution of these claims may differ from the amounts provided.

      Fiscal Year:

      The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks.

      Statements of Cash Flows:

      All investments and marketable securities with a maturity of three months or less at date of purchase are considered to be cash equivalents. The Company had no cash equivalent investments as of January 30, 1999 and $52.0 million cash equivalent investments as of January 31, 1998.

      Merchandise Inventories:

      Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis.

      Rental Video Tapes:

      Video tapes purchased for rental purposes are capitalized and amortized over their estimated useful lives. The amortization of video tapes, included in cost of goods sold, approximated $3.1 million, $3.4 million and $3.1 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

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

      Long-Lived Assets:

      The carrying value of long-lived assets used in the Company's operations are assessed for recoverability based upon groups of assets and the related undiscounted cash flow generated by such assets. Assets held for sale are reviewed for impairment based upon the estimated net realizable value of such assets.

      Deferred Financing Costs:

      Deferred financing costs are amortized utilizing the interest method over the life of the related indebtedness.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 2--Summary of Significant Accounting Policies--(Continued)

      Book Overdraft:

      Under the Company's cash management system, checks issued but not presented to banks result in overdraft balances for accounting purposes and are classified as book overdrafts.

      Revenue Recognition:

      Revenue is recognized at the point of sale to the customer.

      Advertising Costs:

      Advertising costs, net of vendor reimbursements, are expensed as incurred and were $18.5 million, $18.9 million and $23.7 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

      Store Preopening and Closing Costs:

      Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value when management makes a decision to close a store (see Note 7).

      Income Taxes:

      The Company joins in filing a consolidated federal income tax return with its ultimate parent SMG-II. The Company's income taxes are computed based on a tax sharing agreement with SMG-II, in which the Company computes a hypothetical tax return as if the Company was not joined in a consolidated return with SMG-II. The Company must pay SMG-II the positive amount of any such hypothetical tax. If the hypothetical tax return shows entitlement to a refund, including any refund attributable to a carryback, then SMG-II will pay to the Company the amount of such refund.

      Earnings (Loss) Per Common Share:

      Since the Company is a wholly owned subsidiary, earnings (loss) per share is not presented.

      Software:

      Externally purchased software is capitalized and amortized over three years.

      Beginning in Fiscal 1998, internally developed software is accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 defines the types of costs that are capitalizable for computer software projects and requires all other costs to be expensed in the period incurred. SOP 98-1 requires that in order for costs to be capitalizable they must be intended to create a new system or add identifiable functionality to an existing system. The early adoption of SOP 98-1 did not materially affect the financial condition or results of operations of the Company. For Fiscal 1998, the amount capitalized for internally developed software projects was $0.25 million, which is being amortized over three years. Prior to Fiscal 1998, internally developed software was expensed as incurred.

      The amortization of capitalized software, included in selling, general and administrative expenses, approximated $0.5 million in both Fiscal 1998 and Fiscal 1997 and $0.4 million in Fiscal 1996.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 2--Summary of Significant Accounting Policies--(Continued)

      Comprehensive Income:

      Effective in Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company, at this time, has no items of comprehensive income other than net income and, accordingly, the total comprehensive loss is the same as the reported net loss for all periods presented.

      Segment Reporting:

      Effective in Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative disclosures relating to a company's operating statements. The Company, at this time, has one reportable segment (retail grocery), operates in one geographical area (United States), and has no major customers representing 10% or more of sales.

      New Accounting Standards Not Yet Adopted:

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially affect the financial condition or results of operations of the Company.

      Reclassifications:

      Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1998 presentation.

Note 3--Accounts Receivable

      Accounts receivable are comprised of the following (dollars in thousands):

                                                      January 30,   January 31,
                                                          1999          1998
                                                        -------       -------
Prescription plans .................................    $13,431       $10,074
Other ..............................................      1,604         2,048
                                                        -------       -------
Accounts receivable ................................     15,035        12,122
Less: allowance for doubtful accounts ..............      1,243         1,194
                                                        -------       -------
Accounts receivable, net ...........................    $13,792       $10,928
                                                        =======       =======

Note 4--Merchandise Inventories

      Merchandise inventories are comprised of the following (dollars in thousands):

                                                      January 30,    January 31,
                                                          1999           1998
                                                        --------       --------
Merchandise inventories at FIFO cost .............      $182,679       $184,862
Less: LIFO reserve ...............................        39,467         36,087
                                                        --------       --------
Merchandise inventories at LIFO cost .............      $143,212       $148,775
                                                        ========       ========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 4--Merchandise Inventories--(Continued)

      The increase in the LIFO reserve in Fiscal 1998 is primarily due to inflation in dairy related products and cigarettes. For Fiscal 1997, the liquidation of LIFO layers resulted in a $2.8 million gain related to the sale of the Company's pharmaceutical, grocery, frozen and perishable warehouse inventory.

Note 5--Property and Equipment

      Property and equipment are comprised of the following (dollars in thousands):

                                                       January 30,   January 31,
                                                           1999          1998
                                                         --------      --------
Land ...............................................     $ 40,069      $ 54,065
Buildings and building improvements ................      147,197       169,490
Fixtures and equipment .............................      173,216       176,443
Leasehold costs and improvements ...................      268,092       279,386
Transportation equipment ...........................       12,551        19,820
                                                         --------      --------
Property and equipment, owned ......................      641,125       699,204
Property and equipment under capital leases ........      205,158       213,094
                                                         --------      --------
Property and equipment, at cost ....................      846,283       912,298
Less: accumulated depreciation and amortization ....      375,557       382,756
                                                         --------      --------
Property and equipment, net ........................     $470,726      $529,542
                                                         ========      ========

      During Fiscal 1998, the Company sold certain real estate for $55.7 million, including $22.9 million related to the sale of the distribution center previously leased to Rickel Home Centers, Inc. ("Rickel") (see Note 21), and recognized a gain of $5.1 million. The proceeds were used to paydown the related mortgages and a portion of the Working Capital Facility.

      During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $5.4 million to write down fixed assets held for sale, principally in its southern region, to their estimated net realizable values. This charge is included in depreciation and amortization expense in the accompanying consolidated statement of operations for Fiscal 1996.

Note 6--Deferred Financing Costs, Net

      Deferred financing costs are comprised of the following (dollars in thousands):

                                                     January 30,     January 31,
                                                        1999            1998
                                                       -------         -------
Deferred financing costs .....................         $29,938         $28,599
Less: accumulated amortization ...............          14,215          10,052
                                                       -------         -------
Deferred financing costs, net ................         $15,723         $18,547
                                                       =======         =======

Note 7--Other Noncurrent Liabilities

      Other noncurrent liabilities are comprised of the following (dollars in thousands):

                                                               January 30,  January 31,
                                                                   1999         1998
                                                                 --------     --------
Deferred income related to the C&S transaction (see Note 17)     $ 55,448     $ 60,837
Self-insured liabilities ...................................       48,187       58,567
Pension and deferred compensation ..........................       21,906       20,296
Other postretirement and postemployment benefits ...........       37,813       39,942
Closed stores ..............................................       20,747       13,798
Lease commitments ..........................................        7,104        6,810
Other ......................................................       50,146       43,761
                                                                 --------     --------
Other noncurrent liabilities ...............................     $241,351     $244,011
                                                                 ========     ========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 7--Other Noncurrent Liabilities--(Continued)

      Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents and closed store liabilities, are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

Note 8--Long-Term Debt

      Long-term debt is comprised of the following (dollars in thousands):

                                                                            January 30,    January 31,
                                                                               1999           1998
                                                                            ----------     ----------
Term Loan ("Term Loan") ...............................................     $  255,684     $  263,250
Working Capital Facility ..............................................         43,000             --
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes")        438,489        438,134
11.625% Subordinated Notes due 2002 ("Subordinated Notes") ............        199,017        199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures") ..         95,750         95,750
10.75% Junior Subordinated Deferred Coupon Notes due 2003
   ("Deferred Coupon Notes") ..........................................        207,880        187,068
Debt payable to Holdings ..............................................            983            983
Industrial revenue bonds ..............................................          8,302          6,375
Other debt (primarily mortgages) ......................................         25,336         30,799
                                                                            ----------     ----------
Total debt ............................................................      1,274,441      1,221,376
Less: current maturities ..............................................         15,902         43,478
                                                                            ----------     ----------
Long-term portion .....................................................     $1,258,539     $1,177,898
                                                                            ==========     ==========

      Scheduled Maturities of Debt:

      Long-term debt principal payments are as follows (dollars in thousands):

                                                                    Principal
        Fiscal Years                                                 Payments
        ------------                                               -----------
          1999...................................................  $    15,902
          2000...................................................       78,844
          2001...................................................      307,414
          2002...................................................      196,288
          2003...................................................      654,514
          Thereafter.............................................       21,479
                                                                   -----------
                                                                   $ 1,274,441
                                                                   ===========

      Bank Credit Agreement:

      On June 30, 1997, the Company entered into a $500 million bank credit agreement (the "Credit Agreement") with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million Term Loan and a $200 million Working Capital Facility. The Company repaid in full the former term loan and former working capital facility with the borrowings obtained under the Credit Agreement.

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

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 8--Long-Term Debt--(Continued)

      At January 30, 1999, the Company was in compliance with all of its debt covenants. Based upon projected results for the upcoming fiscal year, the Company believes it will be in compliance with its debt covenants, as amended, which include financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitation on indebtedness; (ii) limitation on liens; (iii) restriction on mergers; (iv) restriction on investments, loans, advances, guarantees and acquisitions; (v) restriction on assets sales and sale/leaseback transactions;
(vi) restriction on certain payments of indebtedness and incurrence of certain agreements and (vii) restriction on transactions with affiliates.

      The Company believes it has sufficient unused borrowing capacity under the Working Capital Facility, which can be utilized for unforeseen or for seasonal cash requirements. At January 30, 1999, the Company had $50.5 million in outstanding letters of credit and $106.5 million in unused borrowing capacity under its Working Capital Facility.

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

      Industrial Revenue Bonds:

      Interest rates for the industrial revenue bonds range from 5.0% to 10.9%. The industrial revenue bonds are payable in installments ending in Fiscal 2018.

      Other Debt:

      Other debt includes mortgage notes, which are secured by property and equipment having a net book value of $37.4 million at January 30, 1999. During the third quarter of Fiscal 1998, the Company paid in full $20.1 million of mortgages, due December 1998, on six properties in conjunction with a $23.3 million refinancing of four of these properties. These borrowings, whose interest rates averaged 7.4%, are payable in installments ending in Fiscal 2008, including a scheduled final payment of $18.6 million.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 9--Fair Value of Financial Instruments

      The carrying amount and fair values of the Company's financial instruments are as follows (dollars in thousands):

                                         January 30, 1999              January 31, 1998
                                     -------------------------     -------------------------
                                      Carrying         Fair         Carrying         Fair
                                       Amount         Value          Amount         Value
                                     ----------     ----------     ----------     ----------
Term Loan ......................     $  255,684     $  255,684     $  263,250     $  263,250
Working Capital Facility .......         43,000         43,000             --             --
Senior Subordinated Notes ......        438,489        442,200        438,134        421,344
Subordinated Notes .............        199,017        199,017        199,017        181,782
Subordinated Debentures ........         95,750         95,271         95,750         88,846
Deferred Coupon Notes ..........        207,880        195,968        187,068        133,596
Debt payable to Holdings .......            983            983            983            898
Industrial revenue bonds .......          8,302          8,302          6,375          6,375
Other debt (primarily mortgages)         25,336         25,336         30,799         30,799
                                     ----------     ----------     ----------     ----------
Total debt .....................     $1,274,441     $1,265,761     $1,221,376     $1,126,890
                                     ==========     ==========     ==========     ==========

            The fair value of the Term Loan and Working Capital Facility at January 30, 1999 and January 31, 1998 approximated their carrying value due to their floating interest rates. The fair value of the notes and debentures are based on the quoted market prices at January 30, 1999 and January 31, 1998, since such instruments are publicly traded. The Company has evaluated its other debt (primarily mortgages) and industrial revenue bonds and believes, based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of January 30, 1999 and January 31, 1998, the carrying values of cash and cash equivalents, accounts receivable, due from suppliers and accounts payable approximated their fair values due to the short-term maturities of these accounts.

Note 10--Interest Expense

      Interest expense is comprised of the following (dollars in thousands):

                                                                 Fiscal Years
                                                     ----------------------------------
                                                       1998         1997         1996
                                                       ----         ----         ----
Term loans .....................................     $ 21,021     $ 22,884     $ 22,616
Working capital facilities .....................        5,098        4,969        5,444
Senior Subordinated Notes
   Amortization of original issue discount .....          355          354          354
   Currently payable ...........................       42,350       42,350       42,350
Subordinated Notes .............................       23,136       23,151       23,136
Subordinated Debentures ........................       12,088       12,088       12,088
Deferred Coupon Notes, accruable but not payable       20,812       18,509       16,678
Debt payable to Holdings .......................          114          114          114
Amortization of debt issuance costs ............        4,159        5,542        7,426
Lease obligations ..............................       21,259       22,091       19,364
Mortgages payable ..............................        2,562        3,462        3,736
Other, net .....................................        7,840        8,654        8,163
                                                     --------     --------     --------
Interest expense ...............................     $160,794     $164,168     $161,469
                                                     ========     ========     ========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 11--Lease Obligations

      At January 30, 1999, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):

                                                                      Capital     Operating
Fiscal Years                                                          Leases        Leases
------------                                                         --------     --------
1999  ..........................................................     $ 39,720     $ 35,659
2000  ..........................................................       38,076       35,329
2001  ..........................................................       29,373       34,018
2002  ..........................................................       24,293       32,742
2003  ..........................................................       20,861       31,818
Thereafter .....................................................      231,910      308,010
                                                                     --------     --------
Total minimum lease payments(a) ................................      384,233     $477,576
                                                                                  ========
Less: executory costs (such as taxes, maintenance and insurance)        1,852
                                                                     --------
Net minimum lease payments .....................................      382,381
Less: amounts representing interest ............................      199,804
                                                                     --------
Present value of net minimum lease payments (including current
   installments of $21,869)(b) .................................     $182,577
                                                                     ========

----------
(a) Net of sublease income of $0.2 million and $36.1 million for capital and operating leases, respectively.
(b) Includes $20.8 million related to a sale and leaseback accounted for as a financing.

      Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (dollars in thousands):

                                                       Fiscal Years
                                           ------------------------------------
                                             1998          1997          1996
                                           --------      --------      --------
Minimum rentals ......................     $ 42,659      $ 44,396      $ 42,481
Less: rentals from subleases(a) ......       (5,253)       (8,131)       (9,691)
                                           --------      --------      --------
Rent expense .........................     $ 37,406      $ 36,265      $ 32,790
                                           ========      ========      ========

----------
(a) The decrease in sublease rentals is attributable to properties sold, as discussed in Note 5.

Note 12--Pension and Other Benefit Plans

      Pension and Other Postretirement Benefit Plans:

      Effective in Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"). SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

      The Company maintains a defined benefit pension plan, which covers substantially all non-union and certain union associates. The Company also maintains an unfunded supplemental retirement plan for participants in the defined benefit pension plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law. Additionally, the Company has entered into individual retirement agreements with certain current and retired executives providing for unfunded supplemental pension benefits upon their retirement after attainment of age 60.

      In addition, the Company provides its associates other postretirement benefits, principally health care for non-union associates who retired prior to January 1, 1998, and life insurance benefits.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Pension and Other Benefit Plans--(Continued)

      The following tables provide a reconciliation of the benefit obligation, plan assets and the funded status of the plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used (dollars in thousands):

                                                          Pension Benefits          Other Postretirement Benefits
                                                          ----------------          -----------------------------
                                                     January 30,     January 31,     January 30,     January 31,
                                                        1999            1998            1999            1998
                                                      ---------       ---------       ---------       ---------
Change in benefit obligations:
  Benefit obligations at beginning of period ....     $ 146,764       $ 137,976       $  17,308       $  19,858
  Service cost ..................................         2,984           3,208             314             399
  Interest cost .................................        10,173           9,847             959           1,139
  Plan amendment ................................         1,880             215          (2,577)             --
  Benefits paid .................................        (8,239)         (5,834)           (379)         (1,219)
  Actuarial experience (gains) losses ...........         5,556           1,352            (217)         (2,869)
                                                      ---------       ---------       ---------       ---------
  Benefit obligations at end of period ..........     $ 159,118       $ 146,764       $  15,408       $  17,308
                                                      =========       =========       =========       =========
Change in fair value of plan assets:
  Fair value of plan assets at beginning of year      $ 213,771       $ 171,717       $      --       $      --
  Actual return on plan assets ..................        35,939          49,352              --              --
  Employer contribution .........................             9             102              --              --
  Benefits or expenses paid .....................        (6,500)         (7,400)             --              --
                                                      ---------       ---------       ---------       ---------
  Fair value of plan assets at end of year ......     $ 243,219       $ 213,771       $      --       $      --
                                                      =========       =========       =========       =========
Reconciliation of funded status at end of period:
  Funded status .................................     $  84,101       $  67,007       $ (15,408)      $ (17,308)
  Unrecognized prior service cost ...............         2,488             689          (6,833)         (5,748)
  Unrecognized net actuarial gains or losses ....       (80,933)        (69,835)         (8,276)         (8,690)
                                                      ---------       ---------       ---------       ---------
  Prepaid (accrued) benefit cost ................     $   5,656       $  (2,139)      $ (30,517)      $ (31,746)
                                                      =========       =========       =========       =========
Amount recognized in the consolidated balance
  sheets:
  Prepaid benefit cost ..........................     $  25,361       $  17,293       $      --       $      --
  Accrued benefit liabilities ...................       (23,881)        (22,033)        (30,517)        (31,746)
  Intangible asset ..............................         4,176           2,601              --              --
                                                      ---------       ---------       ---------       ---------
  Net amount recognized .........................     $   5,656       $  (2,139)      $ (30,517)      $ (31,746)
                                                      =========       =========       =========       =========
Weighted average assumption at the end of year:
  Discount rate .................................          6.75%           7.00%           6.75%           7.00%
  Expected return on plan assets ................          9.50%           9.50%             --              --
  Rate of compensation increases ................          3.75%           4.00%             --              --

      Net pension and other postretirement benefit (income) costs include the following components (dollars in thousands):

                                                   Pension Benefits                   Other Postretirement Benefits
                                                   ----------------                   -----------------------------
                                                     Fiscal Years                              Fiscal Years
                                         ------------------------------------      ------------------------------------
                                           1998          1997          1996          1998          1997          1996
                                           ----          ----          ----          ----          ----          ----
Service cost ......................      $  2,984      $  3,208      $  3,771      $    314      $    399      $    545
Interest cost .....................        10,173         9,847        10,182           959         1,139         1,640
Expected return on assets .........       (17,414)      (14,035)      (14,095)           --            --            --
Amortization of prior service cost             82            89           214        (1,492)       (1,276)         (638)
Recognition of gains ..............        (1,908)         (471)         (273)         (631)         (590)       (2,293)
Recognition of plan amendment .....            --           165         2,033            --            --            --
                                         --------      --------      --------      --------      --------      --------
Net benefit (income) costs .........     $ (6,083)     $ (1,197)     $  1,832      $   (850)     $   (328)     $   (746)
                                         ========      ========      ========      ========      ========      ========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Pension and Other Benefit Plans--(Continued)

      The health-care cost trend rate at January 30, 1999 was 3.75% and is expected to remain at this level. A 1% change in the assumed health care cost trend rate would have the following effects at January 30, 1999 (dollars in thousands):

                                                           1% Increase   1% Decrease
                                                              ------        ------
Total of service and interest cost components ..........      $  180        $  174
Postretirement benefit obligation ......................      $1,760        $1,713

      Assets of the Company's defined benefit pension plan are invested in marketable securities comprised primarily of equities of domestic corporations, U.S. Government instruments and money market investments. The increase in other assets in the consolidated balance sheet is primarily attributable to the increase of the funded pension assets, resulting from favorable investment experience during Fiscal 1998. The projected benefit obligation (included in the above table) and the accumulated benefit obligation for the unfunded supplemental retirement plans were $24.7 million and $23.9 million, respectively, at January 30, 1999 and $22.5 million and $20.6 million, respectively, at January 31, 1998.

      The Company also contributes to several multi-employer plans, which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $16.5 million, $19.0 million and $18.7 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

      Savings Plan:

      The Company sponsors a savings plan for eligible non-union associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contributions to the savings plan were $3.1 million, $3.0 million and $3.6 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

      Other Postemployment Benefits:

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

      The accumulated postemployment benefit obligation as of January 30, 1999 and January 31, 1998 was $8.0 million and $8.9 million, respectively. The net postemployment benefit cost consisted of the following components (dollars in thousands):

                                                              Fiscal Years
                                                        ------------------------
                                                         1998     1997     1996
                                                         ----     ----     ----
Service cost of benefits earned during the year ......  $  132   $1,412   $1,314
Interest cost on accumulated postemployment obligation     409      409      316
                                                        ------   ------   ------
Net postemployment benefit cost ......................  $  541   $1,821   $1,630
                                                        ======   ======   ======

      The decrease in the net postemployment benefit cost in Fiscal 1998 compared to the prior year is due to lower long-term disability expense, resulting from favorable claims experience, and lower salary continuation expense, resulting from a lower number of covered associates.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 13--Income Taxes

      The income tax (provision) benefit is comprised of the following (dollars in thousands):

                                                        Fiscal Years
                                            ------------------------------------
                                              1998          1997          1996
                                              ----          ----          ----
Current
    Federal ...........................     $  3,600      $ (4,629)     $  1,084
    State .............................         (574)       (2,719)          769
Deferred
    Federal ...........................        6,020        18,755         9,626
    State .............................        3,466         7,198         2,932
    Change in valuation allowance .....      (14,103)       (1,900)           --
                                            --------      --------      --------
Income tax (provision) benefit ........     $ (1,591)     $ 16,705      $ 14,411
                                            ========      ========      ========

      The total income tax (provision) benefit differs from the expected federal statutory income tax (provision) benefit as follows (dollars in thousands):

                                                             Fiscal Years
                                                   --------------------------------
                                                     1998        1997        1996
                                                     ----        ----        ----
Federal income tax benefit at statutory tax rate   $  9,422    $ 15,712    $ 12,029
State income taxes .............................      1,879       2,911       2,406
Change in valuation allowance ..................    (14,103)     (1,900)         --
Other ..........................................      1,211         (18)        (24)
                                                   --------    --------    --------
Income tax (provision) benefit .................   $ (1,591)   $ 16,705    $ 14,411
                                                   ========    ========    ========

      Deferred income tax assets and liabilities consist of the following (dollars in thousands):

                                                    January 30, 1999          January 31, 1998
                                                 ---------------------     ---------------------
                                                  Assets    Liabilities     Assets    Liabilities
                                                  ------    -----------     ------    -----------
Property and equipment .....................     $     --     $ 37,344     $     --     $ 50,216
Merchandise inventory and gross profit .....           --       11,817           --       11,840
Prepaid expenses ...........................           --        5,609           --        6,108
Self-insured liabilities ...................       31,253           --       36,230           --
Benefit plans ..............................        1,866           --        6,248           --
Lease capitalization .......................       19,714           --       19,290           --
Alternative minimum taxes ..................        3,893           --        8,752           --
General business credits ...................        9,194           --        9,019           --
Net operating loss carryforwards ...........       31,122           --        9,223           --
Other postretirement and
  postemployment benefits ..................       15,600           --       17,306           --
Deferred income ............................       23,097           --       26,909           --
Closed stores reserves and accrued expenses        16,506           --       15,402           --
Capital loss carryforward ..................       20,259           --       29,732           --
Other ......................................          770        7,258          683        8,870
                                                 --------     --------     --------     --------
Subtotal ...................................      173,274       62,028      178,794       77,034
Less: valuation allowance ..................       61,853           --       47,750           --
                                                 --------     --------     --------     --------
Total ......................................     $111,421     $ 62,028     $131,044     $ 77,034
                                                 ========     ========     ========     ========

      The balance sheet classification of the deferred income tax assets and liabilities is as follows (dollars in thousands):

                                           January 30, 1999                                January 31, 1998
                              ------------------------------------------      ------------------------------------------
                                Current       Noncurrent         Total          Current       Noncurrent         Total
                                -------       ----------         -----          -------       ----------         -----
Assets ..................     $   33,961      $  139,313      $  173,274      $   37,695      $  141,099      $  178,794
Liabilities .............        (20,645)        (41,383)        (62,028)        (17,685)        (59,349)        (77,034)
                              ----------      ----------      ----------      ----------      ----------      ----------
Subtotal ................         13,316          97,930         111,246          20,010          81,750         101,760
Less: valuation allowance         (7,404)        (54,449)        (61,853)         (9,389)        (38,361)        (47,750)
                              ----------      ----------      ----------      ----------      ----------      ----------
Total ...................     $    5,912      $   43,481      $   49,393      $   10,621      $   43,389      $   54,010
                              ==========      ==========      ==========      ==========      ==========      ==========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 13--Income Taxes--(Continued)

      The Company's net deferred income tax assets were $49.4 million and $54.0 million, net of a valuation allowance of $61.9 million and $47.8 million at January 30, 1999 and January 31, 1998, respectively. The Company believes that it is more likely than not that the net deferred tax assets will be realized through the implementation of tax strategies which could generate taxable income.

      During Fiscal 1998 and Fiscal 1997, the net increases in the valuation allowance were $14.1 million and $1.9 million, respectively. These changes reflect increases in the valuation allowance related to those deferred tax assets which the Company has concluded are not likely to be realized, partially offset in Fiscal 1997 by a decrease in the valuation allowance related to the utilization of the Company's capital loss carryforwards. The Company will continue to assess the recoverability of its deferred income tax assets and further adjustments to the valuation allowance may be necessary based on the evidence available at that time. Federal and state net operating loss carryforwards expire in Fiscal 1999 through Fiscal 2018. General business credits consist of federal jobs credits and expire in Fiscal 2004 through Fiscal 2012.

      In Fiscal 1998, Fiscal 1997 and Fiscal 1996, the Company made income tax payments of $2.5 million, $4.8 million and $4.6 million, respectively, and received income tax refunds of $4.5 million, $4.3 million and $5.5 million, respectively.

Note 14--Stockholder's Deficiency

      During the second quarter of Fiscal 1998, in conjunction with the paydown of debt by PTK, Pathmark loaned $26.5 million to PTK in the form of a 14 1/2% discount note, due May 12, 2003, accreting to a maturity value of $53.3 million. PTK is not required to pay cash interest on this note. The note receivable from PTK has been reflected as a separate component of stockholder's deficiency and Pathmark is not reflecting interest income in its consolidated statements of operations related to this note. Accordingly, the accretion on this note is offset by a corresponding credit of $2.8 million to paid-in capital.

      During Fiscal 1998, SMG-II issued restricted stock grants to certain officers and key employees of Pathmark, pursuant to the SMG-II Holdings Corporation 1997 Restricted Stock Plan (the "RS Plan"). Each restricted stock award consisted of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock and will become nonforfeitable upon the earlier of (i) the seventh anniversary of the date of grant, and (ii) thirty days prior to a Realization Event (as defined in the RS Plan), provided the awardee is an employee of the Company or subsidiary at the time such anniversary or Realization Event occurs. Generally, a Realization Event would occur upon a sale or merger transaction involving SMG-II and/or its subsidiaries and a nonaffiliated entity, or a public offering of SMG-II Class A Common Stock as a result of which the aggregate price for all shares sold in the public offering exceeds $50.0 million. Each restricted stock award will be forfeited upon termination of employment prior to both a Realization Event and the seventh anniversary of any restricted stock award (i) 180 days after such termination if the termination is without Cause (as defined), or by reason of death, retirement or disability, and (ii) immediately in the case of a resignation or termination for Cause. The restricted stock awards were valued at $5.0 million at the date of issuance, based on an independent appraisal, and are being amortized as compensation expense in the Company's consolidated statements of operations over the seven-year vesting period, with a corresponding credit of $0.48 million to paid-in capital.

      During Fiscal 1998, the Company paid a dividend of $60.0 thousand to its stockholder to pay for its administrative expenses. Such dividend is limited to $100.0 thousand per year in accordance with the Credit Agreement.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 15--Extraordinary Items

      The extraordinary items, representing losses on early extinguishment of debt, consist of the following (dollars in thousands):

                                                             Fiscal Years
                                                       ------------------------
                                                         1997            1996
                                                         ----            ----
Loss before income taxes .......................       $(12,944)       $ (1,490)
Income tax benefit .............................          5,456             613
                                                       --------        --------
Extraordinary items, net of a tax benefit ......       $ (7,488)       $   (877)
                                                       ========        ========

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

Note 16--Related Party Transactions

      The Company was a party to an agreement, which has since been terminated, pursuant to which the Company provided certain administrative services to Chefmark. Such services included, among other things, legal, human resources, data processing, insurance, accounting, tax, treasury and property management services. The cost of the services charged to Chefmark under this agreement was approximately $0.50 million in Fiscal 1998 and approximately $1.4 million in each of Fiscal 1997 and 1996.

      During Fiscal 1996, in conjunction with the hiring of a Chief Executive Officer (the "CEO"), SMG-II granted the CEO an equity package (the "Equity Strip") independently valued at $3.4 million and consisting of restricted shares of SMG-II Preferred Stock and restricted shares and options of SMG-II Common Stock. The Company recorded the Equity Strip as deferred compensation by the means of a capital contribution from SMG-II (see Notes 20 and 23).

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

      In March 1990, Jerry G. Rubenstein, a Director, borrowed from Holdings $100,000 in order to help finance his purchase of Holdings' Class A Common Stock. Subsequently, such shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to Holdings is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement, pursuant to which the shares of Holdings'

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 16--Related Party Transactions--(Continued)

Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1999, Mr. Rubenstein remained indebted to Holdings in the amount of $100,000.

      During Fiscal 1998, Pathmark and SMG-II retained ML&Co. to act as its financial advisor in connection with any proposed business combination involving SMG-II and its subsidiaries. Pursuant to the terms of ML&Co.'s engagement, SMG-II and Pathmark have agreed to pay ML&Co. for its services a fee in an amount equal to 0.6% of the aggregate purchase price paid in such business combination, payable in cash upon the consummation of such business combination, and to reimburse ML&Co. for reasonable out-of-pocket expenses.

Note 17--Supply and Distribution Agreements

      On January 29, 1998, the Company sold its Woodbridge, New Jersey distribution center and office complex and its leasehold interests in its two distribution centers and its banana ripening facility in North Brunswick, New Jersey, Dayton, New Jersey and Avenel, New Jersey, respectively (all of the foregoing buildings are hereinafter referred to as, collectively the "Facilities"), to C&S Wholesale Grocers, Inc. ("C&S"), including the fixtures, equipment and inventory in each of those Facilities, for $104.5 million (the "C&S Purchase Agreement"). The Company used $32.5 million of the net proceeds to pay down a portion of the Term Loan. A portion of the net proceeds were used to pay down the Working Capital Facility at the end of Fiscal 1997. The remainder of the proceeds were invested in marketable securities and, during Fiscal 1998, were utilized to pay down accounts payable related to the inventory sold in connection with the C&S Purchase Agreement and other liabilities. Simultaneously, the Company and C&S entered into a 15-year supply agreement (the "Supply Agreement"), pursuant to which C&S will supply substantially all of the Company's grocery, frozen and perishable merchandise requirements, formerly owned and warehoused by the Company. As a result of these agreements, the Company recorded deferred income of $60.8 million at January 31, 1998. Such deferred income consisted of (i) $25.0 million received by the Company for future trade discounts and rebates, which is being amortized to operations as it is earned, and (ii) $35.8 million in net proceeds received in excess of the fair value of the assets sold; such excess has been deferred and is being amortized to operations over the life of the Supply Agreement. At January 30, 1999, the deferred income balance was $55.4 million.

      As a result of the Supply Agreement, due from supplier transactions are primarily processed directly through C&S. Prior to the C&S transaction, the Company netted certain due from supplier receivables against corresponding vendor accounts payable, since it had the right of offset. This transition has resulted in an increase in the due from suppliers balance at January 30, 1999.

      In addition, the Company outsourced its trucking operations to a third party trucking company, pursuant to a ten-year trucking services agreement effective October 5, 1997, in which the trucking company will deliver merchandise to all of the Company's stores.

Note 18--Restructuring Charge

      During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $9.1 million for reorganization and restructuring costs related to its administrative operations. The restructuring charge included $4.2 million for the costs of a voluntary early retirement program, which was accepted by 142 employees, and $1.2 million for severance and termination benefits for 80 employees. The remaining charge of $3.7 million primarily related to consulting fees incurred in connection with the restructuring and exit costs for facility consolidation.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 18--Restructuring Charge--(Continued)

      As of January 30, 1999, $7.9 million has been expended, of which $4.2 million related to the early retirement program and severance benefits and $3.7 million related to consulting costs and the facility consolidation. The remaining balance of $1.2 million relates to early retirement benefits which will be expended over time; such balance is included in the respective pension and postretirement liability accounts.

Note 19--Lease Commitment Charge

      During the fourth quarter of Fiscal 1996, the Company decided to divest a group of its southern region stores, certain of which had experienced unprofitable operating results. The Company concluded that the operating losses being experienced by these stores were other than temporary and that the projected operating results of such stores would not be sufficient to recover their long-lived assets and their contractual lease commitments. Further, the Company believes that these lease costs will not be significantly recoverable through any future sublease. Therefore, the Company recorded a $8.8 million pretax charge related to these unfavorable lease commitments, in addition to writing down the long-lived assets of these stores (see Note 5).

      During Fiscal 1997, the Company sold four and closed seven stores that it announced for divestiture at the end of Fiscal 1996. The results of operations for these 11 stores were as follows (dollars in thousands):

                                                           Fiscal Years
                                                   -----------------------------
                                                     1997                 1996
                                                     ----                 ----
Sales ................................             $ 42,877             $152,599
                                                   ========             ========
Operating loss .......................             $ 10,590             $ 10,663
                                                   ========             ========

Note 20--Chief Executive Officer 1996 Employment Agreement

      On October 8, 1996, the Company hired a CEO pursuant to a five-year employment agreement (the "Employment Agreement"). In conjunction with his employment, SMG-II granted to the CEO an Equity Strip consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock and 19,851 restricted shares of SMG-II Common Stock and options to purchase 100,000 shares of SMG-II Common Stock at an initial exercise price of $100 per share (the "Options"), with the said exercise price increasing over time. The Equity Strip was valued at $3.4 million at the date of issuance, based upon an independent appraisal, and will vest over the term of the Employment Agreement or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in its entirety upon the occurrence of a termination event, as defined. The Equity Strip is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement. The Options were accounted for by SMG-II using the methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and as a result, no compensation expense was recorded. The Options will vest over four years and expire one year after being fully vested, except for the portion of the Options that vest on the day before the fifth year and has not yet become exercisable, the expiration of which will be extended to year seven. If employment with the Company should end as a result of a termination event, the Options (whether or not then vested) will be immediately and irrevocably forfeited, except in certain circumstances. Vested Options do not become exercisable until the occurrence of certain events related generally to the realization of a third-party sale of SMG-II Common Stock. The CEO also received
(a) a one-time signing bonus of $1.0 million, which is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement, and (b) a $4.5 million loan evidenced by sixteen separate promissory notes. Under the terms of each note, if he is in full employment of the Company on a quarterly anniversary of his hiring date, his obligation to pay such note maturing on such date will be forgiven as to principal, but not any then accrued and unpaid interest. The Company has and will continue to record compensation expense upon the forgiveness of each note. In the event his employment ends as a result of a termination event, prior to a change in control, as defined, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest. These notes, which bear interest at a blended rate of approximately 6%, are on a full-recourse basis and secured by the Equity Strip, the Options and any shares acquired upon exercise of such Options. The balance of the loan was approximately $2.0 million and $3.1 million at January 30, 1999 and January 31, 1998, respectively. In addition to the Employment Agreement, Pathmark and the CEO entered into a sale and transition agreement dated March 8, 1999 (see Note
23).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 21--Commitments and Contingencies

      Rickel:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into ten leases for certain of the Company's owned real estate properties, including a distribution center, with Rickel as tenant. In addition, the Company assigned to Rickel 25 third party leases.

      In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, of the 35 locations leased to Rickel, 16 leases have been assigned by Rickel in 1998 to Staples, Inc., 12 leases have either been terminated or assigned to third parties, including Rickel's distribution center which was sold by the Company during Fiscal 1998, and seven leases were rejected and are being actively marketed by the Company to other prospective tenants.

      Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability which may occur, including the future rent and real estate taxes, net of expected recoveries.

      Information Services Outsourcing:

      In August 1991, the Company entered into a ten-year agreement with IBM to provide a wide range of information systems services. Under the agreement, IBM has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The amounts expensed under this agreement in the accompanying consolidated statements of operations were $26.5 million, $23.7 million and $22.1 million during Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

      Other:

      On March 23, 1999, a purported holder of shares of Preferred Stock (as defined in Note 23) filed an action in the Court of Chancery of the State of Delaware, purportedly on behalf of the class of the holders of the Preferred Stock, against Holdings, SMG-II, Ahold Acquisition, Inc. (the "Purchaser") and the directors of Holdings (collectively, the "Defendants"). The complaint, entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047, alleges, among other things, that (i) certain of the Defendants have issued materially false and misleading statements, and failed to disclose material information, in the Schedule 14D-9 in violation of their fiduciary duty of disclosure; (ii) SMG-II and the directors of Holdings breached certain fiduciary duties owed to holders of the Preferred Stock and (iii) the Purchaser knowingly aided and abetted SMG-II's and the directors of Holdings alleged breaches of fiduciary duty. The complaint demands, among other things, judgment
(i) enjoining the Defendants preliminarily and permanently from consummating the Offer and related transactions, (ii) ordering the Defendants to issue corrective disclosures, (iii) ordering the Defendants to retain an independent financial advisor to evaluate the fairness of the Offer and the related transactions and
(iv) awarding damages to the holders of the Preferred Stock. Holdings believes that the claims against it, its directors and SMG-II are without merit and intends to vigorously oppose them. The Purchaser has informed Holdings that it believes that the claims against it are without merit and it intends to vigorously oppose them.

      The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 22--Quarterly Financial Data (Unaudited)

      Financial data for the interim periods of Fiscal 1998 and Fiscal 1997 is as follows (dollars in thousands):

                                                      13 Weeks Ended
                                  --------------------------------------------------------
                                     May 2,        August 1,     October 31,     January 30,     Fiscal
                                      1998           1998           1998           1999           1998
                                  -----------    -----------    -----------    -----------    -----------
52 Weeks Ended January 30, 1999
Sales .........................   $   916,015    $   922,909    $   899,990    $   916,297    $ 3,655,211
Gross profit(a) ...............       264,153        261,825        255,527        261,892      1,043,397
Selling, general and
  administrative expenses(b) ..       211,065        204,339        210,383        207,018        832,805
Depreciation and amortization .        19,648         19,713         19,577         17,780         76,718
Operating earnings ............        33,440         37,773         25,567         37,094        133,874
Interest expense ..............       (40,874)       (39,938)       (39,801)       (40,181)      (160,794)
Loss before income taxes ......        (7,434)        (2,165)       (14,234)        (3,087)       (26,920)
Income tax provision ..........           (27)           (13)           (34)        (1,517)        (1,591)
Net loss ......................   $    (7,461)   $    (2,178)   $   (14,268)   $    (4,604)   $   (28,511)

                                                      13 Weeks Ended
                                  --------------------------------------------------------
                                     May 3,        August 2,    November 1,      January 31,     Fiscal
                                      1997           1997           1997           1997           1997
                                  -----------    -----------    -----------    -----------    -----------
52 Weeks Ended January 31, 1998
Sales .........................   $   922,319    $   931,833    $   900,986    $   940,727    $ 3,695,865
Gross profit(c) ...............       259,262        262,150        248,174        273,990      1,043,576
Selling, general and
  administrative expenses .....       212,341        213,095        205,292        210,158        840,886
Depreciation and amortization .        20,174         19,942         21,366         21,931         83,413
Operating earnings ............        26,747         29,113         21,516         41,901        119,277
Interest expense ..............       (41,290)       (41,262)       (40,368)       (41,248)      (164,168)
Earnings (loss) before income
  taxes and extraordinary items       (14,543)       (12,149)       (18,852)           653        (44,891)
Income tax benefit (provision)          5,701          4,836          7,630         (1,462)        16,705
Loss before extraordinary items        (8,842)        (7,313)       (11,222)          (809)       (28,186)
Extraordinary items, net of an
  income tax benefit ..........            --         (7,488)            --             --         (7,488)
Net loss ......................   $    (8,842)   $   (14,801)   $   (11,222)   $      (809)   $   (35,674)

----------
(a) The pretax LIFO provision for Fiscal 1998 was $3.4 million consisting of provisions of $0.35 million in each of the first three quarters, and $2.35 million in the fourth quarter, respectively.
(b) Selling, general and administrative expenses for Fiscal 1998 included a second quarter gain of $5.1 million recognized on the sale of certain real estate.
(c) The pretax LIFO credit for Fiscal 1997 was $5.4 million consisting of provisions of $0.4 million and $0.5 million in the first and second quarters, respectively, and credits of $1.7 million and $4.6 million in the third and fourth quarters, respectively.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 23--Subsequent Event

      On March 15, 1999, Koninklijke Ahold N.V., a company organized under the laws of the Netherlands ("Ahold") and the Purchaser, a Delaware corporation and an indirect wholly-owned subsidiary of Ahold, commenced a tender offer to purchase all of the issued and outstanding shares (the "Shares") of Holdings' $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") at a price of $38.25 per Share, net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 1999 (the "Offer to Purchase") and the related Letter of Transmittal (which, together with the Offer to Purchase and all amendments and supplements thereto, constitute the "Offer").

      The Offer is an integral part of the transactions contemplated by, and is being made pursuant to, an Agreement and Plan of Merger, dated as of March 9, 1999, among Ahold, the Purchaser and SMG-II (the "SMG-II Merger Agreement") pursuant to which Ahold will be acquiring all of the issued and outstanding shares of the capital stock of SMG-II, the indirect parent of the Company, through the merger of the Purchaser with and into SMG-II (the "SMG-II Merger"), subject to the terms and conditions contained in the SMG-II Merger Agreement for aggregate consideration of $55,731,834. Pursuant to the SMG-II Merger Agreement, the Offer is subject to certain conditions, including the condition that there be validly tendered and not withdrawn prior to the expiration of the Offer a number of Shares which, together with Shares previously acquired by Ahold, any direct or indirect subsidiary of Ahold (including the Purchaser), Holdings, or any direct or indirect subsidiary of Holdings, represent at least 66 2/3% of the Shares on a fully diluted basis (the "Minimum Condition"). The Offer is also conditioned upon, among other things, the expiration or termination of any applicable waiting period under the antitrust laws and the receipt by Ahold of an irrevocable letter from SMG-II stating that all of the conditions to the obligations of SMG-II to effect the SMG-II Merger described below pursuant to the SMG-II Merger Agreement have been satisfied or waived. The Offer has since been extended until May 21, 1999.

      The SMG-II Merger Agreement provides that, promptly upon consummation of the SMG-II Merger, Ahold will cause Holdings to be merged with and into SMG-II (the "Holdings Merger"), pursuant to a Merger Agreement (the "Holdings Merger Agreement") to be entered into at such time between SMG-II and Holdings in the form attached as an exhibit to the SMG-II Merger Agreement. At the effective time of the Holdings Merger (the "Effective Time"), each of the Shares (other than Shares held by any subsidiary of Holdings or in the treasury of Holdings, or held, directly or indirectly, by Ahold or any direct or indirect subsidiary of Ahold (including the Shares acquired by the Purchaser pursuant to the Offer), which Shares will be cancelled, and other than Shares, if any, held by stockholders who perfect their appraisal rights under Delaware General Corporation Law) will be converted into the right to receive an amount in cash equal to $38.25.

      The SMG-II Merger Agreement provides that, among other things, in the event all of the conditions to the consummation of the SMG-II Merger (other than the Minimum Condition and certain related conditions) have been satisfied or waived, but the Minimum Condition and certain related conditions have not been satisfied or waived, SMG-II is obligated, pursuant to the terms and conditions of a Stock Purchase Agreement dated as of March 9, 1999 (the "Alternative Stock Purchase Agreement"), by and among SMG-II, PTK (the parent of the Company), Ahold and the Purchaser to cause PTK to sell all of the issued and outstanding shares of the capital stock (the "Pathmark Stock") of Pathmark for a purchase price, payable in cash, equal to $242.8 million (the "Alternate Stock Purchase"). In such event, the only material asset of Holdings would be its ownership of all of the issued and outstanding shares of the capital stock of PTK, the only material asset of which in turn would be the net after tax proceeds from the sale of the Pathmark Stock to the Purchaser pursuant to the Alternative Stock Purchase Agreement.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 23--Subsequent Event--(Continued)

      Concurrent with the execution of the SMG-II Merger Agreement, as required by Ahold and the Purchaser, ML Investors (as defined in Item 5, Part II of this Form 10-K), Equitable Investors (as defined in Item 5, Part II of this Form 10-K) and James L. Donald (collectively, the "SMG-II Stockholders"), entered into a stockholders agreement, dated March 9, 1999 (the "Stockholders Agreement"), with Ahold and Purchaser. Pursuant to the Stockholders Agreement, the SMG-II Stockholders have (i) agreed to vote the shares of the capital stock of SMG-II owned by them in favor of the SMG-II Merger, and (ii) granted the Purchaser an option to purchase, under certain circumstances, the shares of the capital stock of SMG-II owned by them.

      In addition to the Employment Agreement as described in Note 20, Pathmark and the CEO entered into a sale and transition agreement dated March 8, 1999. The sale and transition agreement is intended to provide the CEO with an incentive to remain employed by Pathmark both before and after the SMG-II Merger or any similar sale of the Company. Pursuant to the sale and transition agreement, the CEO may elect to exchange his Equity Strip and Stock Options (as such terms are defined in the Employment Agreement) for the potential to earn a sale bonus and a supplemental sale bonus in connection with a sale of the Company. If a sale of the Company is successfully consummated while the CEO continues to be employed by Pathmark, the CEO will become entitled to receive $2.0 million in a lump sum cash amount from Pathmark, less withholding taxes. After the sale of the Company is successfully consummated, the CEO will become eligible to receive a supplemental sale bonus on the second anniversary of the sale if he continues to be employed by Pathmark or the purchaser on such date. If the SMG-II Merger or the Alternative Stock Purchase is consummated, the supplemental sale bonus would be $7.2 million, less withholding taxes. The CEO will also become entitled to receive the supplemental sale bonus if his employment with Pathmark is terminated for reason other than misconduct on the part of the CEO during the two year period following the Sale of the Company, if the purchaser declines to continue to employ the CEO after the date of the sale of the Company or upon the CEO's death or disability after the date of the sale of the Company. The CEO will forfeit the supplemental sale bonus if (i) he refuses to continue to be employed by Pathmark after the purchaser offers the CEO reasonable terms of employment, (ii) the CEO resigns from his employment with Pathmark other than for "good reason" (as such term is defined in the Employment Agreement) or he is terminated by Pathmark for "cause" (as such term is defined in the Employment Agreement) or (iii) the CEO becomes deceased or permanently disabled prior to the date of the sale of the Company. The sale and transition agreement must be approved by a vote of 75% of the stockholders of Pathmark and its parent companies within ninety days after March 9, 1999.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Pathmark Stores, Inc.
Carteret, New Jersey

      We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and its subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche  LLP

Parsippany, New Jersey
April 9, 1999

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company (As of April 15, 1999)

(a) Directors of the Company

      The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name and principal business of any corporation or other organization in which such occupation or employment is or was conducted, of the directors of the Company, all of whom are citizens of the United States unless otherwise indicated. Each individual named below is a director of each of the Company, PTK, Holdings and SMG-II.

                                                                 Director of the
                                                                     Company
  Name, Age, Principal Occupation and Other Directorships             Since
  -------------------------------------------------------        ------------

MATTHIAS BOWMAN, 50, Director of Merrill Lynch Capital                 1997
  Partners, Inc., ("MLCP"), an investment firm affiliated with Merrill Lynch & Co., ("ML& Co."), the financial services concern, since 1998; Chief Executive Officer of MLCP from 1994 to 1998; Vice Chairman of Investment
  Banking with ML&Co. since 1993; Managing Director of
  Merrill Lynch, Pierce, Fenner & Smith Incorporated
  ("MLPFS") since at least 1992. Mr. Bowman is also a Director of U.S. Foodservice Corp.

JOHN W. BOYLE, 70, Chairman and Chief Executive Officer                1995
  (retired) of the Company from March 1996 to October 1996;
  Vice Chairman (retired), Eckerd Corporation, a drug store chain, between 1983 and 1995. Mr. Boyle is also Chairman of United Artists Theater Circuit, Inc.

JAMES J. BURKE, JR., 47, Partner and a Director of                     1988
  Stonington Partners, Inc. ("SPI"), a private investment firm, since 1993, and a Director of MLCP since 1987;
  Managing Partner of MLCP from 1993 to 1994; President and
  Chief Executive Officer of MLCP from 1987 to 1993. Mr.
  Burke was also a Managing Director of ML&Co. until 1994.
  Mr. Burke is also a Director of Ann Taylor Stores Corp.,
  Borg-Warner Security Corp., Education Management Corp. and
  United Artists Theater Circuit, Inc.(1)

JAMES DONALD, 45, Chairman, President and Chief Executive              1996
  Officer of the Company (since October 1996); Senior Vice
  President and General Manager, Safeway, Inc., Eastern
  Division from February 1994 until October 1996; Vice
  President-Marketing, Wal-mart Corp. prior thereto.

U. PETER C. GUMMESON, 40, Senior Vice President, Albion                1996
  Alliance LLC, an asset manager specializing in private debt and equity securities (since 1996). Mr. Gummeson has also been Managing Director of Alliance Corporate Finance
  Group Incorporated, an asset manager specializing in private debt and equity securities since 1984. Both firms are affiliated with the Equitable Investors.

STEPHEN M. McLEAN, 41, General Partner of Arena Capital                1987
  Partners, LLC, a private investment firm since March 1999;
  Partner and a Director of SPI from 1993 to February 1999;
  Partner of MLCP from 1993 to 1994; Senior Vice President of MLCP from 1987 to 1993; Director of MLCP since 1987;
  Managing Director of the Investment Banking Division of
  ML&Co. until 1994. Mr. McLean is also a Director of CMI
  Industries, Inc., Dictaphone Corporation, Merisel, Inc.
  and Packard Bio Science Company.(1)

                                                                 Director of the
                                                                     Company
  Name, Age, Principal Occupation and Other Directorships             Since
  -------------------------------------------------------        ------------

ROBERT G. MILLER, 55, Chief Executive Officer of Fred Meyer,           1997
  Inc., a diversified retailer. Mr. Miller is also a Director of PacifiCorp.

ROBERT J. MYLOD, JR., 32, Vice President of priceline.com              1998
  Incorporated, an internet commerce company since January
  1999; Principal of SPI from 1996 to February 1999;
  Associate of SPI from November 1993 to December 1995;
  Associate of MLCP prior thereto. Mr. Mylod was also an associate of the Investment Banking Division of MLPFS from 1993 to 1994.

JERRY G. RUBENSTEIN, 69, Managing Partner, Omni Management             1996
  Associates; Consultant to MLCP since 1988.

-------
(1) Includes service with Pathmark's predecessor.

      Pursuant to the 1991 Stockholders Agreement, the ML Investors are entitled to designate seven directors, the Management Investors are entitled to designate up to three directors and The Equitable Investors are entitled to designate one director to both Holdings' and SMG-II's Board of Directors. Such agreement furthermore entitles the ML Investors to designate a majority of Holdings' Board of Directors at all times. By having the ability to designate a majority of Holdings' and SMG-II's Board of Directors, the ML Investors have the ability to control the Company. Currently, six of the persons serving as directors were designated by the ML Investors (Messrs. Bowman, Boyle, Burke, McLean, Mylod and Rubenstein), one was designated by the Management Investors (Mr. Donald) and one was designated by the Equitable Investors (Mr. Gummeson). Mr. Miller was designated by the other directors. No family relationship exists between any director and any other director or executive officer of the Company.

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

                                                                   Officer of
                                                                   the Company
       Name          Age            Positions and Office              Since
                     ----           --------------------           -----------

JAMES DONALD          45   Chairman, President and Chief               1996
                           Executive Officer since October
                           1996.(1)

EILEEN SCOTT          46   Executive Vice President, Marketing         1998
                           and Distribution (since January 1998);
                           Vice President, Non-Foods
                           Merchandising and Pharmacy (November
                           1995 - December 1997); Vice President,
                           Sales & Advertising (August 1994 -
                           November 1995); Director of Grocery
                           Sales prior thereto. Ms. Scott joined
                           the Company in 1969.

JOHN SHEEHAN          41   Executive Vice President--Operations        1996
                           (since January 1998); Senior Vice
                           President--Operations (October 1996 to
                           December 1997); Director of
                           Operations, Albertsons, Inc., prior
                           thereto.

JOSEPH W. ADELHARDT   52   Senior Vice President and Controller        1987
                           since January 1996; Vice President and
                           Controller prior thereto. Mr.
                           Adelhardt joined the Company in 1976.

                                                                   Officer of
                                                                   the Company
       Name          Age            Positions and Office              Since
                     ----           --------------------           -----------

HARVEY M. GUTMAN      53   Senior Vice President--Retail               1990
                           Development. Mr. Gutman joined the
                           Company in 1976.

ROBERT JOYCE          53   Senior Vice President--Administration       1989
                           (since October 1996); Executive Vice
                           President--Operations (from January
                           1996 to October 1996); Senior Vice
                           President--Operations-- from March
                           1995 to January 1996; Senior Vice
                           President--Administration prior
                           thereto. Mr. Joyce joined the Company
                           in 1963.

MARC A. STRASSLER     50   Senior Vice President, Secretary and        1987
                           General Counsel since May 1998; Vice
                           President, Secretary and General
                           Counsel prior thereto. Mr. Strassler
                           joined the Company in 1974.

FRANK VITRANO         43   Senior Vice President, Chief Financial      1995
                           Officer and Treasurer since September
                           1998; Vice President and Treasurer
                           from December 1996 to September 1998;
                           Treasurer from July 1995 to December
                           1996; Director --Risk Management prior
                           thereto. Mr. Vitrano joined the
                           Company in 1972.

MYRON D. WAXBERG      65   Vice President and General                  1991
                           Counsel--Real Estate. Mr. Waxberg
                           joined the Company in 1976.

--------
(1) Member of the Company's Board of Directors.

ITEM 11. Executive Compensation.

                    Summary Compensation Table

                                                                                   Long Term Compensation
                                                Annual Compensation                        Awards
                                     -----------------------------------------   -------------------------
                                                                     Other                     Securities
                                                                     Annual       Restricted   Underlying    All Other
                                                         Bonus    Compensation   Stock Awards Options/SARs Compensation
    Name and Principal Position      Year   Salary ($)  ($)(1)      ($) (2)        ($) (3)        (#)         ($) (4)
                                     ----   --------   ---------- ------------   ------------ -----------  ------------
James L. Donald....................  1998     600,000     750,000  1,125,000              --          --         8,480
 Chairman, President and Chief       1997     600,000     425,000  1,179,390              --          --         3,632
  Executive Officer                  1996     193,846   1,175,000    340,021       3,400,000     100,000        16,821

Eileen Scott.......................  1998     220,000     182,600         --         500,000          --         5,600
 Executive Vice President-           1997     153,846      80,707         --              --          --         5,405
  Merchandising & Distribution

John Sheehan.......................  1998     220,000     182,600         --         500,000          --            --
 Executive Vice President -          1997     186,312      52,537     80,793              --          --            --
  Operations                         1996      51,923      81,231      9,733              --          --            --

Robert Joyce.......................  1998     231,749     127,461      2,195         250,000          --         5,600
 Senior Vice President -             1997     230,062      63,267      2,195              --          --         5,600
  Administration                     1996     223,846      26,862      2,195              --          --         5,250

Harvey Gutman......................  1998     210,641     115,853      3,811         250,000          --         5,600
 Senior Vice President               1997     200,103      32,011      3,841              --          --         5,600
  Retail Development                 1996     192,850      19,285      3,841              --          --         5,250

--------
(1) The amounts with respect to Fiscal 1998 in this column represent bonuses awarded pursuant to the Company's executive incentive plan.

(2) Represents in Fiscal 1998 (i) with respect to Mr. Donald, forgiveness of loan payments due to the Company of $1,125,000; and (ii) with respect to Messrs. Gutman and Joyce, payments as reimbursement for interest paid to Holdings for loans, each of less than $60,000 from Holdings in connection with the purchase of SMG-II Class A Common Stock and includes an amount sufficient to pay any income taxes resulting therefrom after taking into account the value of any deductions available as a result of the payment of such interest and taxes.

(3) Other than with respect to Mr. Donald, the grants of restricted stock reflected in the Summary Compensation Table were made pursuant to the SMG-II Holdings Corporation 1997 Restricted Stock Plan (the "RS Plan"). Each award consisted of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock (collectively, the "Restricted Shares"). Under the terms of the RS Plan, each restricted stock award will become nonforfeitable upon the earlier of (i) the seventh anniversary of the date of grant and (ii) thirty days prior to a Realization Event (as defined in RS Plan). Generally, a Realization Event would occur upon a sale or merger transaction involving SMG-II and/or it subsidiaries and a nonaffiliated entity, or a public offering of SMG-II Class A Common Stock as a result of which the aggregate price for all shares sold in the public offering exceeds $50 million dollars. Since the shares of SMG-II are privately owned and not traded on the public market, amounts shown in the Summary Compensation Table are based on the Company's determination of the fair market value of the Restricted Shares at the time of the grant. In determining the fair market value of the Restricted Shares, SMG-II considered various factors such as SMG-II and its subsidiaries' performance, financial condition and forecasts and projections prepared by management with respect to the Company for the fiscal years 1998 through 2001 as well as the opinion of an independent advisory firm. Based on the foregoing, SMG-II determined that the fair market value of its Class A Common Stock and Series C Preferred Stock on the date of grant was $0 and $200 per share, respectively. The value and number of restricted stock holdings at January 30, 1999 for each of the named executives are as follows: Mr. Donald - $1,704,000 (19,851 shares of SMG-II Class A Common Stock and 8,520 shares of SMG-II Series C Preferred Stock); Mr. Gutman - $250,000 (3,750 shares of SMG-II Class A Common Stock and 1,250 shares of SMG-II Series C Preferred Stock); Mr. Joyce - $250,000 (3,750 shares of SMG-II Class A Common Stock and 1,250 shares of SMG-II Series C Preferred Stock); Ms. Scott - $500,000 (7,500 shares of SMG-II Class A Common Stock and 2,500 shares of SMG-II Series C Preferred Stock); and Mr. Sheehan - $500,000 (7,500 shares of SMG-II Class A Common Stock at 2,500 shares of SMG-II Series C Preferred Stock).

(4) Represents in Fiscal 1998 (i) with respect to Mr. Donald, payments of $3,632 for a term life insurance premium on Mr. Donald's life and $4,858 representing the Company's matching contribution to the SGC Savings Plans and (ii) with respect to the other named executive officers, the Company's matching contribution under the SGC Savings Plan.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values(1)

                                                         Number of Securities
                                                        Underlying Unexercised
                                                      Options/SARs at FY-End (#)
                                                             Exercisable/
      Name                                                  Unexercisable
      ----                                                  -------------
James Donald..........................................        0/100,000
Robert Joyce..........................................          2,360/0
Harvey Gutman.........................................          2,600/0
John Sheehan..........................................              0/0
Eileen Scott..........................................          150/260

----------

(1) Except with respect to Mr. Donald, options shown were granted pursuant to the SMG-II 1987 Management Investors Stock Option Plan (the "Plan), relate to shares of Class A Common Stock of SMG-II and have an exercise price of $100 per share. No options were either granted to or exercised by any of the above named executives in Fiscal 1998.

                                             Pension Plan Table(1)
                                               Years of Service
                            ----------------------------------------------------
Final Average Pay              10        15        20        25       30 or more
-----------------              --        --        --        --       ----------
     300,000................   40,000    60,000    80,000   100,000    120,000
     350,000................   46,667    70,000    93,333   116,667    140,000
     400,000................   53,333    80,000   106,667   133,333    160,000
     450,000................   60,000    90,000   120,000   150,000    180,000
     500,000................   66,667   100,000   133,333   166,667    200,000
     550,000................   73,333   110,000   146,667   183,333    220,000
     600,000................   80,000   120,000   160,000   200,000    240,000
     650,000................   86,667   130,000   173,333   216,667    260,000
     700,000................   93,333   140,000   186,667   233,333    280,000
     750,000................  100,000   150,000   200,000   250,000    300,000
     800,000................  106,667   160,000   213,334   266,668    320,000
     850,000................  113,333   170,000   226,666   283,333    340,000
     900,000................  120,000   180,000   240,000   300,000    360,000
     950,000................  126,667   190,000   253,334   316,668    380,000
   1,000,000................  133,334   200,000   266,668   333,335    400,000
   1,100,000................  146,666   220,000   293,332   366,665    440,000
   1,200,000................  160,000   240,000   320,000   400,000    480,000
   1,300,000................  173,334   260,000   346,668   433,335    520,000
   1,400,000................  186,666   280,000   373,332   466,665    560,000
   1,500,000................  200,000   300,000   400,000   500,000    600,000
   1,600,000................  213,332   320,000   426,664   533,330    640,000
   1,700,000................  226,666   340,000   453,332   566,669    680,000

----------
(1) The table above illustrates the aggregate annual pension benefits payable under the SGC Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and "Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 1999 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equaled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 1999. As of December 31, 1998, the following individuals had the number of years of credited service indicated after their names: Mr. Donald, 2.2, Mr. Gutman, 22.8; Mr. Joyce, 28.7, Mr. Sheehan, 2.2; and Ms. Scott, 23.8. As described below in "Compensation Plans and Arrangements--Supplemental Retirement Agreements", certain of the named executives are party to a Supplemental Retirement Agreement with Pathmark.

Compensation Plans and Arrangements

      Supplemental Retirement Agreements. The Company has entered into supplemental retirement agreements with Messrs. Gutman and Joyce, which provide that said executive officers will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, the Company's qualified pension plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983, equal to (i) 30% of his final average Compensation based on ten years of service with the Company and increasing 1% per year for each year of service thereafter, to a maximum of 40%, of his final average

Compensation based on 20 years of service, or (ii) $150,000, whichever is less. "Compensation" includes base salary and bonus payments, but excludes Company matching contributions under the Savings Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company.

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

      Furthermore, Mr. Donald received an equity package (the "Equity Strip"), consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock with a stated value of $200 per share and 19,851 restricted shares of SMG-II Class A Common Stock, the terms of which are set forth in the stock award agreement (the "Stock Award Agreement"). The Equity Strip, which as of the Effective Date was valued by the Company at $3.4 million based upon an independent appraisal, will vest in its entirety upon the occurrence of an Employment-Related Event, as defined in the Stock Award Agreement, and will be forfeited in its entirety upon the occurrence of a Termination Event, as defined in the Donald Agreement. The valuation of $3.4 million is being amortized by the Company over the term of the Donald Agreement. The SMG-II Preferred Stock ranks pari passu with the existing SMG-II convertible preferred stock and will accrue dividends at a rate of 10% per annum. The SMG-II Preferred Stock will be convertible into Common Stock on a one-for-one basis.

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

      Except for purposes of tag-along rights under Article V of the 1991 Stockholders Agreement and the piggyback rights under Article VI of the Stockholders Agreement, the Option shall not be exercisable (even though the Option or a portion thereof is vested) unless and until it becomes exercisable in accordance with the following provisions:

      (i) The Exercisable Percentage (as defined below) of each component of the Option will become exercisable if the ML Investors (as defined in the Stockholders Agreement) have a Realization Event (as defined below) in respect of the Common Stock at a per share price in excess of the amounts (the "Target Prices") set forth below :


                                       Target Price per  Target Price per
                                         Share/Option      Share/Option
                   Period of Time        Component A        Component B
                   ------------------------------------------------------
                   Prior to 2/1/00          $100              $150

                   2/1/00 to 1/31/01        $125              $250

                   2/1/01 and after         $150              $350

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

      In the event that Mr. Donald becomes entitled to any tag-along rights under Section 5.6 or registration rights under Section 6.2 of the 1991 Stockholders Agreement, he will be permitted to exercise his sale or transfer rights with respect to the portion of the Option for which the Target Price has been met. For purposes of Section 5.6(b) of the 1991 Stockholders Agreement, 100% of the portion of the Option for which the Target Amount has been realized will be considered exercisable in order to determine the number of shares to be included under Section 5.6(b) of the 1991 Stockholders Agreement. If, prior to the Expiration Date, the Board determines that it is necessary or desirable to list, register or qualify the shares of Common Stock subject to the Option, and if such listing, registration or qualification is delayed beyond the Expiration Date, the vested and exercisable portion of the Option will remain exercisable until 30 days after such listing, registration, or qualification is accomplished.

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

      The following definitions apply to the terms of the Donald Agreement:

      "1991 Stockholders Agreement" shall mean the Stockholders Agreement, dated as of February 4, 1991, as amended, among SMG-II and its stockholders.

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

      "SMG-II Preferred Stock" shall mean a new series of convertible preferred stock that will be issued for purposes of the Donald Agreement.

      "Termination Event" shall mean Mr. Donald's resignation without Good Reason or a termination by Pathmark for Cause.

      "Third Party Sale" means a sale of Common Stock subject to Section 5.6 of the 1991 Stockholders Agreement.

      In addition to the Donald Agreement, Pathmark and Mr. Donald entered into a sale and transition agreement dated March 8, 1999. The sale and transition agreement is intended to provide Mr. Donald with an incentive to remain employed by Pathmark both before and after the SMG-II Merger (or any similar Sale of the Company (as defined below). Pursuant to the sale and transition agreement, Mr. Donald may elect to exchange his Equity Strip and Stock Options (as such terms are defined in the Donald Agreement) for the potential to earn a sale bonus and a supplemental sale bonus in connection with a Sale of the Company. If a Sale of the Company is successfully consummated while Mr. Donald continues to be employed by Pathmark, Mr. Donald will become entitled to receive $2.0 million in a lump sum cash amount from Pathmark, less withholding taxes. After the Sale of the Company is successfully consummated, Mr. Donald will become eligible to receive a supplemental sale bonus on the second anniversary of the sale if he continues to be employed by Pathmark or the purchaser on such date. If the SMG-II Merger or the Alternative Stock Purchase is consummated, the supplemental sale bonus would be $7.2 million, less withholding taxes. Mr. Donald will also become entitled to receive the supplemental sale bonus if his employment with Pathmark is terminated for reason other than misconduct on the part of Mr. Donald during the two year period following the Sale of the Company, if the purchaser declines to continue to employ Mr. Donald after the date of the Sale of the Company or upon Mr. Donald's death or disability after the date of the Sale of the Company. Mr. Donald will forfeit the supplemental sale bonus if (i) he refuses to continue to be employed by Pathmark after the purchaser offers Mr. Donald reasonable terms of employment, (ii) Mr. Donald resigns from his employment with Pathmark other than for "good reason" (as such term is defined in the Donald Agreement) or he is terminated by Pathmark for "cause" (as such term is defined in the Donald Agreement) or (iii) Mr. Donald becomes deceased or permanently disabled prior to the date of the Sale of the Company. The sale and transition agreement must be approved by a vote of 75% of the stockholders of Pathmark and its parent companies within ninety days after March 9, 1999.

      For purposes of the sale and transition agreement, a "Sale of the Company" will be deemed to have occurred on the date that SMG-II or any subsidiary thereof consummates any of the transactions described below:

      (i) any transaction through which a person that is engaged in any business that is classified within Section 42, Section 44, or Section 45 of the 1997 edition of the U.S. government publication North American Industry Classification System (such person, an "Independent Third Party") directly acquires, in exchange for cash, stock or property, fifty percent or more of the aggregate equity securities of SMG-II of which the MLCP Investors and the Equitable Investors (each as defined below) (together, the "Stockholders") are Beneficial Owners(as defined below) as of the date of the sale and transition agreement; and

      (ii) any transaction through which an Independent Party (A) becomes the Beneficial Owner of fifty percent or more of the outstanding equity securities of Pathmark in exchange for cash, stock or property or (B) acquires all or substantially all of the assets of Pathmark.

      "Beneficial Owner" has the meaning given to such term in Rule 13d-3 under the Securities Exchange Act of 1934, as amended: "MLCP Investors" means Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Offshore LBO Partnership No. IX, ML Employees LBO Partnership No. I., L.P., ML IBK Positions, Inc., Merchant Banking L.P. No. I, Merrill Lynch KECALP L.P. 1987, Merrill Lynch Capital Appreciation Partnership No. B-X, L.P., ML Offshore LBO Partnership No. B-X, L.P., MLCP Associates, L.P. No. II, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1989 and Merrill Lynch KECALP L.P. 1991: "Equitable Investors" means Equitable Life Assurance Society of the United States and Equitable Deal Flow Fund, L.P.; and "Independent Third Party" means any entity other any of the Stockholders or any entity controlled by or under common control with any of the Stockholders.

Other Executive Employment Agreements

      As of February 1, 1999, Pathmark entered into employment agreements with each of Ms. Scott and Messrs. Sheehan, Gutman and Joyce. Each agreement has a two-year term which renews automatically for an additional one-year term unless proper notice is provided by either party to the others of such party's desire to terminate the agreement. Each agreement provides for a certain minimum level of compensation ($225,000 per annum base salary for Ms. Scott and Mr. Sheehan; $231,749 per annum base salary for Mr. Joyce; and $213,665 per annum base salary for Mr. Gutman) and benefits and a sale bonus, subject to each executive's continuing employment with Pathmark on the date of the SMG-II Merger or any other Sale of the Company (which is defined in the same manner as Sale of the Company under Mr. Donald's sale and transition agreement). The sale bonus for each of Ms. Scott and Mr. Sheehan will be equal to the greater of (i) his or her current base salary multiplied by two and (ii) an amount equal to one percent of the fair market value of the cash and property received by the equity holders of both preferred and common stock of SMG-II as a result of the Sale of the Company. The sale bonus for each of Messrs. Gutman and Joyce will be equal to twice his maximum annual bonus potential.

      Each of the employment agreements also provide that each executive shall be entitled an annual bonus of up to 75% of his or her annual base salary with respect to Mr. Sheehan and Ms. Scott, and up to 55% of his annual base salary with respect to Messrs. Joyce and Gutman, and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

      In the event one of the four above named executives' employment is terminated by Pathmark without Cause (as defined in the employment agreements), or by the executive for Good Reason (as defined in the employment agreements) prior to a Sale of the Company, such executive will be entitled to continue to receive his base salary and continued coverage under health and insurance plans (the "Termination Benefits") for the period commencing on the date of such termination or resignation through the date that the applicable employment agreement would have expired had it not been automatically renewed but for said termination or resignation. If, after a Sale of the Company, one of the four above executives is terminated by Pathmark without Cause, or by the executive for Good Reason, the executive is entitled to receive the Termination Benefits for a period of two years from the date of such termination or resignation. The employment agreements must be approved by a vote of 75% of the stockholders of Pathmark and its parent companies within 180 days after February 1, 1999.

      The employment agreements contain agreements by the executives not to compete with Pathmark as long as they are receiving payments under an employment agreement by the executives not to disclose confidential information.

Compensation Committee Interlocks and Insider Participation

      Messrs. Burke, Boyle and McLean comprise the compensation committee of the Board of Directors of SMG-II and are responsible for decisions concerning compensation of the executive officers of the Company. Messrs. Burke and McLean are directors of MLCP and have been retained by MLCP as consultants. MLCP is an indirect wholly-owned subsidiary of ML&Co. See Item 12 "Security Ownership of Certain Beneficial Ownership and Management."

Compensation of Directors

      Each director who is not employed by the Company or one of its subsidiaries, or employed or retained as a consultant by SPI, MLCP or the Equitable Investors or its affiliates receives an aggregate annual retainer of $20,000 per year, plus travel expenses, for service as a director on the Board of Directors of SMG-II and its subsidiaries, including the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

      As of April 15, 1999, all shares of the Company's capital stock is held by PTK. All of PTK's capital stock is held by Holdings. All shares of the Holdings Common Stock are held by SMG-II. As of April 15, 1999, the number of shares of SMG-II (i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, (iv) Series B Preferred Stock and (v) Series C Preferred Stock, beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:

                                                                                   Number        % of
                   Name                                                          of Shares      Class
                   ----                                                          ---------      -----
SMG-II Class A Common Stock
    Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2) ...........   488,704.8      65.3
    ML Offshore LBO Partnership No. IX(2) ....................................    12,424.7       1.7
      Barfield House
      St. Julians Avenue
      St. Peter Port
      Guernsey
      Channel Islands
    ML Employees LBO Partnership No. I, L.P.(2) ..............................    12,148.6       1.6
    ML IBK Positions, Inc.(3) ................................................    21,258.9       2.8
    Merchant Banking L.P. No. 1(3) ...........................................     8,119         1.1
    Merrill Lynch KECALP L.P. 1987(3) ........................................     7,344         1.0
    Chemical Investments, Inc.(4) ............................................    30,000         4.0
      270 Park Avenue
      New York, NY 10017
    James L. Donald ..........................................................    19,851  (1)    2.6
      200 Milik Street
      Carteret, NJ 07008
    Management Investors (excluding Mr. Donald) and other employees (including
      former employees of Pathmark) ..........................................   148,625  (1)   19.9
      200 Milik Street
      Carteret, NJ 07008
SMG-II Class B Common Stock
    The Equitable Life Assurance Society of the United States(5) .............   150,000        46.9
      c/o Albion Alliance LLC
      1345 Avenue of the Americas, 39th Floor
      New York, NY 10005
    Equitable Deal Flow Fund, L.P.(5) ........................................   150,000        46.9
      c/o Albion Alliance LLC
      1345 Avenue of the Americas, 39th Floor
      New York, NY 10005
    Chemical Investments, Inc.(4) ............................................    20,000         6.2
SMG-II Series A Preferred Stock(6)
    Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2) ..........   133,043        56.2
    ML Offshore LBO Partnership No. B-X(2) ...................................    40,950        17.3
    MLCP Associates, L.P. No. II(2) ..........................................     1,740          .7
    ML IBK Positions, Inc.(3) ................................................    46,344.5      19.6
    Merchant Banking L.P. No. IV(3) ..........................................     3,779         1.6
    Merrill Lynch KECALP L.P. 1989(3) ........................................     7,000         3.0
    Merrill Lynch KECALP L.P. 1991(3) ........................................   3,874.5         1.6
SMG-II Series B Preferred Stock(6)
    Chemical Investments, Inc.(4) ............................................    12,500         7.0
    The Equitable Life Assurance Society of the United States(5) .............    84,134        46.5
    Equitable Deal Flow Fund, L.P.(5) ........................................    84,135        46.5

                                                                                   Number        % of
                   Name                                                          of Shares      Class
                   ----                                                          ---------      -----
SMG-II Series C Preferred Stock(6)............................................     8,520        25.4
    James Donald
    Management Investors (excluding Mr. Donald)                                   25,000        74.6

----------
(1) Excludes "out of the money" options (a) granted to Mr. Donald for 100,000 shares of SMG-II Class A Common Stock and (b) granted under the Plan for 53,889 shares of SMG-II Class A Common Stock held by Management Investors, other than Mr. Donald.
(2) MLCP and its affiliates are the direct or indirect managing partners of ML Offshore LBO Partnership No. IX, Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Employees LBO Partnership No. 1, L.P., Merrill Lynch Capital Appreciation Partnership No. B-x, L.P., ML Offshore LBO Partnership No. B-X and MLCP Associates, L.P. No. II. Such entities and those disclosed in footnote (3) below, are referred to herein as the ML Investors. The address of such entities is c/o Merrill Lynch Capital Partners, Inc., in care of Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153. MLCP is an indirect wholly owned subsidiary of ML&Co. Messrs. Burke, McLean and Mylod are consultants to MLCP. Mr. Bowman is a director of MLCP.
(3) Merchant Banking L.P. No. 1, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1987, Merrill Lynch KECALP L.P. 1989, Merrill Lynch KECALP L.P. 1991 and ML IBK Positions, Inc. are indirectly controlled by ML&Co. The address of such entities is c/o James Caruso, Merrill Lynch & Co., Inc., World Financial Center, South Tower, New York, New York, 10080-6123.
(4) Chemical Investments, Inc. is an affiliate of Chase Manhattan Corp.
(5) The Equitable Investors are separate purchasers who are affiliates of each other.
(6) SMG-II Preferred Stock may be converted into an equivalent number of shares of common stock of SMG-II in accordance with its terms.

      No officer or director claims beneficial ownership of any share of the Company's Common Stock, Holdings Common Stock, or of SMG-II stock other than SMG-II Class A Common Stock and SMG-II Series C Preferred Stock. As of April 15, 1999, the number of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock beneficially owned by each director, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group is as follows:

                                             SMG-II Class A                     SMG-II
                                              Common Stock                     Series C
        Name                                Number of Shares   % of Class   Preferred Stock   % of Class
        ----                                ----------------   ----------   ---------------   ----------
Matthias Bowman(1) ..................                 --           --                 --           --

John W. Boyle(2) ....................                 --           --                 --           --

James J. Burke, Jr.(1) ..............                 --           --                 --           --

James Donald ........................             19,851          2.6              8,520         25.4

Robert Miller .......................                 --           --                 --           --

Harvey Gutman(2) ....................              4,100            *              1,250          3.7

U. Peter C. Gummeson ................                 --           --                 --           --

Robert J. Mylod, Jr .................                 --           --                 --           --

Stephen M. McLean(1) ................                 --           --                 --           --

Jerry G. Rubenstein(2) ..............              1,500            *                 --           --

Robert Joyce(2) .....................              4,450            *              1,250          3.7

John Sheehan ........................              7,500            *              2,500          7.5

Eileen Scott(2) .....................              7,500            *              2,500          7.5

Directors and executive officers as a
group(1)(2) .........................             41,450          5.5             21,020         62.7

----------
* Less than 1%

(1) Does not include 550,000 shares of SMG-II Class A Common Stock or 236,731.5 shares of SMG-II Series A Preferred Stock owned beneficially by a group of which MLCP is a part. Messrs. Burke, McLean and Bowman, directors of MLCP, disclaim beneficial ownership in all such shares.
(2) Excludes presently exercisable "out of the money" options granted under the Plan to purchase shares of SMG-II Class A Common Stock, as follows: Mr. Gutman, 2,600; Mr. Joyce, 2,420; Ms. Scott, 150; Mr. Rubenstein, 1,000; and Mr. Boyle, 3,000 and all directors and executive officers as a group, 12,250.

ITEM 13. Certain Relationships and Related Transactions

      The holders of SMG-II Preferred Stock are a party with the holders of SMG-II Common Stock to the 1991 Stockholders Agreement, which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II and Holdings. Among other provisions, the 1991 Stockholders Agreement requires a vote of at least 80% of the members of the Board of Directors to cause the Company to conduct any business other than that engaged in by the Company in February of 1991 and the approval of stockholders representing 662/3% of the number of shares of SMG-II voting capital stock voting together as a single class for SMG-II to enter into any Significant Transaction (as defined), including certain mergers, sales of assets, acquisitions, sales or redemptions of stock, the amendment of the certificate of incorporation or by-laws or the liquidation of SMG-II. The 1991 Stockholders Agreement also provides that SMG-II must obtain the prior written consent of the Equitable Investors with respect to certain of these transactions and that the Equitable Investors have certain preemptive rights with respect to the sale of capital stock of Holdings or the Company.

      The 1991 Stockholders Agreement also contains an agreement of the stockholders of SMG-II with respect to the composition of SMG-II's and Holdings' Board of Directors. Under this agreement, the Merrill Lynch Investors will be entitled to designate up to seven directors, the Management Investors will be entitled to designate up to three directors and the Equitable Investors will be entitled to designate one director to both of SMG-II's and Holdings' Board of Directors. Such agreement furthermore entitles the ML Investors to designate a majority of Holdings' Board of Directors at all times. By having the ability to designate a majority of Holdings' Board of Directors, the ML Investors have the ability to control the Company, since Holdings (through PTK) owns all of the outstanding shares of the Company's Common Stock. The ML Investors are controlled by ML&Co.

      In addition to the foregoing, the 1991 Stockholders Agreement contains terms restricting the transfer of SMG-II Common Stock and SMG-II Preferred Stock (collectively, the "SMG-II Stock") by the stockholders of SMG-II, and providing to the stockholders of SMG-II rights of first offer with respect to resales of SMG-II Stock, rights of first refusal with respect to certain issuances of shares of SMG-II Stock, certain rights to demand or participate in registrations of shares of SMG-II Stock under the Securities Act and certain "tag-along" rights.

      In October 1996, pursuant to the Donald Agreement, James L. Donald, Chairman, President and Chief Executive Officer, was provided by Pathmark with a four-year loan of $4.5 million. The foregoing indebtedness to Pathmark is evidenced by 16 full recourse promissory notes for $281,250 each bearing interest at the short-term or intermediate-term federal rate in effect as of the date of each note (effective rate of 6%) and secured by the Equity Strip and the Option. Under the Donald Agreement, one promissory note will be forgiven at the end of each quarter of a year during which Mr. Donald remains employed by Pathmark. In the event that Mr. Donald resigns his employment without Good Reason or is terminated for Cause or in the event of his death, the outstanding portion of the loan will become immediately due and payable. As of April 1, 1999, Mr. Donald remained indebted to the Company in the amount of $1,968,750.

      In March 1990, Jerry G. Rubenstein, a Director, borrowed from Holdings $100,000 in order to help finance his purchase of Holdings' Class A Common Stock. Subsequently, such shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to Holdings is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the

Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement pursuant to which the shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1999, Mr. Rubenstein remained indebted to Holdings in the amount of $100,000.

      During Fiscal 1998, Pathmark and SMG-II retained ML&Co. to act as its financial advisor in connection with any proposed business combination involving SMG-II and its subsidiaries. Pursuant to the terms of ML&Co.'s engagement, SMG-II and Pathmark have agreed to pay ML&Co. for its services a fee in an amount equal to 0.6% of the aggregate purchase price paid in such business combination, payable in cash upon the consummation of such business combination and to reimburse ML&Co. for reasonable out-of-pocket expenses.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   Documents filed as part of this Report.

            1.    Financial Statement Schedules: None required

            2.    Exhibits:

                  Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 62 through 64 of this Report.

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

Dated: April 29, 1999                   PATHMARK STORES, INC.

                                        By         /s/ Frank Vitrano
                                           -------------------------------------
                                                    (Frank Vitrano)
                                              Senior Vice President and
                                               Chief Financial Officer

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

            Signature                    Title                        Date
            ---------                    -----                        ----

        /s/ JAMES DONALD      Director, Chairman, President       April 29, 1999
        ----------------      and Chief Executive Officer
         (James Donald)       (Principal Executive Officer)

        /s/ FRANK VITRANO     Senior Vice President and Chief     April 29, 1999
        -----------------     Financial Officer
         (Frank Vitrano)      (Principal Financial Officer)

      /s/ JOSEPH ADELHARDT    Senior Vice President and           April 29, 1999
      --------------------    Controller
       (Joseph Adelhardt)     (Principal Accounting Officer)

         MATTHIAS BOWMAN      Director*                           April 29, 1999
         ---------------
        (Matthias Bowman)

          JOHN W. BOYLE       Director*                           April 29, 1999
          -------------
         (John W. Boyle)

       JAMES J. BURKE, JR.    Director*                           April 29, 1999
       -------------------
      (James J. Burke, Jr.)

        STEPHEN M. McLEAN     Director*                           April 29, 1999
        -----------------
       (Stephen M. McLean)

        ROBERT G. MILLER      Director*                           April 29, 1999
        ----------------
       (Robert G. Miller)

        ROBERT MYLOD, JR.     Director*                           April 29, 1999
        -----------------
       (Robert Mylod, Jr.)

      U. PETER C. GUMMESON    Director*                           April 29, 1999
      --------------------
     (U. Peter C. Gummeson)

       JERRY G. RUBENSTEIN    Director*                           April 29, 1999
       -------------------
      (Jerry G. Rubenstein)

*By: /s/ MARC A. STRASSLER
     ---------------------
        Marc A. Strassler
        Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit                                                                     Page
   No.                                Exhibit                                No.
---------                             ------                                ----

2.1       --Agreement and Plan of Merger dated as of April 22, 1987 by and among Old Supermarkets, SMG Acquisition Corporation and Holdings, as amended and restated (incorporated by reference from Exhibit 2 to the Registration Statement on Form S-1 of
            Holdings, File No. 33-16963)..................................

2.2       --Agreement and Plan of Merger dated March 9, 1999 among Ahold,
            Purchaser and SMG-II (filed as an exhibit to the Purchaser's Tender Offer Statement on Schedule 14D-1 dated March 15, 1999
            (the "Tender Offer") and incorporated herein by reference.....

2.3       --Stock Purchase Agreement dated March 9, 1999 among Ahold,
            Purchaser, SMG-II and PTK (filed as an exhibit to the
            Tender Offer, and incorporated herein by reference............

2.4       --Stockholders Agreement dated March 9, 1999 among Ahold,
            Purchaser and Stockholders listed on Exhibit I thereto
            (filed as an exhibit to the Tender Offer, and incorporated herein by reference). ........................................

3.1       --Restated Certificate of Incorporation of the Registrant
            (incorporated by reference from the Annual Report on Form
            10-K of Registrant for the year ended January 31, 1998 (the
            "1997 10-K")) ................................................

3.2       --Amendment to the Restated Certificate of Incorporation of the
            Registrant, as amended (incorporated by reference from
            Annual Report on Form 10-K of Registrant for the year ended
            January 29, 1994 (the "1993 10-K")) ..........................

3.3       --By-Laws of the Registrant (incorporated by reference from
            Exhibit 3.3 to the Registration Statement on Form S-1 of Registrant, File No. 33-59612, (the "October 1993 Registration
            Statement") ..................................................

4.1       --Indenture between the Registrant and United States Trust
            Company of New York, Trustee, relating to the Senior
            Subordinated Notes due 2003 of the Registrant (incorporated by reference from the 1993 10-K) ................................

4.1A      --Senior Subordinated Note due 2003 of the Registrant (contained in the Indenture filed as Exhibit 4.1) (incorporated by
            reference from the 1993 10-K) ................................

4.2       --Indenture between the Registrant and NationsBank of Georgia,
            National Association, Trustee, relating to the Junior Subordinated Deferred Coupon Notes due 2003 of the Registrant (incorporated by reference from the 1994 contained in the Indenture filed as Exhibit 4.2) (incorporated by reference from the 1993 10-K) ..........................................

4.2B      --Indenture between the Registrant and Wilmington Trust Company,
            Trustee, relating to the 115/8% Subordinated Notes due 2002 of the Registrant (incorporated by reference from the 1993 10-K)
            ..............................................................

4.3       --Indenture between the Company and Wilmington Trust Company,
            Trustee, relating to the 125/8% Subordinated Debentures due 2002 of the Registrant (incorporated by reference from the
            1993 10-K) ...................................................

4.4A      --Credit Agreement dated as of June 30, 1997 ("the Credit
            Agreement") among the Registrant, the Lenders listed therein, and Chase Manhattan Bank as Agent (incorporated by reference from Registrant's Form 10-Q for the period ended August 2,
            1997) ........................................................

4.4B*     --Amendment No. 1 to the Credit Agreement dated as of November
            27, 1998 .....................................................

Exhibit                                                                     Page
   No.                                Exhibit                                No.
---------                             ------                                ----

10.1      --First Amended and Restated Supply Agreement among Registrant,
            Plainbridge and C&S Wholesale Grocers, Inc. dated as of January 29, 1998 (incorporated by reference from the 1997
            10-K) ........................................................

10.2      --Tax Sharing Agreement between the Registrant and SMG-II
            (incorporated by reference from the 1993 10-K) ...............

10.3      --Tax Indemnity Agreement between the Registrant and Plainbridge
            (incorporated by reference from the 1993 10-K) ...............

10.4      --Supermarkets General Corporation Pension Plan (as Amended and
            Restated effective January 1, 1979) as amended through May 29, 1987 (incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-1 of Holdings, File No.
            33-16963) ....................................................

10.5      --Supermarkets General Corporation Savings Plan (as Amended and
            Registration Statement on Form S-1 of Holdings, File No.
            33-16963) ....................................................

10.6      --Supermarkets General Corporation Management Incentive Plan
            effective June 17, 1971 (incorporated by reference from
            Exhibit 10.23 to the Registration Statement on Form S-1 of
            Holdings, File No. 33-16963 ..................................

10.7A     --Supplemental Retirement Agreement dated June 1, 1994 between
            Pathmark and Harvey Gutman (incorporated by reference from the Annual Report on Form 10-K of Pathmark for the year ended
            January 28, 1995 (the "1994 10-K") ...........................

10.7B     --Supplemental Retirement Agreement dated June 1, 1994 between
            Pathmark and Robert Joyce (incorporated by reference from the
            1994 10-K) ...................................................

10.8      --Excess Benefit Plan of Supermarkets General Corporation,
            effective as of March 9, 1987 (incorporated by reference from
            Exhibit 10.12 to the October 1993 Registration Statement).....

10.9      --Recourse Secured Promissory Note, dated October 5, 1987, given to Holdings from each Management Investor listed therein (incorporated by reference from Exhibit 10.43 to Post-Effective Amendment No. 1 to the Registration Statement
            on Form S-1 of Holdings, File No. 33-16963) ..................

10.11     --Stock Pledge Agreement dated October 5, 1987, between Holdings and each Management Investor listed therein (incorporated by reference from Exhibit 10.44 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Holdings, File
            No. 33-16963) ................................................

10.12     --SMG-II Holdings Corporation Management Investors Stock Option
            Plan, as amended and restated May 17, 1991 (the "Option Plan") (incorporated by reference from Exhibit 10.15 to the October
            1993 Registration Statement) .................................

10.13     --Form of Stock Option Agreement under the Option Plan
            (incorporated by reference from Exhibit 10.16 to the October
            1993 Registration Statement) .................................

10.14     --SMG-II Holdings Corporation Employees 1987 Stock Option Plan,
            as amended and restated May 17, 1991 (incorporated by
            reference from Exhibit 10.17 to the October 1993 Registration
            Statement) ...................................................

10.15     --Management Investors Exchange Agreement dated as of February
            4, 1991 among SMG-II Holdings Corporation, Holdings and each of the Management Investors party thereto (incorporated by reference from Exhibit 10.53 to the Registration Statement on
            Form S-1 of Holdings, No. 33-16963)...........................

Exhibit                                                                     Page
   No.                                Exhibit                                No.
---------                             ------                                ----

10.16A*   --SMG-II Holdings Corporation 1997 Restricted Stock Plan (the
            "Restricted Stock Plan") .....................................

10.16B*   --Form of Restricted Stock Agreement under the Restricted Stock
            Plan .........................................................

10.17     --Employment Agreement dated as of October 8, 1996 among
            Registrant, SMG-II and James Donald (incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended February 1, 1997) ......................................

10.18     --Sale and Transition Agreement between Pathmark and James J.
            Donald dated March 8, 1999 (filed as an exhibit to Holdings Solicitation/Recommendation Statement on Schedule 14D-9 dated March 15, 1999 (the "Holdings 14D-9"), and incorporated herein by reference) ................................................

10.19     --Employment Agreement between Pathmark and Eileen Scott dated
            February 1, 1999 (filed as an Exhibit to the Holdings 14D-9, and incorporated herein by reference) ........................

10.20     --Employment Agreement between Pathmark and John Sheehan dated
            February 1, 1999 (filed as an Exhibit to the Holdings 14D-9, and incorporated herein by reference) ........................

10.21     --Employment Agreement between Pathmark and Marc A. Strassler dated February 1, 1999 (filed as an Exhibit to the Holdings
            14D-9, and incorporated herein by reference) .................

10.22     --Employment Agreement between Pathmark and Frank Vitrano dated
            February 1, 1999 (filed as an Exhibit to the Holdings 14D-9, and incorporated herein by reference) ........................

10.23     --Employment Agreement between Pathmark and Joseph Adelhardt dated February 1, 1999 (filed as an Exhibit to the Holdings
            14D-9, and incorporated herein by reference) .................

10.24     --Employment Agreement between Pathmark and Harvey Gutman dated
            February 1, 1999 (filed as an Exhibit to the Holdings 14D-9, and incorporated herein by reference) ........................

10.25     --Employment Agreement between Pathmark and Robert Joyce dated
            February 1, 1999 (filed as an Exhibit to the Holdings 14D-9, and incorporated herein by reference) ........................

10.26     --Employment Agreement between Pathmark and Myron D. Waxberg dated February 1, 1999 (filed as an Exhibit to the Holdings
            14D-9, and incorporated herein by reference) .................

12.1*     --Statements Regarding Computation of Ratio of Earnings to Fixed
            Charges ......................................................

22.1*     --List of Subsidiaries of the Registrant .......................

----------
* Filed herewith.