Form 10-Q
period 1999-05-01
PATHMARK STORES INC
filed 1999-06-15
CIK 95585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

          FOR THE QUARTER ENDED                  COMMISSION FILE NUMBER
               MAY 1, 1999                               1-5287

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                22-2879612
    (State of other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            200 MILIK STREET                               07008
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

                               Yes |X|    No |_|

    As of May 1, 1999, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

================================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                            13 WEEKS ENDED
                                                       ------------------------
                                                        MAY 1,         MAY 2,
                                                         1999           1998
                                                       ---------      ---------
Sales ............................................     $ 894,457      $ 916,015

Cost of sales (exclusive of depreciation
    and amortization shown separately below) .....       639,473        651,862
                                                       ---------      ---------

Gross profit .....................................       254,984        264,153

Selling, general and administrative expenses .....       206,509        211,065

Depreciation and amortization ....................        18,203         19,648
                                                       ---------      ---------

Operating earnings ...............................        30,272         33,440

Interest expense .................................       (39,504)       (40,874)
                                                       ---------      ---------

Loss before income taxes .........................        (9,232)        (7,434)

Income tax provision .............................            (9)           (27)
                                                       ---------      ---------

Net loss .........................................     $  (9,241)     $  (7,461)
                                                       =========      =========


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)

                                                       MAY 1,       JANUARY 30,
                                                        1999           1999
                                                     -----------    -----------
ASSETS
Current Assets
   Cash and cash equivalents .....................   $     8,514    $     7,661
   Accounts receivable, net ......................        12,863         13,792
   Merchandise inventories .......................       150,519        143,212
   Income taxes receivable .......................         1,796          1,493
   Deferred income taxes, net ....................         5,565          5,912
   Prepaid expenses ..............................        23,444         21,522
   Due from suppliers ............................        47,042         49,600
   Other current assets ..........................        12,464         11,202
                                                     -----------    -----------

     Total Current Assets ........................       262,207        254,394
Property and Equipment, Net ......................       478,038        470,726
Deferred Financing Costs, Net ....................        15,066         15,723
Deferred Income Taxes, Net .......................        43,828         43,481
Other Assets .....................................        44,541         40,831
                                                     -----------    -----------

                                                     $   843,680    $   825,155
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
   Accounts payable and book overdrafts ..........   $   100,991    $    98,940
   Current maturities of long-term debt ..........        18,836         15,902
   Accrued payroll and payroll taxes .............        44,150         52,014
   Current portion of lease obligations ..........        23,226         21,869
   Accrued interest payable ......................        39,594         21,325
   Accrued expenses and other current liabilities         85,666         86,413
                                                     -----------    -----------

     Total Current Liabilities ...................       312,463        296,463
                                                     -----------    -----------

Long-Term Debt ...................................     1,270,694      1,258,539
                                                     -----------    -----------

Lease Obligations, Long-Term .....................       168,523        160,708
                                                     -----------    -----------

Other Noncurrent Liabilities .....................       232,968        241,351
                                                     -----------    -----------

Commitments and Contingencies (Note 4)
Stockholder's Deficiency
   Common stock $.10 par value ...................          --             --
   Authorized, issued and outstanding: 100 shares
   Paid-in capital ...............................        73,104         71,897
   Accumulated deficit ...........................    (1,183,795)    (1,174,554)
   Note receivable from PTK Holdings, Inc. .......       (30,277)       (29,249)
                                                     -----------    -----------

     Total Stockholder's Deficiency ..............    (1,140,968)    (1,131,906)
                                                     -----------    -----------

                                                     $   843,680    $   825,155
                                                     ===========    ===========


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (UNAUDITED)
                                 (in thousands)

                                                                                                 NOTE
                                                                                               RECEIVABLE        TOTAL
                                                     COMMON    PAID-IN       ACCUMULATED        FROM PTK      STOCKHOLDER'S
                                                     STOCK     CAPITAL         DEFICIT       HOLDINGS, INC.    DEFICIENCY
                                                    -------    ---------   --------------    --------------   -------------
Balance, January 30, 1999......................       $ --     $  71,897   $   (1,174,554)     $ (29,249)     $  (1,131,906)

   Net loss....................................         --            --           (9,241)            --             (9,241)

   Accretion on note receivable from
    PTK Holdings, Inc. ........................         --         1,028               --         (1,028)                --

   Capital contribution from SMG-II
    Holdings Corporation.......................         --           179               --             --                179
                                                    -------    ---------   --------------      ---------      -------------

Balance, May 1, 1999...........................       $ --     $  73,104   $   (1,183,795)     $ (30,277)     $  (1,140,968)
                                                    =======    =========   ==============      =========      =============

Balance, January 31, 1998......................       $ --     $  68,703   $   (1,146,043)     $      --      $  (1,077,340)

   Net loss....................................         --            --           (7,461)            --             (7,461)
                                                    -------    ---------   --------------      ---------      -------------

Balance, May 2, 1998...........................       $ --     $  68,703   $   (1,153,504)     $      --      $  (1,084,801)
                                                    =======    =========   ==============      =========      =============


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                   13 WEEKS ENDED
                                                                                                --------------------

                                                                                                 MAY 1,      MAY 2,
                                                                                                  1999        1998
                                                                                                --------    --------
Operating Activities
   Net loss .................................................................................   $ (9,241)   $ (7,461)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Depreciation and amortization .........................................................     19,045      20,552
      Deferred income tax benefit ...........................................................       --          (636)
      Interest accruable but not payable ....................................................      5,596       4,937
      Amortization of original issue discount ...............................................         89          89
      Amortization of debt issuance costs ...................................................      1,084       1,031
      (Gain) loss on disposal of property and equipment .....................................       (382)        533
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net ............................................................        929      (1,977)
        Merchandise inventories .............................................................     (7,307)     (7,405)
        Income taxes ........................................................................       (303)      1,085
        Due from suppliers ..................................................................      2,558     (28,200)
        Other current assets ................................................................     (3,946)     (4,980)
        Other assets ........................................................................     (3,605)      2,815
        Accounts payable ....................................................................     (4,498)    (33,711)
        Accrued interest payable ............................................................     18,315         674
        Accrued expenses and other current liabilities ......................................     (8,611)     (5,372)
        Other noncurrent liabilities ........................................................     (8,383)     (6,146)
                                                                                                --------    --------

          Cash provided by (used for) operating activities ..................................      1,340     (64,172)
                                                                                                --------    --------

Investing Activities
   Property and equipment expenditures ......................................................    (12,179)     (9,076)
   Proceeds from disposition of property and equipment ......................................        880       8,926
                                                                                                --------    --------

          Cash used for investing activities ................................................    (11,299)       (150)
                                                                                                --------    --------

Financing Activities
   Increase in Working Capital Facility borrowings ..........................................     11,900      45,200
   Repayments of Term Loan ..................................................................     (1,891)     (1,891)
   Increase in other long-term debt .........................................................       --         2,000
   Repayment of other long-term debt ........................................................       (605)     (4,347)
   Increase (decrease) in book overdrafts ...................................................      6,549     (23,755)
   Reduction in lease obligations ...........................................................     (4,714)     (5,503)
   Deferred financing fees ..................................................................       (427)        (21)
                                                                                                --------    --------

          Cash provided by financing activities .............................................     10,812      11,683
                                                                                                --------    --------

Increase (decrease) in cash and cash equivalents ............................................        853     (52,639)
Cash and cash equivalents at beginning of period ............................................      7,661      60,076
                                                                                                --------    --------

Cash and cash equivalents at end of period ..................................................   $  8,514    $  7,437
                                                                                                ========    ========

Supplemental Disclosures of Cash Flow Information
   Interest paid ............................................................................   $ 14,358    $ 34,097
                                                                                                ========    ========

   Income taxes paid ........................................................................   $    342    $     72
                                                                                                ========    ========

Noncash Investing and Financing Activities
   Capital lease obligations ................................................................   $ 13,840    $ 10,425
                                                                                                ========    ========


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Pathmark Stores, Inc. (the "Company") operated 133 supermarkets as of May 1, 1999, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). Holdings is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

    On March 9, 1999, Ahold Acquisitions, Inc. ("the Purchaser"), an indirect wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), announced it will acquire all of the issued and outstanding shares of the capital stock of SMG-II, subject to the completion of a number of conditions (see Note 4).

    The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 30, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended January 30, 1999.

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first quarters of Fiscal 1999 and Fiscal 1998; therefore, no income tax benefit has been recognized.

NOTE 2--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                            MAY 1,     JANUARY 30,
                                                                             1999         1999
                                                                          ----------   ----------
Term loan ("Term Loan") ...............................................   $  253,793   $  255,684
Working capital facility ("Working Capital Facility") .................       54,900       43,000
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes")      438,578      438,489
11.625% Subordinated Notes due 2002 ("Subordinated Notes") ............      199,017      199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures") ..       95,750       95,750
10.75% Junior Subordinated Deferred Coupon Notes due 2003 ("Deferred
   Coupon Notes") .....................................................      213,476      207,880
Debt payable to Holdings ..............................................          983          983
Industrial revenue bonds ..............................................        8,281        8,302
Other debt (primarily mortgages) ......................................       24,752       25,336
                                                                          ----------   ----------

Total debt ............................................................    1,289,530    1,274,441
Less: current maturities ..............................................       18,836       15,902
                                                                          ----------   ----------

Long-term portion .....................................................   $1,270,694   $1,258,539
                                                                          ==========   ==========

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 3--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                              13 WEEKS ENDED
                                                            --------------------
                                                            MAY 1,        MAY 2,
                                                             1999         1998
                                                            -------      -------
Term Loan ............................................      $ 4,837      $ 5,304
Working Capital Facility .............................        1,101          540
Senior Subordinated Notes
    Amortization of original issue discount ..........           89           89
    Currently payable ................................       10,587       10,588
Subordinated Notes ...................................        5,813        5,813
Subordinated Debentures ..............................        3,022        3,022
Deferred Coupon Notes
    Accrued but not payable ..........................        5,596        4,937
Amortization of debt issuance costs ..................        1,084        1,031
Lease obligations ....................................        5,102        5,489
Other, net ...........................................        2,273        4,061
                                                            -------      -------
Interest expense .....................................      $39,504      $40,874
                                                            =======      =======

    The majority of the cash interest payments are scheduled in the second and fourth quarters. However, the semi-annual interest payment of $21.2 million on the Senior Subordinated Notes was paid in the second quarter of Fiscal 1999 compared to the first quarter of Fiscal 1998, due to the timing of the quarter-end dates.

NOTE 4--CONTINGENCIES

  AHOLD ACQUISITION:

    As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, Holdings, SMG-II, the Purchaser, Ahold and the directors of the Company are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit entitled WOLFSON V. SUPERMARKETS GENERAL HOLDINGS CORPORATION, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of Holdings and SMG-II breached their fiduciary duties to the holders of Holdings' $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Plaintiff, by his counsel, has entered into a Memorandum of Understanding, dated May 19, 1999 (the "Memorandum of Understanding"), with the Defendants (by their counsel) pursuant to which the parties have agreed to settle the Action. The proposed settlement is subject to, among other things, the approval of the settlement by the court of Chancery of the State of Delaware (the "Court").

    The Memorandum of Understanding provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock of Holdings from and including March 9, 1999 (the "Class") through and including the consummation of the merger pursuant to the Agreement and Plan of Merger by and among Ahold, the Purchaser and SMG-II dated March 9, 1999 (the "SMG-II Merger") or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement dated March 9, 1999 by and among Ahold, the Purchaser, SMG-II and PTK (the "Alternative Transaction"). In addition, pursuant to the terms of the Memorandum of Understanding, the Defendants have agreed, subject to Final Court Approval (as defined below), that the Purchaser shall increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to Plaintiff's counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiff's counsel currently intends to apply to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock. Thus, if the Court approves the settlement and the fees and expenses of counsel for the Plaintiff in full, the New Offer Price will be $39.85 per share of Preferred Stock.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4--CONTINGENCIES--(CONTINUED)

    The Memorandum of Understanding also provides, among other things, that any of the Defendants shall have the right to withdraw from the proposed settlement in the event that (i) any claims related to the SMG-II Merger, the Alternative Transaction, or the subject matter of the Action are commenced by any member of the Class against any Defendants or certain others employed by, affiliated with or retained by the Defendants in any court prior to Final Court Approval of the settlement, and the court in which such claims are pending denies Defendants' application to dismiss or stay such action in which claims are pending denies Defendants' application to dismiss or stay such action in contemplation of dismissal, or (ii) any of the other conditions to the consummation of the settlement described below shall not have been satisfied. The consummation of the settlement is subject to (i) the drafting and execution of the settlement documents and the other agreements necessary to effectuate the terms of the proposed settlement; (ii) Final Court Approval of the settlement; (iii) dismissal of the Action by the Court with prejudice and without awarding fees or costs to any party; and (iv) the Purchaser closing (A) its tender offer and the SMG-II Merger, or (B) the Alternative Transaction.

    For purposes of the Memorandum of Understanding, "Final Court Approval" of the settlement means an order entered by the Court approving the settlement and awarding Plaintiff's counsel's fees and expenses and such order is firmly affirmed, without modification of any substantive right of any party to the Memorandum of Understanding, on appeal, or is no longer subject to appeal and time for any petition for reargument, appeal or review, by certiorari or otherwise, has expired, provided that any modification of the order approving the settlement with respect to the amount of attorney's fees and expenses awarded and/or any additional supplemental disclosure required shall not be considered a modification of a substantive right affecting Final Court Approval.

  RICKEL:

    In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into ten leases for certain of the Company's owned real estate properties, including a distribution center, with Rickel as tenant. In addition, the Company assigned to Rickel 25 third-party leases.

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

  OTHER:

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

                              PATHMARK STORES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

  SALES:

    Sales in the first quarter of Fiscal 1999 were $894.5 million compared to $916.0 million in the prior year, a decrease of 2.4%. The sales reduction was primarily due to closed and divested stores in Fiscal 1998, partially offset by a new store opening in Fiscal 1999. In addition, same store sales decreased 0.8% in the first quarter of Fiscal 1999. The Company operated 133 and 135 supermarkets at the end of the first quarters of Fiscal 1999 and Fiscal 1998, respectively.

  GROSS PROFIT:

    Gross profit in the first quarter of Fiscal 1999 was $255.0 million or 28.5% of sales compared with $264.2 million or 28.8% of sales in the prior year. The decrease in gross profit in both dollars and as a percentage of sales for the first quarter of Fiscal 1999 compared to the prior year was primarily due to lower sales and higher promotional expenses, partially offset by lower shrink. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.4 million in each of the first quarters of Fiscal 1999 and 1998, respectively.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

    SG&A in the first quarter of Fiscal 1999 decreased $4.6 million or 2.2% compared to the prior year primarily due to lower incentive and store labor expenses, insurance claims and utilities expenses. As a percentage of sales, SG&A was 23.1% in the first quarter of Fiscal 1999, compared to 23.0%in the prior year.

  DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization of $18.2 million in the first quarter of Fiscal 1999 was $1.4 million lower than the prior year of $19.6 million primarily due to property and equipment dispositions during Fiscal 1998, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.8 million in each of the first quarters of Fiscal 1999 and 1998, respectively.

  OPERATING EARNINGS:

    Operating earnings in the first quarter of Fiscal 1999 were $30.3 million compared with the prior year of $33.4 million. The decrease in operating earnings in the first quarter of Fiscal 1999 compared to the prior year was due to lower gross profit, partially offset by lower SG&A and lower depreciation and amortization expense.

  INTEREST EXPENSE:

    Interest expense was $39.5 million in the first quarter of Fiscal 1999 compared to $40.9 million in the prior year. The decrease in interest expense in the first quarter of Fiscal 1999 compared to the prior year was primarily due to reductions in the Term Loan and the paydown of certain mortgages, partially offset by higher levels of borrowings under the Working Capital Facility and the debt accretion on the Deferred Coupon Notes.

                              PATHMARK STORES, INC.

  INCOME TAXES:

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first quarters of Fiscal 1999 and Fiscal 1998; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $49.4 million at May 1, 1999 will be realized through the implementation of tax strategies which could generate taxable income.

    During the first quarter of Fiscal 1999, the Company made income tax payments of $0.3 million and received income tax refunds of $0.03 million. During the first quarter of Fiscal 1998, the Company made income tax payments of $0.1 million and received income tax refunds of $0.5 million.

  SUMMARY OF OPERATIONS:

    The Company's net loss in the first quarter of Fiscal 1999 was $9.2 million compared to a net loss of $7.5 million for the prior year. The increase in net loss in the first quarter of Fiscal 1999 compared to the prior year was primarily due to lower operating earnings, partially offset by lower interest expense.

  EBITDA-FIFO:

    EBITDA-FIFO was $49.3 million and $54.3 million in the first quarters of Fiscal 1999 and Fiscal 1998, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

  DEBT SERVICE:

    During the first quarter of Fiscal 1999, total debt increased $15.1 million from Fiscal 1998 year end due to borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and a decrease in certain mortgages. Borrowings under the Working Capital Facility were $54.9 million at May 1, 1999 and $75.1 million at June 9, 1999. In addition, during the first quarter of Fiscal 1999, total lease obligations increased $9.2 million from Fiscal 1998 year end.

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

    The majority of the cash interest payments are scheduled in the second and fourth quarters. However, the semi-annual interest payment of $21.2 million on the Senior Subordinated Notes was paid in the second quarter of Fiscal 1999 compared to the first quarter of Fiscal 1998, due to the timing of the quarter-end dates.

                              PATHMARK STORES, INC.

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) is as follows (dollars in millions):

                                                          PRINCIPAL
         FISCAL YEARS                                     PAYMENTS
         ------------                                     ---------
            1999(a)...................................    $    13.4
            2000......................................         78.8
            2001......................................        319.3
            2002......................................        196.3
            2003......................................        660.2
            Thereafter................................         21.5
                                                          ---------

            Total.....................................    $ 1,289.5
                                                          =========

----------
(a) Subsequent to May 1, 1999

  LIQUIDITY:

    The consolidated financial statements of the Company indicate that, at May 1, 1999, current liabilities exceeded current assets by $50.3 million and stockholder's deficiency was $1.1 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

    The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at May 1, 1999 and, based on management's operating projections for Fiscal 1999, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

  CAPITAL EXPENDITURES:

    Capital expenditures for the first quarter of Fiscal 1999, including property acquired under capital leases, were $26.0 million compared to $19.5 million for the prior year. During the first quarter of Fiscal 1999, the Company opened one new store and completed seven renovations to existing supermarkets. Subsequent to May 1, 1999, the Company opened another new store and during the remainder of Fiscal 1999, expects to open two additional stores and complete up to an aggregate of 38 renovations and enlargements. Capital expenditures for Fiscal 1999, including property to be acquired under capital leases, are estimated to be $99.0 million.

                              PATHMARK STORES, INC.

Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

  CASH FLOWS:

    Cash provided by operating activities was $1.3 million in the first quarter of Fiscal 1999 compared to cash used for operating activities of $64.2 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities. Cash used for operating activities in the prior year was impacted by the transition to C&S Wholesalers, Inc. ("C&S"). Cash used for investing activities was $11.3 million in the first quarter of Fiscal 1999 compared to $0.2 million in the prior year. The increase in cash used for investing activities was primarily due to an increase in expenditures of property and equipment and a decrease in proceeds from property dispositions. Cash provided by financing activities was $10.8 million in the first quarter of Fiscal 1999 compared to $11.7 million in the prior year. The decrease in cash provided by financing activities was primarily due to a decrease in borrowings under the Working Capital Facility, partially offset by an increase in book overdrafts and the Fiscal 1998 paydown of a mortgage in connection with the sale of a former supermarket property.

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

                              PATHMARK STORES, INC.

    The Company has committed significant resources in connection with resolving its Year 2000 issues. The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. Through IBM, this effort is under way across the Company and is following a process of inventory, analysis, modification, testing and implementation. A major portion of these costs will be met under the existing agreement with IBM through a reprioritization of systems development projects, with the remainder representing incremental costs. Those systems development projects, which have been deferred due to the Year 2000 readiness program, are not deemed to be critical to the Company's operations. As of May 31, 1999, the Company believes that approximately 65% of its mainframe information systems are Year 2000 ready. The Company estimates that the total costs associated with achieving Year 2000 readiness will be approximately $17.0 million (of which approximately $8.3 million has been expended through May 1, 1999), consisting of system remediation costs of $9.0 million and equipment replacement of $8.0 million. The Company anticipates that it will finance the cost of its Year 2000 remediation using its existing sources of liquidity.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, Supermarkets General Holdings Corporation ("Holdings"), its parent, SMG-II Holdings Corporation ("SMG-II"), Ahold Acquisitions, Inc. (the "Purchaser"), an indirect, wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), and the directors of Holdings are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit entitled WOLFSON
V. SUPERMARKETS GENERAL HOLDINGS CORPORATION, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of Holdings and SMG-II breached their fiduciary duties to the holders of Holdings' $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Plaintiff, by his counsel, has entered into a Memorandum of Understanding, dated May 19, 1999 (the "Memorandum of Understanding"), with the Defendants (by their counsel) pursuant to which the parties have agreed to settle the Action. The proposed settlement is subject to, among other things, the approval of the settlement by the court of Chancery of the State of Delaware (the "Court").

    The Memorandum of Understanding provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock of Holdings from and including March 9, 1999 (the "Class") through and including the consummation of the merger pursuant to the Agreement and Plan of Merger by and among Ahold, the Purchaser and SMG-II dated March 9, 1999 (the "SMG-II Merger") or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement dated March 9, 1999 by and among Ahold, the Purchaser, SMG-II and PTK Holdings, Inc. (the "Alternative Transaction"). In addition, pursuant to the terms of the Memorandum of Understanding, the Defendants have agreed, subject to Final Court Approval (as defined below), that the Purchaser shall increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to Plaintiff's counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiff's counsel currently intends to apply to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock. Thus, if the Court approves the settlement and the fees and expenses of counsel for the Plaintiff in full, the New Offer Price will be $39.85 per share of Preferred Stock.

    The Memorandum of Understanding also provides, among other things, that any of the Defendants shall have the right to withdraw from the proposed settlement in the event that (i) any claims related to the SMG-II Merger, the Alternative Transaction, or the subject matter of the Action are commenced by any member of the Class against any Defendants or certain others employed by, affiliated with or retained by the Defendants in any court prior to Final Court Approval of the settlement, and the court in which such claims are pending denies Defendants' application to dismiss or stay such action in which claims are pending denies Defendants' application to dismiss or stay such action in contemplation of dismissal, or (ii) any of the other conditions to the consummation of the settlement described below shall not have been satisfied. The consummation of the settlement is subject to (i) the drafting and execution of the settlement documents and the other agreements necessary to effectuate the terms of the proposed settlement; (ii) Final Court Approval of the settlement; (iii) dismissal of the Action by the Court with prejudice and without awarding fees or costs to any party; and (iv) the Purchaser closing (A) its tender offer and the SMG-II Merger, or (B) the Alternative Transaction.

    For purposes of the Memorandum of Understanding, "Final Court Approval" of the settlement means an order entered by the Court approving the settlement and awarding Plaintiff's counsel's fees and expenses and such order is firmly affirmed, without modification of any substantive right of any party to the Memorandum of Understanding, on appeal, or is no longer subject to appeal and time for any petition for reargument, appeal or review, by certiorari or otherwise, has expired, provided that any modification of the order approving the settlement with respect to the amount of attorney's fees and expenses awarded and/or any additional supplemental disclosure required shall not be considered a modification of a substantive right affecting Final Court Approval.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS: none

      (b) REPORTS ON FORM 8-K:

          The registrant filed one Form 8-K during the quarter for which this report is filed.

              Date of Report          Item
              --------------          ----

              March 11, 1999          Agreement and Plan of Merger among
                                      Koninklijke Ahold N.V., Ahold Acquisition,
                                      Inc. and SMG-II Holdings Corporation


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                   PATHMARK STORES, INC.


                                     BY            /s/ FRANK VITRANO
                                         ---------------------------------------
                                                    (FRANK VITRANO)
                                               SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER


                                     BY           /s/ JOSEPH ADELHARDT
                                        ----------------------------------------
                                                   (JOSEPH ADELHARDT)
                                         SENIOR VICE PRESIDENT AND CONTROLLER,
                                                CHIEF ACCOUNTING OFFICER

DATE: June 15, 1999