Form 10-Q
period 1999-10-30
PATHMARK STORES INC
filed 1999-12-13
CIK 95585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

          For the Quarter Ended                Commission File Number
            October 30, 1999                            1-5287

                              Pathmark Stores, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                              22-2879612
    (State of other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

           200 Milik Street                            07008
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

                               Yes |X|   No |_|

      As of October 30, 1999, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (in thousands)

                                                           13 Weeks Ended                      39 Weeks Ended
                                                  ------------------------------      ------------------------------
                                                  October 30,        October 31,       October 30,       October 31,
                                                     1999               1998              1999              1998
                                                  -----------       -----------       -----------       -----------
Sales ......................................      $   924,854       $   899,990       $ 2,742,039       $ 2,738,914
Cost of sales (exclusive of depreciation
  and amortization shown separately below) .          663,795           644,463         1,961,106         1,957,409
                                                  -----------       -----------       -----------       -----------
Gross profit ...............................          261,059           255,527           780,933           781,505
Selling, general and administrative expenses          214,806           210,383           633,550           625,787
Depreciation and amortization ..............           19,085            19,577            55,646            58,938
                                                  -----------       -----------       -----------       -----------
Operating earnings .........................           27,168            25,567            91,737            96,780
Interest expense ...........................          (41,057)          (39,801)         (120,958)         (120,613)
                                                  -----------       -----------       -----------       -----------
Loss before income taxes ...................          (13,889)          (14,234)          (29,221)          (23,833)
Income tax provision .......................               (9)              (34)              (27)              (74)
                                                  -----------       -----------       -----------       -----------
Net loss ...................................      $   (13,898)      $   (14,268)      $   (29,248)      $   (23,907)
                                                  ===========       ===========       ===========       ===========

          See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)

                                                     October 30,    January 30,
                                                        1999           1999
                                                     -----------    -----------
ASSETS
Current Assets
  Cash and cash equivalents ......................   $     8,678    $     7,661
  Accounts receivable, net .......................        15,502         13,792
  Merchandise inventories ........................       166,848        143,212
  Income taxes receivable ........................         2,214          1,493
  Deferred income taxes, net .....................         5,109          5,912
  Prepaid expenses ...............................        23,374         21,522
  Due from suppliers .............................        51,733         49,600
  Other current assets ...........................        17,115         11,202
                                                     -----------    -----------
    Total Current Assets .........................       290,573        254,394
Property and Equipment, Net ......................       481,412        470,726
Deferred Financing Costs, Net ....................        12,871         15,723
Deferred Income Taxes, Net .......................        44,090         43,481
Other Assets .....................................        44,374         40,831
                                                     -----------    -----------
                                                     $   873,320    $   825,155
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
  Accounts payable and book overdrafts ...........   $   100,515    $    98,940
  Current maturities of long-term debt ...........        76,064         15,902
  Accrued payroll and payroll taxes ..............        44,508         52,014
  Current portion of lease obligations ...........        23,775         21,869
  Accrued interest payable .......................        38,811         21,325
  Accrued expenses and other current liabilities .        89,077         86,413
                                                     -----------    -----------
    Total Current Liabilities ....................       372,750        296,463
                                                     -----------    -----------
Long-Term Debt ...................................     1,268,608      1,258,539
                                                     -----------    -----------
Lease Obligations, Long-Term .....................       177,616        160,708
                                                     -----------    -----------
Other Noncurrent Liabilities .....................       215,326        241,351
                                                     -----------    -----------
Commitments and Contingencies (Note 4)
Stockholder's Deficiency
  Common stock $.10 par value ....................            --             --
    Authorized, issued and outstanding: 100 shares
  Paid-in capital ................................        75,294         71,897
  Accumulated deficit ............................    (1,203,802)    (1,174,554)
  Note receivable from PTK Holdings, Inc. ........       (32,472)       (29,249)
                                                     -----------    -----------
    Total Stockholder's Deficiency ...............    (1,160,980)    (1,131,906)
                                                     -----------    -----------
                                                     $   873,320    $   825,155
                                                     ===========    ===========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (Unaudited)
                                 (in thousands)

                                                                                                       Note
                                                                                                     Receivable            Total
                                                   Common        Paid-in          Accumulated         from PTK         Stockholder's
                                                   Stock         Capital            Deficit         Holdings, Inc.       Deficiency
                                                   ------        -------          -----------       --------------     -------------
Balance, January 30, 1999 ...................       $ --       $    71,897        $(1,174,554)       $   (29,249)       $(1,131,906)
  Net loss ..................................         --                --            (29,248)                --            (29,248)
  Accretion on note receivable from
    PTK Holdings, Inc .......................         --             3,223                 --             (3,223)                --
  Capital contribution from SMG-II
    Holdings Corporation ....................         --               174                 --                 --                174
                                                    ----       -----------        -----------        -----------        -----------
Balance, October 30, 1999 ...................       $ --       $    75,294        $(1,203,802)       $   (32,472)       $(1,160,980)
                                                    ====       ===========        ===========        ===========        ===========

Balance, January 31, 1998 ...................       $ --       $    68,703        $(1,146,043)       $        --        $(1,077,340)
  Net loss ..................................         --                --            (23,907)                --            (23,907)
  Note receivable from PTK
    Holdings, Inc. ..........................         --                --                 --            (26,471)           (26,471)
  Accretion on note receivable from
    PTK Holdings, Inc. ......................         --             1,762                 --             (1,762)                --
  Dividend to PTK Holdings, Inc. ............         --               (40)                --                 --                (40)
  Capital contribution from SMG-II
    Holdings Corporation ....................         --               297                 --                 --                297
                                                    ----       -----------        -----------        -----------        -----------
Balance, October 31, 1998 ...................       $ --       $    70,722        $(1,169,950)       $   (28,233)       $(1,127,461)
                                                    ====       ===========        ===========        ===========        ===========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                                               39 Weeks Ended
                                                                                                         ---------------------------
                                                                                                         October 30,     October 31,
                                                                                                             1999           1998
                                                                                                         -----------     -----------
Operating Activities
  Net loss .......................................................................................        $(29,248)      $(23,907)
  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
    Depreciation and amortization ................................................................          58,525         61,716
    Deferred income tax benefit ..................................................................              --           (583)
    Interest accruable but not payable ...........................................................          17,246         15,362
    Amortization of original issue discount ......................................................             266            266
    Amortization of debt issuance costs ..........................................................           3,283          3,069
    Gain on disposal of property and equipment ...................................................            (426)        (4,560)
    Cash provided by (used for) operating assets and liabilities:
      Accounts receivable, net ...................................................................          (1,710)        (2,377)
      Merchandise inventories ....................................................................         (23,636)       (19,520)
      Income taxes ...............................................................................            (527)         2,165
      Due from suppliers .........................................................................          (2,133)       (36,546)
      Other current assets .......................................................................          (8,076)        (2,443)
      Other assets ...............................................................................          (3,655)        (2,695)
      Accounts payable ...........................................................................           6,116        (16,381)
      Accrued interest payable ...................................................................          17,636         20,910
      Accrued expenses and other current liabilities .............................................          (4,842)        (4,321)
      Other noncurrent liabilities ...............................................................         (24,250)       (24,496)
                                                                                                          --------       --------
        Cash provided by (used for) operating activities .........................................           4,569        (34,341)
                                                                                                          --------       --------
Investing Activities
  Property and equipment expenditures ............................................................         (37,259)       (27,932)
  Proceeds from disposition of property and equipment ............................................             888         28,377
                                                                                                          --------       --------
        Cash provided by (used for) investing activities .........................................         (36,371)           445
                                                                                                          --------       --------
Financing Activities
  Increase in Working Capital Facility borrowings ................................................          62,700         57,800
  Repayment of Term Loan .........................................................................          (9,012)        (5,674)
  Repayment of other long-term debt ..............................................................            (969)       (29,459)
  Decrease in book overdrafts ....................................................................          (4,541)       (20,198)
  Reduction in lease obligations .................................................................         (14,928)       (17,944)
  Deferred financing fees ........................................................................            (431)          (777)
  Increase in other long-term debt ...............................................................              --         26,652
  Note receivable from PTK Holdings, Inc. ........................................................              --        (26,471)
  Dividend to PTK Holdings, Inc. .................................................................              --            (40)
                                                                                                          --------       --------
        Cash provided by (used for) financing activities .........................................          32,819        (16,111)
                                                                                                          --------       --------
Increase (decrease) in cash and cash equivalents .................................................           1,017        (50,007)
Cash and cash equivalents at beginning of period .................................................           7,661         60,076
                                                                                                          --------       --------
Cash and cash equivalents at end of period .......................................................        $  8,678       $ 10,069
                                                                                                          ========       ========
Supplemental Disclosures of Cash Flow Information
  Interest paid ..................................................................................        $ 82,613       $ 81,085
                                                                                                          ========       ========
  Income taxes paid ..............................................................................        $    416       $  2,361
                                                                                                          ========       ========
Noncash Investing and Financing Activities
  Capital lease obligations ......................................................................        $ 34,981       $ 10,425
                                                                                                          ========       ========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization and Basis of Presentation

      Pathmark Stores, Inc. (the "Company") operated 134 supermarkets as of October 30, 1999, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Supermarkets General Holdings Corporation ("Holdings"). Holdings is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

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

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the third quarters and nine-month periods of Fiscal 1999 and Fiscal 1998; therefore, no income tax benefit has been recognized.

Note 2--Long-Term Debt

      Long-term debt is comprised of the following (dollars in thousands):

                                                                             October 30,     January 30,
                                                                                1999            1999
                                                                             ----------      ----------
Term loan ("Term Loan") ...............................................      $  246,672      $  255,684
Working capital facility ("Working Capital Facility") .................         105,700          43,000
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes")         438,755         438,489
11.625% Subordinated Notes due 2002 ("Subordinated Notes") ............         199,017         199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures") ..          95,750          95,750
10.75% Junior Subordinated Deferred Coupon Notes due 2003 ("Deferred
  Coupon Notes") ......................................................         225,126         207,880
Debt payable to Holdings ..............................................             983             983
Industrial revenue bonds ..............................................           8,239           8,302
Other debt (primarily mortgages) ......................................          24,430          25,336
                                                                             ----------      ----------
Total debt ............................................................       1,344,672       1,274,441
Less: current maturities ..............................................          76,064          15,902
                                                                             ----------      ----------
Long-term portion .....................................................      $1,268,608      $1,258,539
                                                                             ==========      ==========

      The increase in the current maturities is primarily due to the sinking fund payment of $50.0 million, due June 15, 2000, related to the Subordinated Notes.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)

Note 3--Interest Expense

      Interest expense is comprised of the following (dollars in thousands):

                                                    13 Weeks Ended              39 Weeks Ended
                                              -------------------------   -------------------------
                                              October 30,   October 31,   October 30,   October 31,
                                                 1999          1998          1999          1998
                                              -----------   -----------   -----------   -----------
Term Loan ...............................      $  4,932      $  5,275      $ 14,538      $ 15,940
Working Capital Facility ................         1,778         1,622         4,567         3,620
Senior Subordinated Notes
  Amortization of original issue discount            88            88           266           266
  Currently payable .....................        10,588        10,588        31,762        31,763
Subordinated Notes ......................         5,813         5,813        17,438        17,438
Subordinated Debentures .................         3,022         3,022         9,066         9,066
Deferred Coupon Notes
  Accrued but not payable ...............         5,902         5,307        17,246        15,362
Amortization of debt issuance costs .....         1,097         1,016         3,283         3,069
Lease obligations .......................         5,557         5,245        15,914        16,153
Other, net ..............................         2,280         1,825         6,878         7,936
                                               --------      --------      --------      --------
Interest expense ........................      $ 41,057      $ 39,801      $120,958      $120,613
                                               ========      ========      ========      ========

Note 4--Contingencies

   Ahold Acquisition:

      As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, and its periodic report on Form 10-Q for the six months ended July 31, 1999, the Company's indirect parent corporations, Supermarkets General Holdings Corporation ("SGHC") and SMG-II Holdings Corporation ("SMG-II"), Ahold Acquisitions, Inc. (the "Purchaser"), an indirect, wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), and the directors of SGHC are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of SGHC and SMG-II breached their fiduciary duties to the holders of SGHC's $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Plaintiff, by his counsel, has entered into a Settlement Agreement, dated June 9, 1999 (the "Settlement Agreement"), with the Defendants (by their counsel) pursuant to which the parties have agreed to settle the Action. The proposed settlement is subject to, among other things, the approval of the settlement by the court of Chancery of the State of Delaware (the "Court").

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

                              PATHMARK STORES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Sales:

      Sales in the third quarter of Fiscal 1999 were $924.8 million compared to $900.0 million in the prior year, an increase of 2.8%. For the nine-month period of Fiscal 1999, sales were $2,742.0 million compared to $2,738.9 million in the prior year, an increase of 0.1%. Same store sales increased 1.4% and 0.1% for the third quarter and nine-month period of Fiscal 1999, respectively. The sales increase in the third quarter was primarily due to new stores in Fiscal 1999 and same store sales increases, partially offset by stores which were closed or divested in the prior year. The Company operated 134 and 132 supermarkets at the end of the third quarters of Fiscal 1999 and Fiscal 1998, respectively.

   Gross Profit:

      Gross profit in the third quarter of Fiscal 1999 was $261.1 million or 28.2% of sales compared with $255.5 million or 28.4% of sales in the prior year. For the nine-month period of Fiscal 1999, gross profit was $780.9 million or 28.5% of sales compared to $781.5 million or 28.5% for the prior year. The increase in gross profit dollars for the third quarter of Fiscal 1999 compared to the prior year was primarily due to higher sales, partially offset by higher promotional costs. The decrease in gross profit dollars for the nine-month period of Fiscal 1999 compared to the prior year was primarily due to higher promotional expenses, partially offset by higher sales and lower shrink. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.4 million and $0.35 million in the third quarters of Fiscal 1999 and 1998, respectively and a pretax LIFO charge of $1.2 million and $1.1 million in the nine-month periods of Fiscal 1999 and Fiscal 1998, respectively.

   Selling, General and Administrative Expenses ("SG&A"):

      SG&A in the third quarter of Fiscal 1999 increased $4.4 million or 2.1% compared to the prior year and increased $7.8 million or 1.2% in the nine-month period of Fiscal 1999 compared to the prior year. The increase in SG&A in the third quarter and nine-month period of Fiscal 1999 was primarily due to higher expenses related to general liability claims, the Ahold acquisition of SMG-II, Year 2000 remediation and bank charges, partially offset by lower incentive and store labor expenses. SG&A in the nine-month period of Fiscal 1998 is net of a $5.1 million gain recognized on the sale of certain real estate. As a percentage of sales, SG&A was 23.2% in the third quarter of Fiscal 1999, down from 23.4% in the prior year and was 23.1% for the nine-month period of Fiscal 1999 up from 22.8% in the prior year. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 23.0% for the nine-month period of Fiscal 1998.

   Depreciation and Amortization:

      Depreciation and amortization of $19.1 million in the third quarter of Fiscal 1999 was $0.5 million lower than the prior year of $19.6 million. For the nine-month period of Fiscal 1999, depreciation and amortization of $55.6 million was $3.3 million lower than the prior year of $58.9 million. The decrease in depreciation and amortization expense in the third quarter and nine-month period of Fiscal 1999 compared to the prior year was primarily due to property and equipment dispositions during Fiscal 1998, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $1.0 million and $0.8 million in the third quarters of Fiscal 1999 and 1998, respectively and $2.6 million and $2.3 million in the nine-month periods of Fiscal 1999 and Fiscal 1998, respectively.

                              PATHMARK STORES, INC.

   Operating Earnings:

      Operating earnings in the third quarter of Fiscal 1999 were $27.2 million compared with the prior year of $25.6 million. For the nine-month period of Fiscal 1999, operating earnings were $91.7 million compared with $96.8 million in the prior year. The increase in operating earnings in the third quarter of Fiscal 1999 compared to the prior year was due to higher gross profit and lower depreciation and amortization expenses, partially offset by higher SG&A. The decrease in operating earnings in the nine-month period of Fiscal 1999 compared to the prior year was due to higher SG&A and lower gross profit, partially offset by lower depreciation and amortization expense; operating earnings in the nine-month period of Fiscal 1998 include a $5.1 million gain on the sale of certain real estate.

   Interest Expense:

      Interest expense was $41.1 million in the third quarter of Fiscal 1999 compared to $39.8 million in the prior year and $121.0 million for the nine-month period of Fiscal 1999 compared to $120.6 million in the prior year. The increase in interest expense in the third quarter of Fiscal 1999 compared to the prior year was primarily due to higher levels of borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes and an increase in lease obligations, partially offset by reductions in the Term Loan. The increase in interest expense for the nine-month period of Fiscal 1999 compared to the prior year was primarily due to higher levels of borrowings under the Working Capital Facility and the debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and the paydown of certain mortgages.

   Income Taxes:

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the third quarters and nine-month periods of Fiscal 1999 and Fiscal 1998; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $49.2 million at October 30, 1999 will be realized through the implementation of tax strategies which could generate taxable income.

      During the nine-month period of Fiscal 1999, the Company made income tax payments of $0.4 million and received income tax refunds of $0.09 million. During the nine-month period of Fiscal 1998, the Company made income tax payments of $2.4 million and received income tax refunds of $4.2 million.

   Summary of Operations:

      The Company's net loss in the third quarter of Fiscal 1999 was $13.9 million compared to a net loss of $14.3 million for the prior year. For the nine-month period of Fiscal 1999, the Company's net loss was $29.2 million compared to a net loss of $23.9 million in the prior year. The decrease in the net loss in the third quarter of Fiscal 1999 compared to the prior year was primarily due to higher operating earnings, partially offset by higher interest expense. The increase in net loss in the nine-month period of Fiscal 1999 compared to the prior year was primarily due to lower operating earnings.

   EBITDA-FIFO:

      EBITDA-FIFO was $47.8 million and $46.5 million in the third quarters of Fiscal 1999 and Fiscal 1998, respectively and $151.1 million and $154.4 million for the nine-month period of Fiscal 1999 and Fiscal 1998, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

                              PATHMARK STORES, INC.

Financial Condition

   Debt Service:

      During the nine-month period of Fiscal 1999, total debt increased $70.2 million from Fiscal 1998 year end due to borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and a decrease in certain mortgages. Borrowings under the Working Capital Facility were $105.7 million at October 30, 1999 and $109.3 million at December 8, 1999. In addition, during the nine-month period of Fiscal 1999, total lease obligations increased $18.8 million from Fiscal 1998 year end.

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

      The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) is as follows (dollars in millions):

                                                                 Principal
        Fiscal Years                                             Payments
        ------------                                             ---------
           1999(a) ..........................................    $    5.8
           2000 .............................................        79.0
           2001 .............................................       370.1
           2002 .............................................       196.3
           2003 .............................................       672.0
           Thereafter .......................................        21.5
                                                                 --------
           Total ............................................    $1,344.7
                                                                 ========

----------
(a)   Subsequent to October 30, 1999

   Liquidity:

      The consolidated financial statements of the Company indicate that, at October 30, 1999, current liabilities exceeded current assets by $82.2 million and stockholder's deficiency was $1.2 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Refinancing will be necessary in Fiscal 2000 to meet the debt service requirements related to the interest payment on the Deferred Coupon Notes and the sinking fund payment on the Subordinated Notes. The Company also expects that it will be necessary to refinance the Term Loan and Working Capital Facility in Fiscal 2001, the Subordinated Notes and Subordinated Debentures in Fiscal 2002 and the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at October 30, 1999 and, based on management's operating projections for Fiscal 1999, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the

                              PATHMARK STORES, INC.

Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

   Capital Expenditures:

      Capital expenditures for the third quarter of Fiscal 1999, including property acquired under capital leases, were $24.5 million compared to $11.0 million for the prior year and for the nine-month period of Fiscal 1999 were $72.2 million compared to $38.4 million for the prior year. During the nine-month period of Fiscal 1999, the Company opened two new stores and completed 27 renovations to existing supermarkets. Subsequent to October 30, 1999, the Company opened one additional store and during the remainder of Fiscal 1999, the Company expects to complete two renovations. Capital expenditures for Fiscal 1999, including property to be acquired under capital leases, are estimated to be $90.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

   Cash Flows:

      Cash provided by operating activities was $4.6 million in the nine-month period of Fiscal 1999 compared to cash used for operating activities of $34.3 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities. Cash used for operating activities in the prior year was impacted by the transition to C&S Wholesalers, Inc ("C&S"). Cash used for investing activities was $36.4 million in the nine-month period of Fiscal 1999 compared to cash provided by investing activities of $0.4 million in the prior year. The increase in cash used for investing activities was primarily due to an increase in expenditures of property and equipment, partially offset by a decrease in proceeds from property dispositions. Cash provided by financing activities was $32.8 million in the nine-month period of Fiscal 1999 compared to cash used for financing activities of $16.1 million in the prior year. The increase in cash provided by financing activities was primarily due to an increase in book overdrafts in Fiscal 1999; cash used for financing activities in Fiscal 1998 included a $26.5 million note receivable from PTK.

   Year 2000 Readiness:

      This disclosure is a year 2000 ("Year 2000") Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998 to the extent that the disclosure relates to the Year 2000 processing of the Company.

      The Company has prepared its computer systems and hardware to deal with the issues related to the Year 2000. This is necessary because certain computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the Year 2000.

                              PATHMARK STORES, INC.

      In order to address the Year 2000 issues, the Company formed a project team of senior managers. This project team assessed the Company's information systems, including its hardware, software programs and embedded systems contained in the Company's stores, distribution facility and corporate headquarters. Based on the findings of this assessment, the Company commenced a plan to upgrade or replace the Company's hardware and software programs to ensure Year 2000 readiness, as well as to assess the Year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management has developed contingency plans, which, in the event that the Company is unable to fully achieve Year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fail to achieve Year 2000 readiness, may be implemented to minimize the risks of interruptions of the Company's business. The Audit Committee of the Board of Directors is advised periodically on the status of the Company's Year 2000 readiness program.

      The Company has communicated with its principal vendors to determine the extent to which it will be vulnerable to third-party Year 2000 readiness problems. Based on its assessment to date of the Year 2000 readiness of the Company's key suppliers, including C&S, vendors, service providers and other third parties on which the Company relies for business operations, the Company believes that its principal vendors, service providers and other third parties have addressed the Year 2000 issues. The Company has tested Year 2000 readiness with certain key suppliers; however, the Company has limited ability to test and control such third parties' Year 2000 readiness, and the Company cannot provide assurance that failure of such third parties to address the Year 2000 issues will not cause an interruption of the Company's business.

      The Company has expended significant resources in connection with resolving its Year 2000 issues, primarily related to the remediation and testing of its computer applications. Through IBM, this effort is basically completed and followed a process of inventory, analysis, modification, testing and implementation. A major portion of these costs have been met under the existing agreement with IBM through a reprioritization of systems development projects, with the remainder representing incremental costs. Those systems development projects, which have been deferred due to the Year 2000 readiness program, are not deemed to be critical to the Company's operations. The Company believes that its information systems, including hardware, software programs and embedded systems contained in the Company's stores, distribution facility and corporate headquarters are Year 2000 ready; additional Year 2000 testing of the Company's critical remediated systems will continue through December 1999. The Company estimates that the total costs associated with achieving Year 2000 readiness will be approximately $17.0 million (of which approximately $13.2 million has been expended through October 30, 1999), consisting of system remediation costs of $10.7 million and equipment replacement of $6.3 million. The Company anticipates that it will finance the cost of its Year 2000 remediation using its existing sources of liquidity. The remaining $3.8 million in costs is being expended primarily through the IBM information systems service agreement.

      The Company's business could be interrupted if its Year 2000 remediation efforts and contingency plans are not successful, and if the Company's vendors, service providers or other third parties are not Year 2000 ready. Any such business interruptions could have a material adverse effect on the Company's results of operation, liquidity or financial condition by impairing its ability to process customer transactions, as well as to order and receive merchandise for sale in a timely manner.

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

                              PATHMARK STORES, INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, and its periodic reports on Form 10-Q for the periods ended May 1, 1999 and July 31, 1999, respectively, the Company's indirect parent corporations, Supermarkets General Holdings Corporation ("SGHC") and SMG-II Holdings Corporation ("SMG-II"), Ahold Acquisitions, Inc. (the "Purchaser"), an indirect, wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), and the directors of SGHC are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit entitled Wolfson V. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of SGHC and SMG-II breached their fiduciary duties to the holders of SGHC's $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Plaintiff, by his counsel, has entered into a Settlement Agreement, dated June 9, 1999 (the "Settlement Agreement"), with the Defendants (by their counsel) pursuant to which the parties have agreed to settle the Action. The proposed settlement is subject to, among other things, the approval of the settlement by the court of Chancery of the State of Delaware (the "Court").

      The Settlement Agreement provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock of SGHC from and including March 9, 1999 (the "Class") through and including the consummation of the merger pursuant to the Agreement and Plan of Merger by and among Ahold, the Purchaser and SMG-II dated March 9, 1999 (the "SMG-II Merger") or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement dated March 9, 1999 by and among Ahold, the Purchaser, SMG-II and PTK Holdings, Inc. (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the Defendants have agreed, subject to Final Court Approval (as defined below), that the Purchaser shall increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to Plaintiffs counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiffs counsel has applied to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock.

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

      For purposes of the Settlement Agreement, "Final Court Approval" of the settlement means an order entered by the Court approving the settlement and awarding Plaintiffs counsel's fees and expenses and such order is finally affirmed, without modification of any substantive right of any party to the Settlement Agreement, on appeal, or is no longer subject to appeal and time for any petition for reargument, appeal or review, by certiorari or otherwise, has expired, provided that any modification of the order approving the settlement with respect to the amount of attorneys' fees and expenses awarded and/or any additional supplemental disclosure required shall not be considered a modification of a substantive right affecting Final Court Approval.

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

Date: December 13, 1999