Form 10-Q
period 2000-04-29
PATHMARK STORES INC
filed 2000-06-13
CIK 95585

                                               Friday, June 09, 2000 6:55:29 PM
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

       FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
          APRIL 29, 2000                                   1-5287

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              22-2879612
        (State of other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

                200 MILIK STREET                            07008
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

                         Yes      X          No
                             ----------          ----------

    As of June 1, 2000, there were outstanding 100 shares of Common Stock, $0.10 par value, all of which are privately owned and not traded on a public market.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)


                                                           13 WEEKS ENDED
                                                      -------------------------
                                                      APRIL 29,        MAY 1,
                                                        2000            1999
                                                     ----------      ----------
Sales                                                $  919,196      $  894,457

Cost of sales (exclusive of depreciation
  and amortization shown separately below)              661,544         639,473
                                                     ----------      ----------
Gross profit                                            257,652         254,984

Selling, general and administrative expenses            217,833         206,509

Depreciation and amortization                            18,928          18,203
                                                     ----------      ----------
Operating earnings                                       20,891          30,272

Interest expense                                       (42,124)        (39,504)
                                                     ----------      ----------
Loss before income taxes                               (21,233)         (9,232)

Income tax provision                                       (16)             (9)
                                                     ----------      ----------
Net loss                                             $ (21,249)      $  (9,241)
                                                     ==========      ==========


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (in thousands)

                                                               APRIL 29,           JANUARY 29,
                                                                 2000                  2000
                                                            ------------          ------------
ASSETS
Current assets
   Cash                                                      $    12,802           $    15,906
   Accounts receivable, net                                       14,197                15,787
   Income taxes receivable                                           407                   707
   Merchandise inventories                                       151,691               141,559
   Deferred income taxes, net                                      3,002                 3,223
   Prepaid expenses                                               21,738                21,183
   Due from suppliers                                             47,858                53,975
   Other current assets                                           16,754                18,254
                                                            ------------          ------------
       Total current assets                                      268,449               270,594
Property and equipment, net                                      466,019               472,157
Deferred financing costs, net                                     11,657                11,805
Deferred income taxes, net                                        44,091                43,870
Other noncurrent assets                                           47,406                43,953
                                                            ------------          ------------
                                                            $    837,622          $    842,379
                                                            ------------          ------------
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities
   Accounts payable and book overdrafts                     $     80,759          $     89,434
   Current maturities of long-term debt                        1,343,670                78,982
   Accrued payroll and payroll taxes                              45,463                50,766
   Current portion of lease obligations                           24,286                25,192
   Accrued interest payable                                       53,830                26,850
   Accrued expenses and other current liabilities                 84,966                80,067
                                                            ------------          ------------
       Total current liabilities                               1,632,974               351,291
                                                            ------------          ------------
Long-term debt                                                      --               1,264,103
                                                            ------------          ------------
Lease obligations, long-term                                     181,488               173,289
                                                            ------------          ------------
Other noncurrent liabilities                                     207,805               216,739
                                                            ------------          ------------
Commitments and contingencies
Stockholder's deficiency
   Common stock, $0.10 par value                                    --                    --
     Authorized, issued and outstanding: 100 shares
   Paid-in capital                                                77,878                76,579
   Accumulated deficit                                       (1,227,697)           (1,205,980)
   Note receivable from PTK Holdings, Inc.                      (34,826)              (33,642)
                                                            ------------          ------------
       Total stockholder's deficiency                        (1,184,645)           (1,163,043)
                                                            ------------          ------------
                                                            $    837,622          $    842,379
                                                            ============          ============


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (UNAUDITED)
                                 (in thousands)

                                                                                              NOTE
                                                                                           RECEIVABLE
                                                                                            FROM PTK            TOTAL
                                         COMMON        PAID-IN          ACCUMULATED         HOLDINGS,        STOCKHOLDER'S
                                         STOCK         CAPITAL            DEFICIT              INC.           DEFICIENCY
                                         -----       -----------       ------------       ------------       ------------
Balance, January 30, 1999                  $--       $    71,897       $(1,174,554)       $   (29,249)       $(1,131,906)

   Net loss                                 --                --           (31,426)                 --           (31,426)

   Accretion on note receivable from
    PTK Holdings, Inc.                      --             4,393                 --            (4,393)                 --

   Capital contribution from SMG-II
    Holdings Corporation                    --               289                 --                 --                289
                                         -----       -----------       ------------       ------------       ------------
Balance, January 29, 2000                   --            76,579        (1,205,980)           (33,642)        (1,163,043)

   Net loss                                 --                --           (21,249)                 --           (21,249)

   Accretion on note receivable from
    PTK Holdings, Inc.                      --             1,184                 --            (1,184)                 --

   Capital contribution from SMG-II
    Holdings Corporation                    --               115                 --                 --                115

   Assumption of affiliate liability        --                --              (468)                 --              (468)
                                         -----       -----------       ------------       ------------       ------------
Balance, April 29, 2000                    $--       $    77,878       $(1,227,697)       $   (34,826)       $(1,184,645)
                                         =====       ===========       ============       ============       ============


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                       13 WEEKS ENDED
                                                                                ----------------------------
                                                                                APRIL 29,            MAY 1,
                                                                                  2000                1999
                                                                                ---------          ---------
Operating Activities
   Net loss                                                                     $(21,249)          $ (9,241)
   Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
      Depreciation and amortization                                                21,072             19,045
      Interest accruable but not payable                                                8              5,597
      Amortization of original issue discount                                          89                 89
      Amortization of deferred financing costs                                      1,108              1,084
      Gain on sale or disposal of property and equipment                          (1,801)              (382)
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net                                                    1,590                929
        Income taxes receivable                                                       300              (303)
        Merchandise inventories                                                  (10,132)            (7,307)
        Due from suppliers                                                          6,117              2,558
        Other current assets                                                      (1,186)            (3,946)
        Noncurrent assets                                                         (3,482)            (3,605)
        Accounts payable                                                         (12,005)            (4,498)
        Accrued interest payable                                                   26,995             18,315
        Accrued expenses and other current liabilities                              (404)            (8,611)
        Noncurrent liabilities                                                    (8,697)            (8,383)
                                                                                ---------          ---------
          Cash provided by (used for) operating activities                        (1,677)              1,341
                                                                                ---------          ---------
Investing Activities
   Property and equipment expenditures                                            (9,282)           (12,179)
   Proceeds from sale or disposal of property and equipment                         9,799                880
                                                                                ---------          ---------
          Cash provided by (used for) investing activities                            517           (11,299)
                                                                                ---------          ---------
Financing Activities
   Increase in working capital facility borrowings                                  6,700             11,900
   Repayments of the term loan                                                    (5,229)            (1,892)
   Repayment of other long-term debt                                                (982)              (605)
   Increase in book overdrafts                                                      3,330              6,549
   Reduction in lease obligations                                                 (4,803)            (4,714)
   Deferred financing costs                                                         (960)              (427)
                                                                                ---------          ---------
          Cash provided by (used for) financing activities                        (1,944)             10,811
                                                                                ---------          ---------
Increase (decrease) in cash                                                       (3,104)                853
Cash at beginning of period                                                        15,906              7,661
                                                                                ---------          ---------
Cash at end of period                                                           $  12,802          $   8,514
                                                                                =========          =========

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                                $  13,892          $  14,358
                                                                                =========          =========
   Income taxes paid                                                            $      16          $     342
                                                                                =========          =========
Noncash Investing and Financing Activities
   Capital lease obligations                                                    $  12,503          $  13,840
                                                                                =========          =========
//


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1-MANAGEMENT'S FINANCIAL RESTRUCTURING PLAN

    The consolidated financial statements of Pathmark Stores, Inc. (the "Company") indicated that, at April 29, 2000, current liabilities exceeded current assets by $1.4 billion and the stockholder's deficiency was $1.2 billion. Historically, cash flows generated from operations, supplemented by the unused borrowing capacity under the Company's working capital facility and the availability of capital lease financing were sufficient to pay the Company's debts as they came due, provide for its capital expenditure program and meet its other cash requirements.

    Management evaluated its Fiscal 2000 cash flow projections and debt service requirements and based upon this evaluation, the Company does not anticipate making all of its scheduled debt payments. The Company's Fiscal 2000 debt requirements increase substantially over the prior year due primarily to the semi-annual interest payments of $12.1 million on the 10.75% Junior Subordinated Deferred Coupon Notes (the "Junior Subordinated Notes") which, for the first time, was required to be paid in cash on May 1, 2000 and the sinking fund payment of $50.0 million on the 11.625% Subordinated Notes due 2002 ("Subordinated Notes") on June 15, 2000.

    On May 1, 2000, the Company elected not to make interest payments of $21.2 million on its $440 million of 9.625% Senior Subordinated Notes due
2003 (the "Senior Subordinated Notes") and $12.1 million on its Junior Subordinated Notes. On May 31, 2000, the grace period under each of the Indentures governing the Senior Subordinated Notes and Junior Subordinated Notes expired. The failure to make these scheduled interest payments constitutes an Event of Default under the Indentures governing the applicable bonds and also constitutes an Event of Default pursuant to the Credit Agreement. In addition, the Company was not in compliance with several of its financial covenants under the Credit Agreement at April 29, 2000 and based on management's projections, the Company believes that it most likely will not comply with such covenants throughout Fiscal 2000. However, the Company and its lenders under the Credit Agreement have entered into a Waiver Agreement pursuant to which said lenders have agreed to waive compliance by the Company with certain provisions of the Credit Agreement through July 29, 2000, including financial covenants and any Event of Default to the extent arising out of a failure to pay any material indebtedness. As a result of such defaults, the Company's long-term debt in the amount of $1.3 billion became due currently and has been classified as current at April 29, 2000.

    On March 22, 2000, the Company disclosed that it had retained Wasserstein Perella & Co. to assist it in developing a financial restructuring plan and that an ad hoc committee of its bondholders (the "Bondholder Committee") had been formed. The Company commenced discussions with the Bondholder Committee towards developing a consensual financial restructuring plan. The Company announced on June 2, 2000 that it had reached an agreement with the Bondholder Committee regarding a financial restructuring plan of the Company. Members of the Bondholder Committee hold or control $445.7 million principal amount, or approximately 46% of the Company's total bond indebtedness outstanding, including over 37% of the outstanding principal amount of the Senior Subordinated Notes, 48% of the outstanding principal amount of the Subordinated Notes, 65% of the outstanding principal amount of the 12.625% Subordinated Debentures due 2002 (the "Subordinated Debentures") and 49% of the outstanding principal amount of the Junior Subordinated Notes. Solicitation of acceptances of the financial restructuring plan, to be accomplished through a prepackaged plan of reorganization (the "Prepackaged Plan"), commenced on June 8, 2000. The Prepackaged Plan provides that, upon consummation of the reorganization, current holders of the Company's bond indebtedness will receive 100% of the opening common stock of the reorganized Company ("New Common Stock"). Such ownership is subject to dilution from (1) the exercise of ten-year warrants to purchase 15% of the diluted New Common Stock of the reorganized Company (the "New Warrants"), (2) the exercise of any options to purchase New Common Stock issued pursuant to the Company's long-term management incentive plan, and (3) the grant to the Chief Executive Officer of restricted New Common Stock. In addition to New Common Stock, holders of the Subordinated Notes, the Subordinated Debentures and the Junior Subordinated Notes will receive New Warrants. The New Warrants will be exercisable at the opening reorganization equity value established in connection with the Prepackaged Plan.

    Pursuant to the Prepackaged Plan and in full satisfaction of their claims, (1) holders of Senior Subordinated Notes will receive 77.57% of the New Common Stock (2) holders of Subordinated Notes and Subordinated
Debentures will receive their ratable share of 19.29% of the New Common Stock and 75% of the New Warrants, (3) holders of Junior Subordinated Notes will receive 2.97% of the New Common Stock and 25% of the New Warrants, and (4) holders of approximately $0.98 million of 11.625% Supermarkets General Holdings Corporation ("Holdings") Subordinated Notes due 2002, which Subordinated Notes are guaranteed by the Company, will receive 0.17% of the New Common Stock, subject to dilution as described in the preceding paragraph.

    The Prepackaged Plan provides that holders of Holdings' Cumulative Exchangeable Redeemable Preferred Stock ("Exchangeable Preferred Stock") are to receive their ratable portions of cash of $0.5 million payable upon the effective date of the Prepackaged Plan.

    As part of the Prepackaged Plan, trade creditors will not be affected and there will be no employee layoffs.

    The Company is seeking to obtain acceptances from a majority in number of holders and at least 66-2/3% of the dollar amount of each class of bonds voting on the Prepackaged Plan. Unless extended by the Company, the voting deadline with respect to the Prepackaged Plan is July 7, 2000. Upon the requisite acceptances being obtained, it is the Company's intention to promptly file the Prepackaged Plan under Chapter 11 of the U.S. Bankruptcy Code and to exit from Bankruptcy in the third quarter of this year.

    In connection with its financial restructuring plan, the Company received a commitment from The Chase Manhattan Bank for a $75 million debtor-in-possession ("DIP") financing facility in support of the Prepackaged Plan and a $600 million senior secured credit facility (the "Exit Financing"). The DIP financing, which is subject to approval by the Bankruptcy Court, will enable the Company to continue normal business operations during the restructuring proceedings. The Exit Financing will be used to repay in full the existing Credit Agreement and the DIP financing facility, pay expenses of the Prepackaged Plan and will provide approximately $200 million of liquidity for its post-reorganization operations.

    The consolidated financial statements of the Company presented herein reflect $5.1 million of professional fees related to the financial reorganization, of which $4.2 million is included in accrued expenses.


NOTE 2-ORGANIZATION AND BASIS OF PRESENTATION

    The Company operated 135 supermarkets as of April 29, 2000, primarily in the New York, New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of PTK Holdings, Inc. ("PTK") and an indirect wholly owned subsidiary of Holdings. Holdings is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

    The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 29, 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first quarters of Fiscal 2000 and Fiscal 1999; therefore, no income tax benefit has been recognized.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 3-LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                                   APRIL 29,        JANUARY 29,
                                                                                     2000                2000
                                                                                -----------         -----------
Term Loan ("Term Loan")                                                          $  236,213          $  241,442
Working Capital Facility ("Working Capital Facility")                               116,500             109,800
9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes")             438,933             438,844
11.625% Subordinated Notes due 2002 ("Subordinated Notes")                          199,017             199,017
12.625% Subordinated Debentures due 2002 ("Subordinated Debentures")                 95,750              95,750
10.75% Junior Subordinated Deferred Coupon Notes due 2003
   ("Junior Subordinated Notes")                                                    225,141             225,133
Debt payable to Holdings                                                                983                 983
Industrial revenue bonds                                                              8,195               8,217
Other debt (primarily mortgages)                                                     22,938              23,899
                                                                                -----------         -----------
Total debt                                                                        1,343,670           1,343,085
Less: current maturities                                                          1,343,670(a)           78,982
                                                                                -----------         -----------
Long-term portion                                                                $      --           $1,264,103
                                                                                ===========         ===========

---------
(a) Current maturities would have been $125.8 million without the Event of Default (see Note 1).

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4-INTEREST EXPENSE

      Interest expense is comprised of the following (dollars in thousands):

                                                         13 WEEKS ENDED
                                                   --------------------------
                                                   APRIL 29,          MAY 1,
                                                       2000             1999
                                                   ---------         --------
Term Loan                                            $ 5,180          $ 4,837
Working Capital Facility                               2,268            1,101
Senior Subordinated Notes
    Amortization of original issue discount               89               89
    Currently payable(a)                              10,587           10,587
Subordinated Notes                                     5,813            5,813
Subordinated Debentures                                3,022            3,022
Junior Subordinated Notes
    Accrued but not payable                                8            5,597
    Currently payable(a)                               6,053               --
Amortization of debt issuance costs                    1,108            1,084
Lease obligations                                      5,367            5,102
Other, net                                             2,629            2,272
                                                     -------          -------
Interest expense                                     $42,124          $39,504
                                                     -------          -------

---------
(a) See Note 1.

NOTE 5-COMMITMENTS AND CONTINGENCIES

    RICKEL:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into ten leases for certain of the Company's owned real estate properties, including a distribution center, with Rickel as tenant. In addition, the Company assigned 25 third-party leases to Rickel. In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, of the 35 locations leased to Rickel, 16 leases were assigned by Rickel in 1998 to Staples, Inc., 13 leases have either been terminated, sold or assigned to third parties, including Rickel's distribution center which was sold by the Company during Fiscal 1998, and six leases, which were rejected, are being actively marketed by the Company to other prospective tenants.

      Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability which may occur, including the future rent and real estate taxes, net of expected recoveries.

    INFORMATION SERVICES OUTSOURCING:

      In August 1991, the Company entered into a ten-year agreement with IBM to provide a wide range of information systems services. Under the agreement, IBM has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The Company is in discussions with IBM for an extension of the agreement.

    OTHER:

      The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

                              PATHMARK STORES, INC.


NOTE 6-SUBSEQUENT EVENT

    During the second quarter of Fiscal 1998, in conjunction with the paydown of debt by PTK, Pathmark loaned $26.5 million to PTK in the form of a 14.5% discount note, due May 12, 2003 (the "PTK Note"), accreting to a maturity value of $53.3 million. PTK is not required to pay cash interest on this note. The note receivable from PTK has been reflected as a separate component of stockholder's deficiency in Pathmark's consolidated financial statements and Pathmark is not reflecting interest income in its consolidated statements of operations related to this note. Accordingly, the accretion of the PTK
Note is offset by a corresponding credit to paid-in capital. In conjunction with the Prepackaged Plan, on May 30, 2000, Pathmark cancelled the PTK Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    SALES:

      Sales in the first quarter of Fiscal 2000 were $919.2 million compared to $894.5 million in the prior year, an increase of 2.8%. The sales increase was primarily due to new stores opened in Fiscal 2000. In addition, same store sales increased 0.7% in the first quarter of Fiscal 2000. The Company operated 135 and 133 supermarkets at the end of the first quarters of Fiscal 2000 and Fiscal 1999, respectively.

    GROSS PROFIT:

      Gross profit in the first quarter of Fiscal 2000 was $257.7 million or 28.0% of sales compared with $255.0 million or 28.5% of sales in the prior year. The increase in gross profit dollars for the first quarter of Fiscal 2000 compared to the prior year was primarily due to higher sales partially offset by higher shrink and promotional expenses. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.4 million in each of the first quarters of Fiscal 2000 and Fiscal 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

      SG&A in the first quarter of Fiscal 2000 increased $11.3 million or 5.5% compared to the prior year primarily due to higher store labor and labor-related expenses and nonrecurring expenses of $5.1 million related to the financial restructuring plan, partially offset by a gain on the sale of certain real estate of $1.8 million. As a percentage of sales, SG&A was 23.7% in the first quarter of Fiscal 2000, compared to 23.1% in the prior year. Excluding the nonrecurring expenses related to the financial restructuring plan, SG&A as a percentage to sales was 23.1% in the first quarter of Fiscal 2000.

    DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization of $18.9 million in the first quarter of Fiscal 2000 was $0.7 million higher than the prior year of $18.2 million primarily due to property and equipment additions. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $2.0 million in the first quarter of Fiscal 2000, compared to $0.8 million in the prior year.

    OPERATING EARNINGS:

      Operating earnings in the first quarter of Fiscal 2000 were $20.9 million compared with the prior year of $30.3 million. The decrease in operating earnings in the first quarter of Fiscal 2000 compared to the prior year was due to higher SG&A and depreciation and amortization expense, partially offset by higher gross profit.

    INTEREST EXPENSE:

      Interest expense was $42.1 million in the first quarter of Fiscal 2000 compared to $39.5 million in the prior year. The increase in interest expense in the first quarter of Fiscal 2000 compared to the prior year was primarily due to higher levels of borrowings and higher rates under the Working Capital
Facility and the debt accretion on the Junior Subordinated Notes.

    INCOME TAXES:

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first quarters of Fiscal 2000 and Fiscal 1999; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax asset of $47.1 million at April 29, 2000 will be realized through the implementation of tax strategies which could generate taxable income.

      During the first quarter of Fiscal 2000, the Company made income tax payments of $0.02 million and received income tax refunds of $0.3 million. During the first quarter of Fiscal 1999, the Company made income tax payments of $0.3 million and received income tax refunds of $0.03 million.

    SUMMARY OF OPERATIONS:

      The Company's net loss in the first quarter of Fiscal 2000 was $21.2 million compared to a net loss of $9.2 million for the prior year. The increase in net loss in the first quarter of Fiscal 2000 compared to the prior year was primarily due to lower operating earnings and higher interest expense.

    COMPREHENSIVE INCOME:

      The Company has no items of comprehensive income other than net income and, accordingly, the total comprehensive loss is the same as the reported net loss for all periods presented.

    EBITDA-FIFO:

      EBITDA-FIFO was $45.7 million and $49.3 million in the first quarters of Fiscal 2000 and Fiscal 1999, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation and amortization, expenses related to the financial reorganization plan, the gain on sale of certain real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating earnings or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

    DEBT SERVICE:

      During the first quarter of Fiscal 2000, total debt increased $0.6 million from Fiscal 1999 year end due to increased borrowings under the Working Capital Facility, partially offset by reductions in the Term Loan and a decrease in certain mortgages. Borrowings under the Working Capital Facility were $116.5 million at April 29, 2000 and $103.3 million at June 7, 2000. In addition, during the first quarter of Fiscal 2000, total lease obligations increased $7.3 million from Fiscal 1999 year end.

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

    LIQUIDITY:

      The consolidated financial statements of the Company indicated that, at April 29, 2000, current liabilities exceeded current assets by $1.4 billion and the stockholder's deficiency was $1.2 billion. Historically, cash flows generated from operations, supplemented by the unused borrowing capacity under the Company's working capital facility and the availability of capital lease financing were sufficient to pay the Company's debts as they came due, provide for its capital expenditure program and meet its other cash requirements.

      Management evaluated its Fiscal 2000 cash flow projections and debt service requirements and based upon this evaluation, the Company does not anticipate making all of its scheduled debt payments. The Company's Fiscal 2000 debt requirements increase substantially over the prior year due primarily to the semi-annual interest payments of $12.1 million on the Junior Subordinated Notes which, for the first time, was required to be paid in cash on May 1, 2000 and the sinking fund payment of $50.0 million on the Subordinated Notes on June 15, 2000.

    On May 1, 2000, the Company elected not to make interest payments of $21.2 million on its $440 million of Senior Subordinated Notes and $12.1 million on its Junior Subordinated Notes. On May 31, 2000, the grace period under each of the Indentures governing the Senior Subordinated Notes and Junior Subordinated Notes expired. The failure to make these scheduled interest payments constitutes an Event of Default under the Indentures governing the applicable bonds and also constitutes an Event of Default pursuant to the Credit Agreement. In addition, the Company was not in compliance with several of its financial covenants under the Credit Agreement at April 29, 2000 and based on management's projections, the Company believes that it most likely will not comply with such covenants throughout Fiscal 2000. However, the Company and its lenders under the Credit Agreement have entered into a Waiver Agreement pursuant to which said lenders have agreed to waive compliance by the Company with certain provisions of the Credit Agreement through July 29, 2000, including financial covenants and any Event of Default to the extent arising out of a failure to pay any material indebtedness. As a result of such defaults, the Company's long-term debt in the amount of $1.3 billion became due currently and has been classified as current at April 29, 2000.

    On March 22, 2000, the Company disclosed that it had retained Wasserstein Perella & Co. to assist it in developing a financial restructuring plan and that Bondholder Committee had been formed. The Company commenced discussions with the Bondholder Committee towards developing a consensual financial restructuring plan. The Company announced on June 2, 2000 that it had reached an agreement with the Bondholder Committee regarding a financial restructuring plan of the Company. Members of the Bondholder Committee hold or control $445.7 million principal amount, or approximately 46% of the Company's total bond indebtedness outstanding, including over 37% of the outstanding principal amount of the Senior Subordinated Notes, 48% of the outstanding principal amount of the Subordinated Notes, 65% of the outstanding principal amount of the (Subordinated Debentures) and 49% of the outstanding principal amount of the Junior Subordinated Notes. Solicitation of acceptances of the financial restructuring plan, to be accomplished through the Prepackaged Plan, commenced on June 8, 2000. The Prepackaged Plan provides that, upon consummation of the reorganization, current holders of the Company's bond indebtedness will receive 100% of the New Common Stock. Such ownership is subject to dilution from (1) the exercise of the New Warrants, (2) the exercise of any options to purchase New Common Stock issued pursuant to the Company's long-term management incentive plan, and (3) the grant to the Chief Executive Officer of restricted New Common Stock. In addition to New Common Stock, holders of the Subordinated Notes, the Subordinated Debentures and the Junior Subordinated Notes will receive New Warrants. The New Warrants will be exercisable at the opening reorganization equity value established in connection with the Prepackaged Plan.

    Pursuant to the Prepackaged Plan and in full satisfaction of their claims, (1) holders of Senior Subordinated Notes will receive 77.57% of the New Common Stock (2) holders of Subordinated Notes and Subordinated
Debentures will receive their ratable share of 19.29% of the New Common Stock and 75% of the New Warrants, (3) holders of Junior Subordinated Notes will receive 2.97% of the New Common Stock and 25% of the New Warrants, and (4) holders of approximately $0.98 million of 11.625% Holdings' Subordinated Notes due 2002, which Subordinated Notes are guaranteed by the Company, will receive 0.17% of the New Common Stock, subject to dilution as described in the preceeding paragraph.

      The Prepackaged Plan provides that holders of the Holdings'
Exchangeable Preferred Stock are to receive their ratable portions of cash of $0.5 million payable upon the effective date of the Prepackaged Plan.

      As part of the Prepackage Plan, trade creditors will not be affected and there will be no employee layoffs.

      The Company is seeking to obtain acceptances from a majority in number of holders and at least 66-2/3% of the dollar amount of each class of bonds voting on the Prepackaged Plan. Unless extended by the Company, the voting deadline with respect to the Prepackaged Plan is July 7, 2000. Upon the requisite acceptances being obtained, it is the Company's intention to promptly file the Prepackaged Plan under Chapter 11 of the U.S. Bankruptcy Code and to exit from Bankruptcy in the third quarter of this year.

      In connection with its financial restructuring plan, the Company received a commitment from The Chase Manhattan Bank for a $75 million DIP financing facility in support of the Prepackaged Plan and $600 million Exit Financing. The DIP financing, which is subject to approval by the Bankruptcy Court, will enable the Company to continue normal business operations during the restructuring proceedings. The Exit Financing will be used to repay in full the existing Credit Agreement and the DIP financing facility, pay expenses of the Prepackaged Plan and will provide approximately $200 million of liquidity for its post-reorganization operations.

      The consolidated financial statements of the Company presented herein reflect $5.1 million of professional fees related to the financial reorganization, of which $4.2 million is included in accrued expenses.

    CAPITAL EXPENDITURES:

      Capital expenditures for the first quarter of Fiscal 2000, including property acquired under capital leases, were $21.8 million compared to $26.0 million for the prior year. During the first quarter of Fiscal 2000, the Company opened one new store as a replacement for one store closed during the quarter and completed one enlargement to an existing supermarket. Subsequent to April 29, 2000, the Company opened one new store and during the remainder of Fiscal 2000 expects to open two additional stores and complete up to an aggregate of 28 renovations and enlargements. Capital expenditures for Fiscal 2000, including property to be acquired under capital leases, are estimated to be $101.7 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

    CASH FLOWS:

      Cash used for operating activities was $1.7 million in the first quarter of Fiscal 2000 compared to cash provided by operating activities of $1.3 million in the prior year. The change in cash flow from operating activities was primarily due to the increase in the net loss, the decrease in noncash interest expense and the decrease in cash used for operating assets and liabilities. Cash provided by investing activities was $0.5 million in the first quarter of Fiscal 2000 compared to cash used for investing activities of $11.3 million in the prior year. The change in cash flow from investing activities was primarily due to a decrease in expenditures for property and equipment and an increase in proceeds from property sales or disposals. Cash used for financing activities was $1.9 million in the first quarter of Fiscal 2000 compared to cash provided by financing activities of $10.8 million in the prior year. The change in cash flow from financing activities was primarily due to a decrease in borrowings under the working capital facility, an increase in repayments of the term loan and a decrease in book overdrafts.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined the impact, if any, that the adoption of SFAS No. 133 will have on its financial position or results of operations.

FORWARD-LOOKING INFORMATION

    The matters discussed herein, with the exception of historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For additional information about the Company and its various risk factors, see the Company's most recent Form 10-K dated January 29, 2000, as filed with the Securities and Exchange Commission on April 28, 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                              PATHMARK STORES, INC.



                           PART II. OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    On May 1, 2000, the Company elected not to make interest payments of $21.2 million on its $440 million of 9.625% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes") and $12.1 million on its $225 million of 10.75% Junior Deferred Coupon Notes ("Junior Subordinated Notes"). On May 31, 2000, the grace period under each of the Indentures governing the Senior Subordinated Notes and Junior Subordinated Notes, respectively, expired constituting an Event of Default under each such Indenture. As of the date of the filing of this report, the Company is in arrears with respect to interest on the Senior Subordinated Notes in the amount of $26.2 million and $14.9 million with respect to the Junior Subordinated Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBIT:

         Exhibit 27  Financial Data Schedule

     (b) REPORTS ON FORM 8-K: The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                PATHMARK STORES, INC.





                                BY               /s/ FRANK VITRANO
                                       -----------------------------------------
                                                    (FRANK VITRANO)
                                             EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER





                                BY               /s/ JOSEPH ADELHARDT
                                       -----------------------------------------
                                                    (JOSEPH ADELHARDT)
                                           SENIOR VICE PRESIDENT AND CONTROLLER,
                                                  CHIEF ACCOUNTING OFFICER







DATE:    June 13, 2000