Form 10-Q
period 2000-10-28
PATHMARK STORES INC
filed 2000-12-12
CIK 95585

                                               Friday, December 08, 2000
4:50:35 PM
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

         FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
            OCTOBER 28, 2000                           1-5287

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               22-2879612
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

            200 MILIK STREET                             07008
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
                         Yes     X       No
                                ----           -----

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes     X       No
                                ----           -----

   ON DECEMBER 1, 2000, 30,098,510 SHARES OF COMMON STOCK ($0.01 PAR VALUE) WERE ISSUED AND OUTSTANDING.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                    SUCCESSOR
                                     COMPANY                               PREDECESSOR COMPANY
                                    -----------     -------------------------------------------------------------------
                                     6 WEEKS     |      7 WEEKS            13 WEEKS         33 WEEKS         39 WEEKS
                                      ENDED      |       ENDED               ENDED            ENDED            ENDED
                                    OCTOBER 28,  |    SEPTEMBER 16,       OCTOBER 30,      SEPTEMBER 16,    OCTOBER 30,
                                       2000      |        2000               1999             2000             1999
                                    -----------  |    -------------       -----------      -----------      -----------
                                                 |
Sales .........................     $   437,727  |     $   499,393        $   924,854      $ 2,348,186      $ 2,742,039
                                                 |
Cost of sales (exclusive of                      |
   depreciation and                              |
   amortization shown separately                 |
   below) .....................         315,050  |         359,734            663,794        1,688,506        1,961,191
                                    -----------  |     -----------        -----------      -----------      -----------
Gross profit ..................         122,677  |         139,659            261,060          659,680          780,848
                                                 |
Selling, general and                             |
   administrative expenses ....          99,582  |         121,593            214,813          550,059          633,575
                                                 |
Reorganization expenses .......              --  |           9,189                 --           19,076               --
                                                 |
Depreciation and amortization .           8,743  |           9,049             19,111           47,603           55,720
                                                 |
Amortization of excess                           |
   reorganization value .......          32,069  |              --                 --               --               --
                                    -----------  |     -----------        -----------      -----------      -----------
Operating earnings (loss) .....         (17,717) |            (172)            27,136           42,942           91,553
                                                 |
Interest expense ..............          (8,817) |         (11,298)           (41,026)         (99,131)        (120,865)
                                    -----------  |     -----------        -----------      -----------      -----------
                                                 |
Loss before income taxes and                     |
   extraordinary items ........         (26,534) |         (11,470)           (13,890)         (56,189)         (29,312)
                                                 |
Income tax provision ..........          (2,466) |             (23)               (34)             (88)            (102)
                                    -----------  |     -----------        -----------      -----------      -----------
Loss before extraordinary items         (29,000) |         (11,493)           (13,924)         (56,277)         (29,414)
                                                 |
Extraordinary items, net of                      |
   tax provision of                              |
   $46,557 ....................              --  |         331,928                 --          331,928               --
                                    -----------  |     -----------        -----------      -----------      -----------
Net earnings (loss) ...........         (29,000) |         320,435            (13,924)         275,651          (29,414)
                                                 |
Less: non-cash preferred stock                   |
   accretion and dividend                        |
   requirements ...............              --  |              --             (9,490)          (5,321)         (28,453)
                                    -----------  |     -----------        -----------      -----------      -----------
                                                 |
Net earnings (loss)                              |
   attributable to common                        |
   stock ......................     $   (29,000) |     $   320,435        $   (23,414)     $   270,330      $   (57,867)
                                    ===========  |     ===========        ===========      ===========      ===========
                                                 |
Weighted average number of                       |
   shares outstanding .........          30,000  |
                                    ===========  |
                                                 |
Net loss per common share                        |
   - basic and diluted ........     $     (0.97) |
                                    ===========  |



          See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                          SUCCESSOR    |     PREDECESSOR
                                                           COMPANY     |       COMPANY
                                                         -----------   |     -----------
                                                         OCTOBER 28,   |     JANUARY 29,
                                                             2000      |        2000
                                                         -----------   |     -----------
                                                                       |
ASSETS                                                                 |
Current assets                                                         |
  Cash and marketable securities .....................   $    59,561   |     $    16,196
  Accounts receivable, net ...........................        18,260   |          15,787
  Merchandise inventories ............................       198,704   |         141,559
  Prepaid expenses ...................................        20,309   |          21,183
  Due from suppliers .................................        53,647   |          53,975
  Other current assets ...............................        21,192   |          21,485
                                                         -----------   |     -----------
     Total current assets ............................       371,673   |         270,185
Property and equipment, net ..........................       481,522   |         472,157
Deferred financing costs, net ........................        14,324   |          11,805
Deferred income taxes ................................            --   |          45,190
Excess reorganization value, net .....................       801,717   |              --
Other noncurrent assets ..............................       113,034   |          43,854
                                                         -----------   |     -----------
                                                         $ 1,782,270   |     $   843,191
                                                         ===========   |     ===========
                                                                       |
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                      |
Current liabilities                                                    |
  Accounts payable and book overdrafts ...............   $   100,061   |     $    89,434
  Current maturities of long-term debt ...............         9,545   |          78,982
  Accrued payroll and payroll taxes ..................        44,981   |          50,766
  Current portion of lease obligations ...............        21,510   |          25,192
  Accrued interest payable ...........................         5,497   |          26,850
  Accrued expenses and other current liabilities .....        91,846   |          80,058
                                                         -----------   |     -----------
     Total current liabilities .......................       273,440   |         351,282
                                                         -----------   |     -----------
Long-term debt .......................................       444,638   |       1,264,103
                                                         -----------   |     -----------
Long-term lease obligations ..........................       181,220   |         173,289
                                                         -----------   |     -----------
Deferred income taxes ................................        45,987   |              --
                                                         -----------   |     -----------
Other noncurrent liabilities .........................       199,824   |         377,852
                                                         -----------   |     -----------
Redeemable securities                                                  |
  Exchangeable preferred stock (Predecessor Company)..            --   |         111,038
                                                         -----------   |     -----------
Commitments and contingencies                                          |
Stockholders' equity (deficiency)                                      |
  Common stock (Successor Company) $0.01 par value ...           301   |              --
   Authorized: 100,000,000 shares; issued and                          |
   outstanding: 30,098,510 shares                                      |
  Common stock (Predecessor Company) .................            --   |              11
  Preferred stock (Successor Company) ................            --   |              --
   Authorized: 5,000,000 shares; issued and                            |
   outstanding: none issued                                            |
  Convertible preferred stock (Predecessor Company) ..            --   |               4
  Paid-in capital ....................................       666,969   |         193,677
  Accumulated deficit ................................       (29,000)  |      (1,625,617)
  Unamortized value of restricted stock grants .......        (1,109)  |          (2,448)
                                                         -----------   |     -----------
     Total stockholders' equity (deficiency) .........       637,161   |      (1,434,373)
                                                         -----------   |     -----------
                                                         $ 1,782,270   |     $   843,191
                                                         ===========   |     ===========

           See notes to consolidated financial statements (unaudited).

                                   PATHMARK STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (IN THOUSANDS)


                                                           SUCCESSOR    |
                                                            COMPANY     |      PREDECESSOR COMPANY
                                                           -----------  |    -------------------------
                                                            6 WEEKS     |     33 WEEKS      39 WEEKS
                                                             ENDED      |       ENDED         ENDED
                                                           OCTOBER 28,  |    SEPTEMBER 16,  OCTOBER 30,
                                                             2000       |        2000          1999
                                                           -----------  |    -------------  ----------
                                                                        |
Operating Activities                                                    |
  Net earnings (loss) ...................................  $ (29,000)   |    $ 275,651      $ (29,414)
  Adjustments to reconcile net earnings (loss)                          |
    to net cash provided by (used for) operating                        |
    activities:                                                         |
    Depreciation and amortization .......................      9,086    |       49,975         58,599
    Amortization of excess reorganization value .........     32,069    |           --             --
    Amortization of deferred financing costs ............        241    |        2,500          3,283
    Gain on sale or disposal of property and equipment ..         --    |       (1,926)          (426)
    Extraordinary gain ..................................         --    |     (331,928)            --
    Cash provided by (used for) operating assets and                    |
      liabilities:                                                      |
      Accounts receivable, net ..........................       (412)   |       (2,061)        (1,710)
      Merchandise inventories ...........................    (19,908)   |       (5,716)       (23,636)
      Due from suppliers ................................         50    |          278         (2,133)
      Other current assets ..............................       (205)   |       (1,131)        (8,430)
      Noncurrent assets .................................     (2,923)   |      (16,076)        (3,655)
      Accounts payable ..................................     (1,605)   |       12,232          6,102
      Accrued interest payable ..........................      1,578    |       51,932         34,882
      Accrued expenses and other current liabilities ....      3,988    |        4,440         (4,842)
      Noncurrent liabilities ............................     (1,365)   |      (12,796)       (24,014)
                                                           ---------    |    ---------      ---------
       Cash provided by (used for) operating                            |
         activities .....................................     (8,406)   |       25,374          4,606
                                                           ---------    |    ---------      ---------
Investing Activities                                                    |
  Property and equipment expenditures ...................     (5,125)   |      (24,555)       (37,259)
  Proceeds from sale or disposal of property and                        |
    equipment ...........................................      2,718    |        9,800            888
                                                           ---------    |    ---------      ---------
       Cash used for investing activities ...............     (2,407)   |      (14,755)       (36,371)
                                                           ---------    |    ---------      ---------
Financing Activities                                                    |
  Borrowings under the new term loan ....................         --    |      425,000             --
  Repayment of the new term loan ........................     (1,862)   |           --         (9,012)
  Expenses related to common stock issuance .............         --    |         (822)            --
  Repayments of the former term loan ....................         --    |     (241,442)            --
  Repayments of the former DIP facility .................         --    |      (10,300)            --
  Borrowings (repayments) under the former working                      |
    capital facility ....................................         --    |      (99,500)        62,700
  Repayments of other debt ..............................       (165)   |         (905)          (969)
  Decrease in book overdrafts ...........................         --    |           --         (4,541)
  Decrease in lease obligations .........................     (2,107)   |      (11,591)       (14,991)
  Deferred financing costs ..............................         --    |      (12,747)          (431)
                                                           ---------    |    ---------      ---------
       Cash provided by (used for) financing                            |
         activities .....................................     (4,134)   |       47,693         32,756
                                                           ---------    |    ---------      ---------
Increase (decrease) in cash and marketable securities ...    (14,947)   |       58,312            991
Cash and marketable securities at beginning of period ...     74,508    |       16,196          7,931
                                                           =========    |    =========      =========
Cash and marketable securities at end of period .........  $  59,561    |    $  74,508      $   8,922
                                                           =========    |    =========      =========
Supplemental Disclosures of Cash Flow Information                       |
  Interest paid .........................................  $   8,205    |    $  40,910      $  82,525
                                                           =========    |    =========      =========
  Income taxes paid .....................................  $      --    |    $     155      $     501
                                                           =========    |    =========      =========
Noncash Investing and Financing Activities                              |
  Capital lease obligations .............................  $      --    |    $  19,181      $  34,981
                                                           =========    |    =========      =========
  Cancellation of bond indebtedness .....................  $      --    |   $1,034,629      $      --
                                                           =========    |    =========      =========
  Issuance of common stock and warrants .................  $      --    |    $ 666,882      $      --
                                                           =========    |    =========      =========
  Issuance of restricted common stock ...................  $      --    |    $   1,210      $      --
                                                           =========    |    =========      =========

                              PATHMARK STORES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.   REORGANIZATION

   On July 12, 2000 (the "Petition Date"), Pathmark Stores, Inc. (the "Company"), along with its direct and indirect parent companies and certain of its subsidiaries, filed a voluntary petition (the "Petition") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Petition was filed in the United States Bankruptcy Court for the District of Delaware (the "Court") under case numbers 00-02963 through 00-2968. On September 7, 2000, the Court entered an order confirming the Company's plan of reorganization (the "Plan of Reorganization") and on September 19, 2000 (the "Effective Date") the Company formally exited Chapter 11.

   Consummation of the Plan of Reorganization resulted in former holders of the Company's bond indebtedness receiving 30,000,000 shares, representing 100% of the opening common stock of the reorganized Company (the "New Common Stock"). In addition to New Common Stock, former holders of the Company's 11.625% Subordinated Notes due 2002 (the "Subordinated Notes"), the Company's 12.625% Subordinated Debentures due 2002 (the "Subordinated Debentures") and the Company's 10.75% Junior Subordinated Deferred Coupon Notes (the "Junior Subordinated Notes") received ten-year warrants to purchase up to 5,294,118 shares of New Common Stock of the reorganized Company (the "New Warrants"). The New Warrants are exercisable at $22.31 per share. Additionally, 98,510 shares of restricted New Common Stock were issued to the Chief Executive Officer on October 3, 2000. Shares of New Common Stock issued pursuant to the Plan of Reorganization are subject to dilution from (1) the exercise of the New Warrants, and (2) the exercise of any options to purchase New Common Stock issued pursuant to the Company's Employee Plan and Directors' Plan (as defined in Note 11).

   Pursuant to the Plan of Reorganization and in full satisfaction of their claims, (1) former holders of the Company's 9.625% Senior Subordinated Notes (the "Senior Subordinated Notes") received 78.24% of the New Common Stock, (2) former holders of the Subordinated Notes and the Subordinated Debentures received their ratable share of 18.71% of the New Common Stock and 75% of the New Warrants, (3) former holders of the Junior Subordinated Notes received 2.88% of the New Common Stock and 25% of the New Warrants, and (4) former holders of the 11.625% Supermarkets General Holdings Corporation ("Holdings") Subordinated Notes due 2002 received 0.17% of the New Common Stock, subject to dilution as described herein. In addition, former holders of Holdings' Cumulative Exchangeable Redeemable Preferred Stock (the "Exchangeable Preferred Stock") received their ratable portions of $0.5 million in cash payable upon the Effective Date. The Company's New Common Stock and New Warrants trade on the Nasdaq Stock Market under the ticker symbols "PTMK" and "PTMKW", respectively.

   On the Effective Date, in connection with the consummation of the Plan of Reorganization, the Company entered into a $600 million senior secured credit facility (the "Exit Facility") with a group of lenders led by The Chase Manhattan Bank. The Exit Facility includes a $425 million term loan (the "New Term Loan") and a $175 million working capital facility (the "New Working Capital Facility"). Proceeds from the Exit Facility were used to repay in full the former bank credit agreement and the revolving credit agreement the Company had entered into in support of the Plan of Reorganization (the "DIP Facility") and will be used to provide liquidity for ongoing operations. In addition, the Company's direct and indirect parent companies merged with the Company, which became the surviving entity.

NOTE 2. BUSINESS AND BASIS OF PRESENTATION

   BUSINESS:
   The Company operated 138 supermarkets as of October 28, 2000, primarily in the New York, New Jersey and Philadelphia metropolitan areas.

   BASIS OF PRESENTATION:
   Pursuant to the Plan of Reorganization, which became effective September 19, 2000, the Company's direct and indirect parent companies merged with the Company, which became the surviving entity. Such mergers are

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


being accounted for in the historical financial statements at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the historical financial information of the Predecessor Company are presented at historical cost and reflects the assets and liabilities and related results of operations of the combined entity.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 2.   BUSINESS AND BASIS OF PRESENTATION--(CONTINUED)

   The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Amendment No. 1 to Form S-1 as filed with the SEC on October 19, 2000.

   FRESH-START REPORTING:
   Upon the Effective Date, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). Fresh-Start Reporting is adopted because holders of existing voting shares immediately before filing and confirmation of the Plan of Reorganization received less than 50% of the voting shares of the emerging entity, thereby resulting in a new control group, and the reorganization value of the emerging entity is less than its prepetition liabilities and allowed claims. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". September 16, 2000, the Saturday nearest the Effective Date, was utilized for the accounting closing date related to the Predecessor Company financial statements. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction resulting from the completion of the Company's Plan of Reorganization, the financial position and results of operations of the Predecessor and Successor Company are not comparable.

   In accordance with Fresh-Start Reporting, the Company and its advisors, along with representatives of the bondholders, determined the reorganization value of the reorganized company. This value has been allocated, based on estimated fair market value, to the Company's assets and liabilities, resulting in an intangible asset equal to the reorganization value in excess of amounts allocable to identifiable net assets. Such excess is classified as "excess reorganization value, net" in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a three-year period. The adjustments related to Fresh-Start Reporting are preliminary and may differ from the amounts ultimately determined.

   The reorganization value at the Effective Date related to the Plan of Reorganization is as follows (in thousands):

      Debt and capital leases, net of cash...................   $  633,118
      Stockholders' equity, on the Effective Date............      666,882
                                                                ----------

      Reorganization value...................................   $1,300,000
                                                                ==========


   The preliminary Fresh-Start Reporting adjustments are as follows (in thousands):

Stockholders' deficiency, pre-Fresh-Start Reporting.........    $(256,208)
Adjustments to assets and liabilities to reflect estimated
  fair values:
   Increase (decrease) in assets:
    Current assets and property and equipment (a)...........       57,438
    Other noncurrent assets (b).............................       50,525
    Deferred income taxes (c)...............................      (44,979)
   Decrease in liabilities:
    Accrued expenses and other noncurrent liabilities (d)...       26,320
   Excess reorganization value (e)..........................      833,786
                                                                ---------

Stockholders' equity, on the Effective Date.................    $ 666,882
                                                                =========

(a) Primarily related to merchandise inventories and property and equipment, including capital leases.
(b) Primarily related to the excess of pension plan assets over projected benefit obligations.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


(c) Primarily related to the tax effects of the Fresh-Start Reporting adjustments.
(d)   Primarily related to the liability for postretirement benefits.
(e)   The excess reorganization value is being amortized over three years.

NOTE 2.   BUSINESS AND BASIS OF PRESENTATION--(CONTINUED)

   NET LOSS PER SHARE:
   The net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires that entities present, on the face of the income statement for all periods reflected, basic and diluted per share amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding for the period adjusted for dilutive potential common shares. Weighted average outstanding shares, for both basic and diluted loss per share, was 30,000,000 shares for the 6 weeks ended October 28, 2000. The 98,510 shares of restricted stock issued on October 3, 2000 (see Note
10) were excluded from the calculations of basic loss per share as such shares do not vest until the first anniversary of the Effective Date. All stock options, warrants and restricted stock were excluded from the computation of the Company's diluted loss per share because their effect would have been anti-dilutive. Net loss per share data is not meaningful for periods prior to September 16, 2000 due to the significant change in the Company's capital structure.

NOTE 3. REORGANIZATION EXPENSES

   Reorganization expenses of $19.1 million consisted primarily of professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization and employee retention bonuses.

NOTE 4. INCOME TAXES

   PREDECESSOR COMPANY:
    The Company has recorded a valuation allowance related to the income tax benefit for the 7 weeks and 33 weeks ended September 16, 2000 and for the 13 weeks and 39 weeks ended October 30, 1999; therefore, no income tax benefit has been recognized for such periods.

   SUCCESSOR COMPANY:
    The tax provision for the 6 weeks ended October 28, 2000 is based on statutory rates, excluding the non-deductible amortization of excess reorganization value.

    As a result of the exchange of the former bond indebtedness for common stock and warrants, the amount of the Company's aggregate indebtedness was reduced, generating income from the cancellation of debt for tax purposes of approximately $350.0 million. Since the realization of such income occurred under the Bankruptcy Code, the Company will not recognize income from cancellation of debt for tax purposes, but instead will reduce certain tax attributes after the end of the current fiscal year. The Company anticipates that it will first elect to reduce the basis of its depreciable property and, with the remaining income from the cancellation of debt, reduce its net operating loss tax carryforwards. Accordingly, the Company will reduce the tax benefits attributable to depreciation that would have otherwise been claimed in future years. The Company's net operating loss tax carryforwards for federal income tax purposes, after such attribute reduction, is estimated to be $77.0 million. Such net operating loss tax carryforwards expire from fiscal 2008 through fiscal 2020 and are subject to an annual limitation of approximately $36.0 million.

    The Company's deferred income tax liability at October 28, 2000 was $46.0 million and included a valuation allowance of approximately $25.0 million, primarily related to capital loss carryforwards which expire in fiscal 2001 and certain state net operating loss tax carryforwards.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 5.   EXTRAORDINARY ITEMS

   The extraordinary items of $331.9 million, net of a tax provision of $46.6 million, for the 7 and 33 weeks ended September 16, 2000 are comprised of income from the cancellation of debt in connection with the exchange of bond indebtedness and accrued interest for common stock and warrants, as well as income from the reduction of lease liabilities, net of estimated landlord claims, attributable to the rejection of certain leases in connection with the Plan

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 5. EXTRAORDINARY ITEMS(CONTINUED)

of Reorganization; such income is reduced by the write-off of deferred financing costs related to the former debt. The tax provision of such cancellation of debt income is based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.

NOTE 6. CASH AND MARKETABLE SECURITIES

   Cash and marketable securities are comprised of the following (in thousands):


                                                             SUCCESSOR  | PREDECESSOR
                                                              COMPANY   |   COMPANY
                                                             --------   | -----------
                                                            OCTOBER 28, | JANUARY 29,
                                                               2000     |    2000
                                                             --------   | -----------
                                                                        |
Cash......................................................   $ 13,114   | $  16,196
Marketable securities.....................................     46,447   |        --
                                                             --------   | ---------
Cash and marketable securities............................   $ 59,561   | $  16,196
                                                             ========   | =========

NOTE 7. INVENTORIES

   Merchandise inventories are comprised of the following (in thousands):


                                                             SUCCESSOR  | PREDECESSOR
                                                              COMPANY   |   COMPANY
                                                             --------   | -----------
                                                            OCTOBER 28, | JANUARY 29,
                                                               2000     |    2000
                                                             --------   | -----------
                                                                        |
Merchandise inventories at FIFO cost .....................   $199,220   | $ 180,996
Less: LIFO reserve .......................................        516   |    39,437
                                                             --------   | ---------
                                                                        |
Merchandise inventories at LIFO cost .....................   $198,704   | $ 141,559
                                                             ========   | =========


   In connection with the implementation of Fresh-Start Reporting, the Company adjusted its merchandise inventories to reflect fair value on the Effective Date.

NOTE 8. LONG-TERM DEBT

   Long-term debt is comprised of the following (in thousands):


                                                             SUCCESSOR  | PREDECESSOR
                                                              COMPANY   |   COMPANY
                                                             --------   | -----------
                                                            OCTOBER 28, | JANUARY 29,
                                                               2000     |    2000
                                                             --------   | -----------
                                                                        |
New Term Loan ............................................   $423,138   | $       --
Former Term Loan .........................................         --   |    241,442
Former Working Capital Facility ..........................         --   |    109,800
Industrial revenue bonds .................................      8,150   |      8,217
Other debt (primarily mortgages) .........................     22,895   |     23,899
                                                             --------   | ----------
    Subtotal .............................................    454,183   |    383,358
Senior Subordinated Notes ................................         --   |    438,844
Subordinated Notes .......................................         --   |    200,000
Subordinated Debentures ..................................         --   |     95,750
Junior Subordinated Notes ................................         --   |    225,133
                                                             --------   | ----------
                                                                        |
Total debt ...............................................    454,183   |  1,343,085
Less: current maturities .................................      9,545   |     78,982
                                                             --------   | ----------
Long-term portion ........................................   $444,638   | $1,264,103
                                                             ========   | ==========

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 8. LONG-TERM DEBT--(CONTINUED)

   On September 19, 2000, the Company entered into the Exit Facility, which includes the New Term Loan and the New Working Capital Facility. The Exit Facility bears interest at floating rates, ranging from LIBOR plus 3% to LIBOR plus 4%. The Company is required to repay a portion of its borrowings under the New Term Loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the New Working Capital Facility, which expires on July 15, 2005, the Company can borrow an amount up to $175 million, including a maximum of $125 million in letters of credit. At October 28, 2000, no borrowings were made under the New Working Capital Facility and $36.1 million in letters of credit were outstanding.

NOTE 9. INTEREST EXPENSE

    Interest expense is comprised of the following (in thousands):


                                   SUCCESSOR |
                                    COMPANY  |                PREDECESSOR COMPANY
                                  -----------|  ---------------------------------------------------
                                   6 WEEKS   |   7 WEEKS      13 WEEKS    33 WEEKS      39 WEEKS
                                    ENDED    |    ENDED         ENDED       ENDED        ENDED
                                  OCTOBER 28,|  SEPTEMBER 16, OCTOBER 30, SEPTEMBER 16, OCTOBER 30,
                                    2000     |     2000         1999        2000          1999
                                  -----------|  ------------ -----------  ------------ ------------
                                             |
Term Loan .....................   $  4,925   |  $  3,314     $  4,932     $ 14,012     $ 14,538
Working Capital Facility ......         --   |     1,155        1,778        6,062        4,567
DIP Facility ..................         --   |     2,183           --        2,539           --
Senior Subordinated Notes .....         --   |        --       10,677       27,117       32,029
Subordinated Notes ............         --   |        --        5,812       10,419       17,437
Subordinated Debentures .......         --   |        --        3,022        5,444        9,066
Junior Subordinated Notes .....         --   |        --        5,902       10,811       17,246
Amortization of deferred                     |
  financing costs .............        241   |       336        1,097        2,500        3,283
Other, net ....................      3,651   |     4,310        7,806       20,227       22,699
                                  --------   |  --------     --------     --------     --------
Interest expense ..............   $  8,817   |  $ 11,298     $ 41,026     $ 99,131     $120,865
                                  ========   |  ========     ========     ========     ========

NOTE 10. CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

   Pursuant to the Plan of Reorganization, the Company's employment agreement with its Chief Executive Officer (the "CEO") has been extended until October 8, 2005 (the "Employment Agreement"). In addition to the Employment Agreement, the Company and the CEO entered into an agreement in fiscal 2000 which provides that, under the circumstances described below, the CEO shall receive a retention bonus and a sale bonus. The retention bonus is intended to encourage the CEO to remain employed by the Company for at least one year subsequent to the Effective Date. Pursuant to said retention and sale bonus agreement, the CEO received a payment of $2.0 million in August 2000 and received 98,510 shares of restricted New Common Stock of the Company on October 3, 2000. The restricted stock will vest on the first anniversary of the Effective Date, if the CEO is employed on that date. The restricted stock award was valued at $1.2 million and is being amortized as compensation expense in the Company's consolidated statement of operations over the vesting period.

   In addition to the retention bonus, under certain circumstances, the CEO will become entitled to receive a sale bonus. This will occur in the event that a triggering event occurs during the term of the agreement and a change in control contemplated by such event occurs thereafter. The amount of the sale bonus shall be equal to 0.0043 multiplied by an amount equal to the sum of the aggregate fair market value of any securities issued and any other non-cash consideration delivered, and any cash consideration paid to the Company or their security holders in connection with such change of control, plus the amount of all indebtedness of the Company which is assumed or acquired by any purchaser in connection with a change in control or retired or defeased in connection with such change in control.

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 11. COMMON STOCK, OPTIONS, WARRANTS AND PREFERRED STOCK OUTSTANDING

   On the Effective Date, pursuant to the Plan of Reorganization, the Company issued 30,000,000 shares of New Common Stock and ten-year warrants to purchase 5,294,118 shares of New Common Stock at an exercise price of $22.31 per share in exchange for approximately $1.0 billion in bond indebtedness. The Company also issued 98,510 shares of restricted New Common Stock to the CEO on October 3, 2000, in accordance with his retention bonus and sale bonus agreement. As of October 28, 2000, 30,098,510 shares of New Common Stock were outstanding.

   The 2000 Employee Equity Plan (the "Employee Plan") was also implemented as of the Effective Date. The Employee Plan makes available the granting of options aggregating 5,164,118 shares of New Common Stock. All of the Company's officers and certain employees are eligible to receive options under the Employee Plan. On October 25, 2000, options aggregating 2,080,200 shares were granted to certain officers and employees of the Company. Options for additional shares may be granted by the Board of Directors' Compensation Committee.

   The Company also implemented the 2000 Non-Employee Directors' Plan (the "Directors' Plan") as of the Effective Date. The Directors' Plan makes available to the Company's directors, who are not officers of the Company, options to acquire up to 130,000 shares of New Common Stock. On October 25, 2000, options aggregating 15,000 shares were granted under the Directors' Plan.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") defines a fair value based method of accounting for an employee stock option by which compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A Company may elect to adopt SFAS No. 123 or elect to account for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), by which compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. No compensation expense has been recognized in the accompanying consolidated financial statements relative to the Company's Employee and Directors' Plan because the options were granted at fair value.

   The Company is also authorized to issue 5,000,000 shares of preferred stock. No such shares have been issued.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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


NOTE 13.   SUBSEQUENT EVENT

   On December 5, 2000, the Company announced the signing of a letter of intent to acquire six Grand Union supermarkets from C&S Wholesale Grocers, Inc. ("C&S") which, in turn, is buying the stores from the Grand Union Company, subject to Bankruptcy Court approval. The Company's acquisition of these stores is subject to the

                              PATHMARK STORES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


signing of a definitive agreement with C&S, C&S' consummation of its purchase from Grand Union and various governmental approvals. The six stores are all located in New York and New Jersey. These six stores average 40,000 square feet in space and generated annual sales of approximately $120 million. The Company expects to close the transaction with C&S in the first quarter of fiscal 2001.

                              PATHMARK STORES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   As discussed in Note 1 to the accompanying consolidated financial statements, the Company formally exited from Chapter 11 effective September 19, 2000. For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective September 16, 2000. Fresh-Start Reporting has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. With the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 13 weeks and the 39 weeks ended October 28, 2000, the results of the Predecessor Company and Successor Company have been combined.

RESULTS OF OPERATIONS

   The following table sets forth selected consolidated statements of operations data (in millions):


                                 SUCCESSOR    PREDECESSOR COMBINED  PREDECESSOR |  SUCCESSOR   PREDECESSOR    COMBINED   PREDECESSOR
                                  COMPANY       COMPANY    RESULTS    COMPANY   |   COMPANY      COMPANY      RESULTS      COMPANY
                                  ------      ----------  --------   --------   |  --------     ----------   ----------   ---------
                                  6 WEEKS      7 WEEKS    13 WEEKS    13 WEEKS  |   6 WEEKS     33 WEEKS      39 WEEKS    39 WEEKS
                                   ENDED        ENDED      ENDED       ENDED    |    ENDED        ENDED        ENDED        ENDED
                                  OCTOBER     SEPTEMBER   OCTOBER    OCTOBER 30,|  OCTOBER 28,  SEPTEMBER    OCTOBER 28, OCTOBER 30,
                                  28, 2000    16, 2000    28, 2000      1999    |    2000       16, 2000        2000        1999
                                  --------    ---------   --------   ---------- |  ----------  ----------    ----------  -----------
                                                                                |
Sales .......................     $  437.7    $  499.4    $  937.1    $  924.8  |  $  437.7    $  2,348.2    $  2,785.9   $ 2,742.0
Gross profit ................        122.6       139.7       262.3       261.0  |     122.6         659.7         782.3       780.8
Selling, general and                                                            |
  administrative expenses ...         99.5       121.6       221.1       214.8  |      99.5         550.1         649.6       633.6
Reorganization expenses .....           --         9.2         9.2          --  |        --          19.1          19.1          --
Depreciation and amortization          8.7         9.1        17.8        19.1  |       8.7          47.6          56.3        55.7
Amortization of excess                                                          |
  reorganization value ......         32.1          --        32.1          --  |      32.1            --          32.1          --
Operating earnings (loss) ...        (17.7)       (0.2)      (17.9)       27.1  |     (17.7)         42.9          25.2        91.5
Interest expense ............         (8.8)      (11.3)      (20.1)      (41.0) |      (8.8)        (99.1)       (107.9)     (120.9)
Income tax provision ........         (2.5)         --        (2.5)         --  |      (2.5)         (0.1)         (2.6)         --
Extraordinary items .........           --       331.9       331.9          --  |        --         331.9         331.9          --
Net earnings (loss)..........        (29.0)      320.4       291.4       (13.9) |     (29.0)        275.6         246.6       (29.4)

   SALES:
    Sales in the third quarter of fiscal 2000 were $937.1 million compared to $924.8 million in the prior year, an increase of 1.3%. For the nine-month period of fiscal 2000, sales were $2.8 billion compared to $2.7 billion in the prior year, an increase of 1.6%. The sales increase was primarily due to new stores opened in fiscal 2000. Same store sales decreased 0.5% in the third quarter of fiscal 2000 and were flat for the nine-month period of fiscal 2000. The Company operated 138 and 134 supermarkets at the end of the third quarters of fiscal 2000 and fiscal 1999, respectively.

   GROSS PROFIT:
    Gross profit in the third quarter of fiscal 2000 was $262.3 million or 28.0% of sales compared with $261.0 million or 28.2% of sales in the prior year. For the nine-month period of fiscal 2000, gross profit was $782.3 million or 28.1% of sales compared to $780.8 million or 28.5% for the prior year. The increase in gross profit of $1.3 million for the third quarter of fiscal 2000 compared to the prior year and $1.5 million for the nine-month period of fiscal 2000 compared to the prior year was primarily due to higher sales, offset by higher shrink and promotional expenses. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.6 million in the third quarter of fiscal 2000 compared to $0.4 million in the prior year and a pretax LIFO charge of $1.4 million in the nine-month period of fiscal 2000 compared to $1.2 million in the prior year.

                              PATHMARK STORES, INC.


   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):
    SG&A in the third quarter of fiscal 2000 increased $6.3 million or 3.0% compared to $214.8 million in the prior year and $16.0 million or 2.5% in the nine-month period of fiscal 2000 compared to $633.6 million in the prior year. The increase in SG&A in the third quarter and the nine-month period of fiscal 2000 compared to the prior year was primarily due to higher expenses related to store labor and related benefits. Included in the nine-month periods were gains on the sale of certain real estate of $1.8 million and $0.4 million in fiscal 2000 and fiscal 1999, respectively. As a percentage of sales, SG&A was 23.6% in the third quarter and 23.3% in the nine-month period of fiscal 2000, compared to 23.2% in the third quarter and 23.1% in the nine-month period of fiscal 1999.

   REORGANIZATION EXPENSES:
    Reorganization expenses in the third quarter and the nine-month period of fiscal 2000 were $9.2 million and $19.1 million, respectively. Such items primarily consist of professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization and employee retention bonuses.

   DEPRECIATION AND AMORTIZATION:
    Depreciation and amortization of $17.8 million in the third quarter of fiscal 2000 was $1.3 million lower than the $19.1 million in the prior year primarily due to the impact of lower capital expenditures in fiscal 2000. For the nine-month period of fiscal 2000, depreciation and amortization was $56.3 million compared to $55.7 million in the prior year. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.1 million and $1.0 million in the third quarters of fiscal 2000 and fiscal 1999, respectively, and $2.2 million and $2.6 million in the nine-month periods of fiscal 2000 and fiscal 1999, respectively.

   AMORTIZATION OF EXCESS REORGANIZATION VALUE:
    Excess reorganization value of $833.8 million is being amortized over three years. Amortization expense for the 6 weeks ended October 28, 2000 was $32.1 million.

   OPERATING EARNINGS (LOSS):
    The operating loss in the third quarter of fiscal 2000 was $17.9 million compared to operating earnings in the prior year of $27.1 million. For the nine-month period of fiscal 2000, operating earnings were $25.2 million compared to $91.5 million in the prior year. The decrease in operating earnings in the third quarter and the nine-month period of fiscal 2000 compared to the prior year was due to the amortization of the excess reorganization value and reorganization expenses.

   INTEREST EXPENSE:
    Interest expense was $20.1 million in the third quarter of fiscal 2000 compared to $41.0 million in the prior year and $107.9 million for the nine-month period of fiscal 2000 compared to $120.9 million in the prior year. The decrease in interest expense in the third quarter and the nine-month period of fiscal 2000 compared to the prior year was primarily due to the cancellation of bond indebtedness under the Plan of Reorganization. Interest expense on bond indebtedness, as of July 29, 2000, was accrued through the Petition Date, except for the Senior Subordinated Notes, which was accrued through September 19, 2000; such interest accrual was in accordance with the allocations set forth in the Plan of Reorganization.

   INCOME TAX PROVISION:
    Refer to Note 4 of the consolidated financial statements for information related to the Company's income taxes. During the nine-month period of fiscal 2000, the Company made income tax payments of $0.2 million and received income tax refunds of $0.4 million. During the nine-month period of fiscal 1999, the Company made income tax payments of $0.5 million and received income tax refunds of $0.09 million.

   EXTRAORDINARY ITEMS:
    The extraordinary items of $331.9 million, net of a tax provision of $46.6 million, for the 7 and 33 weeks

                              PATHMARK STORES, INC.


ended September 16, 2000 are comprised of income from the cancellation of debt in connection with the exchange of bond indebtedness and accrued interest for common stock and warrants, as well as income from the reduction of lease liabilities, net of estimated landlord claims, attributable to the rejection of certain leases in connection with the Plan of Reorganization; such income is reduced by the write-off of deferred financing costs related to the former debt. The tax provision of such cancellation of debt income is based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.

   SUMMARY OF OPERATIONS:
    The Company's net earnings in the third quarter of fiscal 2000 were $291.4 million compared to a net loss of $13.9 million for the prior year. For the nine-month period of fiscal 2000, the Company's net earnings were $246.6 million compared to a net loss of $29.4 million in the prior year. The increase in net earnings in the third quarter and nine-month period of fiscal 2000 compared to the prior year was primarily due to the extraordinary items.

   COMPREHENSIVE INCOME (LOSS):
    The Company has no items of comprehensive income (loss) other than net earnings (loss) and, accordingly, the total comprehensive income (loss) is the same as the reported net earnings (loss) for all periods presented.

   EBITDA-FIFO:
    EBITDA-FIFO was $42.0 million and $47.8 million in the third quarters of fiscal 2000 and fiscal 1999, respectively and $135.0 million and $150.9 million for the nine-month period of fiscal 2000 and fiscal 1999, respectively. EBITDA-FIFO represents net earnings before interest, income taxes, depreciation, amortization, reorganization expenses, the gain on sale of real estate and the LIFO charge. While EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt, it should not be construed as an alternative to, or a better indicator of, operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA-FIFO may not be comparable to similarly titled measures reported by other companies.

FINANCIAL CONDITION

   DEBT SERVICE AND LIQUIDITY:
    As a result of the substantial debt reduction resulting from the completion of the Plan of Reorganization on September 19, 2000, the Company's debt service and liquidity have improved significantly compared to the Predecessor Company's financial condition.

   In connection with its financial restructuring plan, the Company received a commitment from The Chase Manhattan Bank for a $75 million DIP Facility in support of the Plan of Reorganization and a $600 million Exit Facility. The DIP Facility enabled the Company to continue normal business operations during the restructuring proceedings. The Exit Facility, which closed on September 19, 2000, was used to repay in full the former credit agreement and the DIP Facility, pay expenses of the Plan of Reorganization and provide liquidity for post-reorganization operations.

   The Exit Facility includes a New Term Loan of $425 million and a New Working Capital Facility of $175 million and bears interest at floating rates, ranging from LIBOR plus 3% to LIBOR plus 4%. The Company is required to repay a portion of its borrowings under the New Term Loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the New Working Capital Facility, which expires on July 15, 2005, the Company can borrow an amount up to $175 million, including a maximum of $125 million in letters of credit. At October 28, 2000 and December 6, 2000, no borrowings have been made under the New Working Capital Facility. Letters of credit of $36.1 million and $35.4 million were outstanding at October 28, 2000 and December 6, 2000, respectively. The Company's liquidity also included marketable securities of $46.4 million and $54.0 million at October 28, 2000 and December 6, 2000, respectively.

                              PATHMARK STORES, INC.

   The Exit Facility restricts, among other things, the payment of cash dividends and the redemption of common stock. Other provisions of the Exit Facility limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including maximum leverage, minimum interest coverage and minimum cash flow. The Company was in compliance with all covenants under the Exit Facility at October 28, 2000.

   The principal payments of the New Term Loan are as follows (in millions):

             Fiscal Years                   Principal Payments
             ------------                   ------------------
               2000......................       $  3.6
               2001......................         10.4
               2002......................         16.6
               2003......................         26.0
               2004......................         44.8
               2005......................        102.4
               2006......................        147.5
               2007......................         73.7
                                                ------
               Total.....................       $425.0
                                                ======

   CAPITAL EXPENDITURES:
    Capital expenditures in the third quarter of fiscal 2000, including property acquired under capital leases, were $11.1 million compared to $24.5 million in the prior year and in the nine-month period of fiscal 2000 were $48.9 million compared to $72.2 million in the prior year. During the nine-month period of fiscal 2000, the Company opened four new stores, including one replacement store and renovated nine stores. During the remainder of fiscal 2000, the Company expects to complete an additional 12 renovations. Capital expenditures for fiscal 2000, including property to be acquired under capital leases, are estimated to be $70 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the New Working Capital Facility, its marketable securities and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

   CASH FLOWS:
    The following table sets forth certain consolidated statements of cash flows data (in thousands):

                                        SUCCESSOR   PREDECESSOR   COMBINED    |  PREDECESSOR
                                         COMPANY      COMPANY     RESULTS     |   COMPANY
                                        -----------  ---------   -----------  |  -----------
                                         6 WEEKS     33 WEEKS     39 WEEKS    |   39 WEEKS
                                          ENDED        ENDED       ENDED      |   ENDED
                                        OCTOBER 28, SEPTEMBER 16, OCTOBER 28, |  OCTOBER 30,
                                           2000        2000         2000      |    1999
                                        -----------  ---------   -----------  |  -----------
                                                                              |
Cash provided by (used for) operating                                         |
  activities..........................     $(8,406)   $25,374   $16,968       |  $ 4,606
Cash (used for) investing activities..      (2,407)   (14,755)  (17,162)      |  (36,371)
Cash provided by (used for) financing                                         |
  activities..........................      (4,134)    47,693    43,559       |   32,756

    Cash provided by operating activities was $17.0 million in the nine-month period of fiscal 2000 compared to $4.6 million in the prior year. The increase in cash flow from operating activities was primarily due to the reduction in cash interest paid due to the Plan of Reorganization, partially offset by the decrease in cash used for other operating assets and liabilities. Cash used for investing activities was $17.2 million in the nine-month period of fiscal 2000 compared to $36.4 million in the prior year. The decrease in cash flow from investing activities was primarily due to a decrease in expenditures for property and equipment and an increase in proceeds from property sales or disposals. Cash provided by financing activities was $43.6 million in the nine-month period of fiscal 2000 compared to $32.8 million in the prior year. The increase in cash flow from financing activities was primarily due to the impact of the Plan of Reorganization.

                              PATHMARK STORES, INC.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), an amendment of SFAS No. 133. The Company has determined that the adoption of SFAS No. 133 and SFAS No. 138 will not affect its financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, and is effective for the Company in its quarter ending February 3, 2001. The Company believes that SAB No. 101 will not affect its financial position or results of operations.

FORWARD-LOOKING INFORMATION

   This report contains certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to, competitive practices, including store openings and remodels, and pricing and promotional activity in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs of other legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; availability and terms of financing; supply or quality control problems with the Company's vendors and changes in economic conditions which affect the spending patterns of the Company's customers.

   For additional information about the Company and its various risk factors, see the Company's Amendment No. 1 to Form S-1 as filed with the SEC on October 19, 2000 and other documents as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its New Term Loan and borrowing activities under the New Working Capital Facility. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

                              PATHMARK STORES, INC.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   As previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 29, 2000, on December 16, 1999, Koninklijke Ahold, N.V. ("Ahold") terminated the Merger Agreement dated March 9, 1999 by and among Ahold, an affiliate of Ahold, and the Company (the "Merger Agreement"), claiming that despite its best efforts, it could not obtain necessary antitrust clearance from government regulators. That same day, Ahold filed a complaint in the Supreme Court, State of New York, County of New York (the "Court"), against the Company seeking a declaratory judgment that Ahold had used its "best efforts" under the Merger Agreement. On January 18, 2000, the Company filed its Answer and Counterclaims, denying Ahold's assertion that it used its best efforts to consummate the Merger Agreement. Additionally, the Company asserted counterclaims against Ahold for (i) breach of contract by failure to use best efforts; (ii) breach of the covenant of good faith and fair dealing; and (iii) unfair competition. The Company has requested compensatory damages in an unspecified amount.

   On February 7, 2000, Ahold answered the Company's counterclaims and denied the allegations contained therein and filed an Amended Complaint seeking declarations that (i) the "best efforts" clause in the Merger Agreement is unenforceable; (ii) the "best efforts" clause is enforceable and Ahold did not breach that clause; and (iii) Ahold properly terminated the Company's Merger Agreement. Additionally, Ahold alleged that the Company breached the "best efforts" clause of the Company's Merger Agreement and has requested compensatory damages in an unspecified amount. The Company filed its amended answer and the amended complaint and amended counterclaims on February 27, 2000.

   In April 2000, the Company filed a motion seeking partial summary judgment in its favor on Ahold's claim for a declaratory judgment that the "best efforts" provisions in the Merger Agreement are unenforceable. Ahold opposed the motion and cross moved for summary judgment on the same claim. On December 6, 2000, the Court indicated that it intended to enter an order granting Ahold's motion for partial summary judgment regarding the Company's counterclaim alleging that Ahold had failed to comply with the "best efforts" provision of the Merger Agreement. If such an order is entered, the Company intends to take all appropriate action to have that order vacated through either a motion for reconsideration filed with the Court or an appeal to the New York State Supreme Court, Appellate Division. Notwithstanding the Court's order, the Company has two viable counterclaims against Ahold that it intends to pursue.

ITEM 2. CHANGE IN SECURITIES

   On September 19, 2000, the Company consummated its plan of reorganization (the "Plan of Reorganization"). In connection with the Plan of Reorganization, the Company canceled its former bond indebtedness, common stock and preferred stock. There are 100,000,000 shares of common stock authorized under the Company's Certificate of Incorporation. Of such authorized shares, 30,000,000 shares have been distributed to the holders of the former bond indebtedness and 98,510 shares have been issued to the Chief Executive Officer. In addition, the Company also issued warrants to purchase 5,294,118 shares of common stock, with an exercise price of $22.31 per share.

ITEM 5. OTHER INFORMATION

   The Company's common stock and warrants are currently trading on the Nasdaq Stock Market under the ticker symbols "PTMK" AND "PTMKW", respectively.

                              PATHMARK STORES, INC.


ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (a)   EXHIBITS:

        Exhibit 27-1 Financial Data Schedule, for the 6 weeks ended October 28, 2000.
        Exhibit 27-2 Financial Data Schedule, for the 33 weeks ended September 16, 2000.

        (b) REPORT ON FORM 8-K: A current report on Form 8-K, dated September 22, 2000, relating to the confirmation of the Company's Plan of Reorganization, was filed during the quarter ended October 28, 2000.

                              PATHMARK STORES, INC.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PATHMARK STORES, INC.





                                    BY        /s/ FRANK VITRANO
                                         ---------------------------------------
                                               (FRANK VITRANO)
                                         EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER




                                    BY        /s/ JOSEPH ADELHARDT
                                         ---------------------------------------
                                                 (JOSEPH ADELHARDT)
                                          SENIOR VICE PRESIDENT AND CONTROLLER,
                                               CHIEF ACCOUNTING OFFICER







DATE:  December 12, 2000