Form 10-K405
period 2001-02-03
PATHMARK STORES INC
filed 2001-05-03
CIK 95585

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

  FOR THE FISCAL YEAR ENDED                              COMMISSION FILE NUMBER
       FEBRUARY 3, 2001                                          1-5287

                            ------------------------

                              PATHMARK STORES, INC.
             ------------------------------------------------------
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

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.01 per share
                        Warrants to purchase Common Stock

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes /X/                               No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                            No /X/


    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                Yes /X/                               No / /

    As of April 16, 2001, 30,098,510 shares of the Common Stock were issued and outstanding. The aggregate market value of the Common Stock as of April 16, 2001 (based upon the last reported sale price of the Common Stock by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by affiliates, was $324,107,245. Excluded are shares of Common Stock held by each executive officer and director and by each person known to the registrant who individually owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    Documents incorporated by reference: Part III of this Annual Report on Form 10-K incorporates by reference information to the extent specific sections are referred to herein from the Proxy Statement for its Annual Meeting to be held on June 14, 2001 (the "2001 Proxy Statement").

================================================================================

FORWARD-LOOKING INFORMATION

    This report and documents incorporated herein by reference contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to, competitive practices, including store openings and renovations, and pricing and promotional activity in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its associates and the terms of future collective bargaining agreements; the costs of other legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; availability and terms of financing; supply or quality control problems with the Company's vendors and changes in economic conditions which affect the spending patterns of the Company's customers. Such forward-looking statements can be identified by the use of words like "believes", "expects", "plans", "may", "will", "should", "anticipates", or similar expressions, as well as discussions of strategy. A more detailed description of some of the risk factors is set forth in Exhibit 99.1 filed herewith.

                                     PART I

ITEM 1.   BUSINESS*

GENERAL

    Pathmark Stores, Inc. was incorporated in Delaware in 1987 and is the successor by merger to a business established in 1966. Its principal executive offices are located at 200 Milik Street, Carteret, NJ 07008 (telephone: (732) 499-3000). Unless the context indicates otherwise, the terms "Company" and "Pathmark", as used in this report, mean Pathmark Stores, Inc. and its consolidated subsidiaries.

    On July 12, 2000 (the "Petition Date"), Pathmark and its then three parent entities, PTK Holdings, Inc. ("PTK"), Supermarkets General Holdings Corporation ("Holdings") and SMG-II Holdings Corporation ("SMG-II"), filed a prepackaged plan of reorganization (the "Plan of Reorganization") in the U.S. Bankruptcy Court in Delaware (the "Court"). As of the Plan Effective Date, as defined below, the Company was in arrears with respect to interest on its senior subordinated notes in the amount of $37.6 million, on its subordinated notes in the amount of $13.4 million, on its subordinated debentures in the amount of $6.9 million, and on its junior subordinated notes in the amount of $16.9 million (collectively the "Subordinated Debt"). During the pendency of the bankruptcy case, the Company continued to manage its affairs and operate its business as a debtor-in-possession. On September 7, 2000, the Court entered an order confirming the Plan of Reorganization, which became effective on September 19, 2000 (the "Plan Effective Date"), at which time the Company formally exited Chapter 11. As part of the Plan of Reorganization, all Subordinated Debt in the amount of approximately $1 billion was canceled and the holders of such Subordinated Debt received 100% of the outstanding common stock of the reorganized Company (the "Common Stock") and warrants to purchase an additional 15% of the Common Stock (the "Warrants"). Additionally, as part of the Plan of Reorganization, (a) PTK merged with Pathmark, with Pathmark being the surviving entity; (b) immediately thereafter Holdings merged with Pathmark, with Pathmark being the surviving entity; and (c) immediately thereafter, SMG-II merged with Pathmark, with Pathmark being the surviving entity, on the Plan Effective Date.

    On the Plan Effective Date, the Company entered into a credit agreement with a group of lenders led by The Chase Manhattan Bank (the "Exit Facility"). The Exit Facility includes a $425.0 million term loan (the "Term Loan") and a $175.0 million working capital facility (the "Working Capital Facility"). The Exit Facility bears interest at floating rates, ranging from LIBOR plus 3% to LIBOR plus 4%. The Company is required to repay a portion of its borrowing under the Term Loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the Working Capital Facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit.

    The Exit Facility was used to repay in full the former bank credit agreement and the debtor-in-possession revolving credit agreement the Company had entered into in support of the Plan of Reorganization (the "DIP Facility") and will be used to provide liquidity for the Company's operations going forward.

    On March 3, 2001, the Company purchased six former Grand Union supermarkets from C&S Wholesale Grocers, Inc. ("C&S") for $15.2 million, excluding merchandise inventory.

OVERVIEW

    As of February 3, 2001, Pathmark operated 138 supermarkets in the New York, New Jersey and Philadelphia metropolitan areas. These areas are densely populated, diverse and contain over 10% of the population in the United States. All Pathmark supermarkets are located within 100 miles of our corporate offices in Carteret, New Jersey.

----------
* Unless otherwise indicated, all information in Item 1 is given as of February 3, 2001.

STORES

    The Company provides "one-stop" shopping with a wider assortment of foods and general merchandise than most other supermarkets, which allows the Company flexibility to respond to changing customer needs by varying and enhancing merchandise selection. Pathmark supermarkets average 52,500 total square feet in size and are significantly larger than the typical supermarket.


                   TOTAL SQUARE FEET                  NUMBER OF STORES
                   -----------------                  ----------------
                   Greater than 60,000..............          18
                   55,001 - 60,000..................          41
                   50,001 - 55,000..................          36
                   45,001 - 50,000..................          22
                   40,001 - 45,000..................          11
                   Less than 40,000.................          10
                                                             ---
                   Total............................         138
                                                             ===


    Pathmark pioneered the development of the "Super Center" in the northeast, opening its first Super Center in 1977. Super Centers incorporate a service center, pharmacy and expanded non-foods into the supermarket. Pathmark is one of the leading fillers of prescriptions in our trade area with 131 in-store pharmacies. Pathmark also has 97 in-store bank branches.

    Additionally, the Company's stores are highly productive. The average Pathmark supermarket generated approximately $28.0 million in sales per unit, and its sales per selling square foot was $716 - both measures are among the highest in the industry.

MERCHANDISING

    Merchandising is customer focused at Pathmark. The Company conducts ongoing and special customer research. These include customer surveys and focus groups. Information from this research helps shape marketing programs. One such customer-focused program, the Pathmark Advantage Card ("PAC"), was introduced in August 2000. This program allows Pathmark to better understand customer purchase patterns and develop targeted programs to loyal customers and others. Additionally, Pathmark has created a website (www.pathmark.com) which offers promotional discounts and assorted on-line services.

    Pathmark has a large variety of private label products under the name "Pathmark." Over 3000 Pathmark label products are available to customers which provide substantial value to our customers. A new, updated package for the entire line of private label was substantially completed in fiscal 2000. Pathmark also provides approximately 500 "Big Deal" items, which are large pack-sized merchandise at prices competitive with club stores.

    As part of its marketing strategy, Pathmark emphasizes value through its competitive pricing and weekly sales and promotions, supported by extensive advertising. The Company's advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers and ad flyers distributed in stores, and on radio. In addition, the Company has implemented extensive niche marketing programs to better serve our customers throughout our ethnically diverse trade area.

    Pathmark has implemented "category management" throughout the buying and merchandising departments, which allows for more focused business development. By working with vendors using category management, Pathmark is able to create more responsive and flexible merchandising programs.

CAPITAL PROGRAMS

    Pathmark spent $66.4 million of capital in fiscal 2000 which included the opening of four new stores, one of which was a replacement location, and 19 renovations. Keeping stores fresh and up-to-date is critically important - thus our goal is that each store should be renovated every five years. At the close of fiscal 2000, 74% of our stores were either new or had a renovation in the last five years.

    For fiscal 2001, Pathmark plans a major capital initiative of $150.0 million (including capital leases). The Company expects to open nine new stores, including six former Grand Unions. Five of these opened in the first quarter, the sixth will open later this year after the completion of a major enlargement and renovation to the store. One of the remaining three new stores will be a replacement store.

    All of the new stores will be within Pathmark's current trade area. The Company has identified an additional 50 potential locations for new Pathmark stores within this 100 mile area. By opening stores in the current trade area, the Company believes it can achieve additional operating economies and other benefits.

    The store renovation program for fiscal 2001 includes 35 renovations, the largest number in any one year for the Company. Completion of this program would result in 86% of Pathmark's stores being new or renovated over the last five years.

    In fiscal 2001, the Company will begin to upgrade its technology infrastructure, including its wide area and local area networks. In addition, critical business applications, including merchandising and financial systems, will begin to be replaced. The merchandising initiatives, which will be a two-year project, includes a new category management and pricing system, which will improve SKU rationalization and margins. We also plan to implement new store level systems, including a new scale management system, and are testing self-checkout front-end equipment.

    The various system initiatives were incorporated as part of a new five year outsourcing agreement with International Business Machines Corporation, which currently provides the Company's data center and information systems functions, as well as business applications and systems development.

OPERATING EFFICIENCIES

    The Company continuously evaluates its operations for ways to improve costs while not compromising customer service. Pathmark's "best ball" approach identifies best practices in use in certain stores and implements these practices throughout all stores.

    Pathmark is currently implementing a "focus store" program which identifies opportunity stores and then develops a profit improvement program with senior management input. The plan is then monitored and revised, as necessary, on a regular basis.

DISTRIBUTION

    Pathmark has outsourced a major portion of its distribution and trucking functions. This approach allows the Company to fully focus on its customers and stores. The Company's grocery, frozen and perishable requirements are supplied pursuant to a long-term agreement with C&S. Pathmark's pharmacy merchandise is supplied from a pharmaceutical wholesaler. The Company's general merchandise, health and beauty care and tobacco products are supplied from the Company's 290,000 square foot, leased facility in Edison, New Jersey. All of the Company's stores are within 100 miles of these distribution facilities.

COMPETITION

    The supermarket business is highly competitive. The Company's earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product acquisition and distribution, and cost-effective store operations. Our main competitors are national, regional and local supermarkets, club stores, drug stores, convenience stores, discount merchandisers, and other local retailers in the area served. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service.

TRADE NAMES, SERVICE MARKS, TRADEMARKS AND REGULATION

    The Company has registered a variety of trade names, service marks and trademarks with the United States Patent and Trademark Office, each for an initial period of 20 years, renewable for as long as the use thereof continues. The Company considers its service marks to be of material importance to its business and actively defends and enforces such service marks.

    The Company's food and drug business requires it to hold various licenses and to register certain of its facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, we are obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of our licenses or registrations. In addition, most of our licenses require periodic renewals. The Company has experienced no material difficulties with respect to obtaining, effecting or retaining its licenses and registrations.

EMPLOYEES

    As of February 3, 2001, the Company employed approximately 28,000 people, of whom approximately 19,000 were employed on a part-time basis. Approximately 85% of our associates are covered by 15 collective bargaining agreements (typically having three or four year terms) negotiated with 13 different local unions. During fiscal 2001, six contracts, covering approximately 9,900 associates, will expire. The Company does not anticipate any difficulty in renegotiating these contracts. The Company believes that its relationship with its associates is generally satisfactory.

ITEM 2.   PROPERTIES*

    As of February 3, 2001, the Company operated 138 supermarkets primarily in the densely populated New York, New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States. These supermarkets are located in New York, New Jersey, Pennsylvania and Delaware.

    The Company's 138 supermarkets have an aggregate selling area of approximately 5.3 million square feet. Sixteen of the supermarkets are owned and the remaining 122 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Thirty-five leases will expire through fiscal 2005 and there are options to renew 34 of them. A new store is under construction to replace the 35th store.

    The Company leases its corporate headquarters in Carteret, New Jersey in premises totaling approximately 150,000 square feet in size.

    All of the owned facilities are subject to mortgages. The Company plans to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale/leaseback or mortgage transactions with respect to owned properties if we believe such transactions are financially advantageous.

    The Company continues to operate a 290,000 square foot leased general merchandise, health and beauty care products and tobacco distribution center in Edison, New Jersey, which opened in 1980.

ITEM 3.   LEGAL PROCEEDINGS

   WOLFSON LITIGATION:

    As previously disclosed in our 1999 Annual Report on Form 10-K, the Company and the former directors of Holdings are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit filed on March 9, 1999, in the court of Chancery of the State of Delaware (the "Chancery Court") entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the plaintiff alleged, among other things, that the directors of Holdings and SMG-II breached their fiduciary duties to the holders of the Holdings cumulative exchangeable redeemable preferred stock (the "Exchangeable Preferred Stock") in connection with the proposed acquisition by Ahold Acquisition, Inc. (the "Purchaser"), a subsidiary of Royal Ahold N.V., ("Ahold") of the Company. The plaintiff (by his counsel) entered into a Settlement Agreement, dated June 9, 1999 (the "Settlement Agreement"), with the Defendants (by their counsel) pursuant to which the parties agreed to settle the Action.

----------
* Unless otherwise indicated, all information in Item 2 is given as of February 3, 2001.

    The Settlement Agreement provides for, among other things, the certification of the Action as a class action under the rules of the Chancery Court, which class would consist of all holders of the Exchangeable Preferred Stock from and including March 9, 1999 (the "Class") through and including the consummation of the SMG-II merger (the merger of the Purchaser with and into SMG-II) (the "SMG-II Merger") or, if the SMG-II Merger failed to close, the stock purchase pursuant to the Stock Purchase Agreement, dated March 9, 1999, by and among the Purchaser, SMG-II and PTK (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the Defendants agreed, subject to Final Court Approval (as defined below), that the Purchaser increase its tender offer price to $40.25 per share of Exchangeable Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to plaintiff's counsel by the Chancery Court divided by the total number of outstanding shares of Exchangeable Preferred Stock (the "New Offer Price"). Plaintiff's counsel applied to the Chancery Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Exchangeable Preferred Stock.

    The Settlement Agreement also provided among other things, that any of the Defendants shall have the right to withdraw from the proposed settlement in the event that (i) any claims related to the SMG-II Merger, the Alternative Transaction, or the subject matter of the Action are commenced by any member of the Class against any Defendants or certain others employed by, affiliated with, or retained by the Defendants in any court prior to Final Court Approval of the settlement, and the court in which such claims are pending denies Defendants' application to dismiss or stay such action in contemplation of dismissal, or (ii) any of the other conditions to the consummation of the settlement described below shall not have been satisfied. The consummation of the settlement is subject to (i) Final Court Approval of the settlement; (ii) dismissal of the Action by the Chancery Court with prejudice and without awarding fees or costs to any party; and (iii) the Purchaser closing (A) its tender offer and the SMG-II Merger, or (B) the Alternative Transaction.

    After notice and a hearing, on July 22, 1999, the Chancery Court approved the settlement and the fee application of the plaintiff's attorneys. As of August 23, 1999, all applicable appeal periods expired, thus constituting "Final Court Approval." As a result of the settlement, the New Offer Price was $39.85 per share of Exchangeable Preferred Stock. However, on December 16, 1999, Purchaser and Ahold terminated the SMG-II Merger Agreement. On January 5, 2000, plaintiff moved to enforce the Settlement Agreement against the Purchaser, which motion was denied on January 23, 2001. While the Action remains on file and has not been dismissed, the Company believes that the claims raised in the complaint are moot and should be dismissed.

   AHOLD LITIGATION:

    On December 16, 1999, Ahold filed a complaint in the Supreme Court, State of New York, County of New York (the "Supreme Court"), against the Company seeking a declaratory judgment that Ahold had used its "best efforts" under the Merger Agreement. On January 18, 2000, the Company filed its answer and counterclaims, denying Ahold's assertion that it used its best efforts to consummate the Merger Agreement. Additionally, the Company asserted counterclaims against Ahold for (i) breach of contract by failure to use best efforts; (ii) breach of the covenant of good faith and fair dealing; and
(iii) unfair competition. The Company has requested compensatory damages in an unspecified amount.

    On February 7, 2000, Ahold answered the Company's counterclaims and denied the allegations contained therein and filed an amended complaint seeking declarations that (i) the "best efforts" clause in the Merger Agreement is unenforceable; (ii) the "best efforts" clause is enforceable and Ahold did not breach that clause; and (iii) Ahold properly terminated the Company's Merger Agreement. Additionally, Ahold alleged that the Company breached the "best efforts" clause of the Company's Merger Agreement and has requested compensatory damages in an unspecified amount. The Company filed its amended answer, amended complaint and amended counterclaims on February 27, 2000.

    In April 2000, the Company filed a motion seeking partial summary judgment in its favor on Ahold's claim for a declaratory judgment that the "best efforts" provisions in the Merger Agreement are unenforceable. Ahold opposed the motion and cross moved for summary judgment on the same claim. In December 2000, the Supreme Court entered an order granting Ahold's motion for partial summary judgment regarding the Company's counterclaim alleging that Ahold had failed to comply with the "best efforts" provision of the Merger Agreement. The Company has filed a motion for reconsideration with the Supreme Court seeking to vacate the order. Notwithstanding the Supreme Court's order, the Company has two viable counterclaims against Ahold that it intends to pursue.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age as of April 15, 2001, principal occupation or employment at the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of the executive officers of the Company, all of whom are citizens of the United States and serve at the discretion of the Board of Directors of the Company. The executive officers of the Company listed below were elected to office for an indefinite period of time. No family relationship exists between any executive officer and any other executive officer or director of the Company.


                                                                                                          OFFICER OF THE
     NAME                     AGE                            POSITIONS AND OFFICE                          COMPANY SINCE
     ----                     ---                            --------------------                          -------------

James L. Donald               47    Chairman, President and Chief Executive Officer since October 1996;         1996
                                    President of the Eastern Division of Safeway, Inc. prior thereto.(1)

Robert J. Joyce               55    Executive Vice President - Administration since January 2000; Senior        1989
                                    Vice President - Administration (from October 1996 to January 2000);
                                    Executive Vice President - Operations prior thereto. Mr. Joyce joined the Company in 1963.

Eileen R. Scott               48    Executive Vice President, Marketing and Distribution (since January         1998
                                    1998); Vice President, Non-Foods Merchandising and Pharmacy prior thereto. Ms. Scott joined the Company in 1969.

Frank G. Vitrano              45    Executive Vice President, Chief Financial Officer and Treasurer since       1995
                                    January 2000; Senior Vice President, Chief Financial Officer and
                                    Treasurer from September 1998 to January 2000; Vice President and
                                    Treasurer from December 1996 to September 1998; Treasurer prior thereto. Mr. Vitrano joined the Company in 1972.(1)

Joseph W. Adelhardt           54    Senior Vice President and Controller. Mr. Adelhardt joined the              1997
                                    Company in 1976.

Harvey M. Gutman              55    Senior Vice President - Retail Development. Mr. Gutman joined the           1990
                                    Company in 1976.

Marc A. Strassler             52    Senior Vice President, Secretary and General Counsel since May 1998;        1987
                                    Vice President, Secretary and General Counsel prior thereto. Mr.
                                    Strassler joined the Company in 1974.

Myron D. Waxberg              67    Vice President and General Counsel - Real Estate. Mr. Waxberg joined        1991
                                    the Company in 1976.

-------------
(1) Member of the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company consummated the Plan of Reorganization on the Plan Effective Date. Pursuant to the terms of the Plan of Reorganization, as of the Plan Effective Date, former holders of the Company's Subordinated Debt received 30.0 million shares of Common Stock (representing 100% of the opening Common Stock) and Warrants to purchase up to 5,294,118 shares of Common Stock. The Warrants have a term of ten years from the Plan Effective Date and an exercise price of $22.31. The Company relied on 1145(a) of the United States Bankruptcy Code to exempt from registration under the Securities Act of 1933 and any applicable state securities laws, the offer of its Common Stock and Warrants pursuant to the Plan of Reorganization to the then holders of Subordinated Debt in exchange for their claims approximating $1.0 billion.

   MARKET FOR COMMON STOCK:

    The Common Stock and Warrants are currently trading on the Nasdaq National Market under the ticker symbols "PTMK" and "PTMKW", respectively. The following table represents the high and low closing sales prices for the Common Stock for each quarter since the Common Stock began to be publicly traded, as reported by the Nasdaq National Market. Prior to the Plan Effective Date, the Common Stock was privately held.


                                                              HIGH                  LOW
                                                              ----                  ---
         Fiscal 2000:
              3rd quarter (a).......................        $14.500               $11.625
              4th quarter...........................        $17.250               $13.875

          -------
         (a)  Commencing on September 28, 2000

   HOLDERS OF RECORD:

    As of April 18, 2001, there were 49 holders of record of the Company's Common Stock.

   DIVIDENDS:

    The payment of dividends to the holders of Common Stock is prohibited under the Exit Facility. Subsequent to the Plan Effective Date, the Company paid no cash dividends to its stockholders and does not currently anticipate paying cash dividends during fiscal 2001.

ITEM 6.  SELECTED FINANCIAL DATA

                              PATHMARK STORES, INC.
                 SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

    The consolidated statements of operations data and balance sheet data presented below were derived from the Company's audited consolidated financial statements, of which the 20 weeks ended February 3, 2001, the 33 weeks ended September 16, 2000, the 52 weeks ended January 29, 2000 and the 52 weeks ended January 30, 1999, together with the report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. You should read the selected historical consolidated financial data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere herein.


                                                   SUCCESSOR
                                                   COMPANY(a)                     PREDECESSOR COMPANY(a)
                                                   -----------  ----------------------------------------------------------

                                                    20 WEEKS     33 WEEKS    52 WEEKS     52 WEEKS   52 WEEKS    52 WEEKS
                                                      ENDED        ENDED       ENDED        ENDED      ENDED       ENDED
                                                   FEBRUARY 3, SEPTEMBER 16, JANUARY 29, JANUARY 30, JANUARY 31, FEBRUARY 1,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               2001         2000        2000         1999       1998        1997
                                                   -----------  ----------  ----------  ----------  ----------  ----------

STATEMENTS OF OPERATIONS DATA:
Sales ..........................................   $   1,493.7  $  2,348.2  $  3,698.1  $  3,655.2  $  3,696.0  $  3,711.0
Cost of sales ..................................      (1,072.6)   (1,688.5)   (2,639.4)   (2,612.0)   (2,652.0)   (2,619.3)
                                                   -----------  ----------  ----------  ----------  ----------  ----------

Gross profit ...................................         421.1       659.7     1,058.7     1,043.2     1,044.0     1,091.7
Selling, general and administrative expenses ...        (339.5)     (550.1)     (850.7)     (832.9)     (840.9)     (857.4)
Depreciation and amortization (b) ..............         (25.7)      (47.6)      (74.7)      (77.0)      (83.6)      (89.2)
Reorganization income (expenses), net (c) ......           7.4        (0.9)       --          --          --          (9.1)
Amortization of excess reorganization value (d)          (98.4)       --          --          --          --          --
Lease commitment charge (e) ....................          --          --          --          --          --          (8.8)
                                                   -----------  ----------  ----------  ----------  ----------  ----------

Operating earnings (loss) ......................         (35.1)       61.1       133.3       133.3       119.5       127.2
Interest expense, net (f) ......................         (27.7)      (99.1)     (163.1)     (161.3)     (166.8)     (164.1)
                                                   -----------  ----------  ----------  ----------  ----------  ----------

Loss before income taxes and extraordinary items         (62.8)      (38.0)      (29.8)      (28.0)      (47.3)      (36.9)
Income tax benefit (provision) .................         (14.7)       (0.1)       (2.1)       (1.7)       (2.2)       17.7
                                                   -----------  ----------  ----------  ----------  ----------  ----------

Loss before extraordinary items ................         (77.5)      (38.1)      (31.9)      (29.7)      (49.5)      (19.2)
Extraordinary items, net of tax (g) ............          --         313.7        --          --          (7.5)       (1.0)
                                                   -----------  ----------  ----------  ----------  ----------  ----------

Net earnings (loss) ............................   $     (77.5) $    275.6  $    (31.9) $    (29.7) $    (57.0) $    (20.2)
                                                   ===========  ==========  ==========  ==========  ==========  ==========

Net loss per share - basic and diluted (h) .....   $     (2.58)
                                                   ===========


BALANCE SHEET DATA:
Total assets ...................................   $   1,725.4              $    843.2  $    826.5  $    906.5  $  1,015.3
Long-term debt .................................         441.2                 1,264.1     1,258.5     1,208.3     1,213.1
Long-term lease obligations ....................         177.2                   173.3       160.8       170.5       175.6
Total debt, including lease obligations ........         647.9                 1,541.6     1,457.2     1,446.7     1,486.3
Exchangeable preferred stock and
   accrued dividends ...........................          --                     235.8       216.7       197.6       178.5
Stockholders' equity (deficiency) ..............         589.0                (1,434.4)   (1,383.8)   (1,335.4)   (1,259.4)




                        See notes on the following page.
                                       10

                              PATHMARK STORES, INC.
             NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS


(a) Pathmark completed its Plan of Reorganization and formally exited Chapter 11 on September 19, 2000, the Plan Effective Date. As a result, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Plan Effective Date have been designated "Predecessor Company" and the periods subsequent to the Plan Effective Date have been designated "Successor Company" with September 16, 2000, the Saturday nearest the Plan Effective Date, utilized for the accounting closing date related to the Predecessor Company financial statements. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of the Plan of Reorganization, the results of operations and balance sheets of the Predecessor Company and Successor Company are not comparable.

      Pursuant to the Plan of Reorganization, which became effective September 19, 2000, the Company's direct and indirect parent companies merged with the Company, which became the surviving entity. Such mergers are being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly the historical financial information of the Predecessor Company presented herein reflects the financial position and results of operations of the combined entity.

(b) During fiscal 1996, the Company's depreciation and amortization included a $5.0 million pretax charge to write down certain fixed assets held for sale to their estimated net realizable values.

(c) Reorganization income of $7.4 million for the 20 weeks ended February 3, 2001 is comprised of a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims. Reorganization expenses of $0.9 million for the 33 weeks ended September 16, 2000 are comprised of $19.1 million of employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization, net of a gain of $18.2 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases. During fiscal 1996, the Company recorded a pretax charge of $9.1 million for reorganization and restructuring costs related to its administrative operations.

(d) The excess reorganization value of $798.0 million, resulting from Fresh-Start Reporting, is being amortized over three years.

(e) During fiscal 1996, the Company recorded a pretax charge of $8.8 million related to unfavorable lease commitments of certain unprofitable stores in the Company's southern region.

(f) As a result of the Company's Chapter 11 filing on July 12, 2000, the Petition Date, no principal or interest payments were made on or after the Petition Date on the Company's Subordinated Debt. Accordingly, no interest expense for such Subordinated Debt has been accrued on or after the Petition Date.

(g) The extraordinary items of $313.7 million, net of a tax provision of $46.6 million, for the 33 weeks ended September 16, 2000 are comprised of income from the cancellation of debt related to the exchange of Subordinated Debt and accrued interest for Common Stock and Warrants; such income is reduced by the write-off of deferred financing costs related to the former bank credit facility and Subordinated Debt. Since the realization of such income occurred under the Bankruptcy Code, the Company will not recognize income from the cancellation of debt for tax purposes, but will instead reduce tax attributes after the end of the current tax year. The Company anticipates that it will first elect to reduce the basis of its depreciable property and, with the remaining income from the cancellation of debt, reduce its net operating loss tax carryforwards. The tax provision related to the extraordinary items is based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets. During fiscal 1997 and fiscal 1996, respectively, the Company recorded extraordinary items related to the early extinguishment of debt of $7.5 million and $1.0 million, respectively, net of tax.

(h) The weighted average shares outstanding for both basic and diluted loss per share for the 20 weeks ended February 3, 2001 were 30.0 million shares. Restricted Common Stock of 98,510 shares were excluded from the calculation of basic loss per share as such shares do not vest until the first anniversary of the Plan Effective Date. All stock options, Warrants and restricted Common Stock were excluded from the computation of the Company's diluted loss per share because their effect would have been anti-dilutive. Net earnings (loss) per share data is not presented for the Predecessor Company due to the significant change in the Company's capital structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company formally exited from Chapter 11 effective September 19, 2000. For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective September 16, 2000, the Saturday nearest the Plan Effective Date. Fresh-Start Reporting has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. With the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Plan Effective Date have been designated "Predecessor Company" and the periods subsequent to the Plan Effective Date have been designated "Successor Company". The results of the Predecessor Company and Successor Company have been combined for the 53 weeks ended February 3, 2001 ("fiscal 2000") since separate discussions of the 33 weeks ended September 16, 2000 and the 20 weeks ended February 3, 2001 are not meaningful in terms of their operating results or comparisons to the prior year.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated statements of operations data (in millions):


                                                                  FISCAL YEAR
                                                     --------------------------------------
                                                        2000          1999          1998
                                                     ----------    ----------    ----------
Sales ..........................................     $  3,841.9    $  3,698.1    $  3,655.2
                                                     ==========    ==========    ==========

Gross profit ...................................     $  1,080.8    $  1,058.7    $  1,043.2
Selling, general and administrative expenses ...         (889.6)       (850.7)       (832.9)
Depreciation and amortization ..................          (73.3)        (74.7)        (77.0)
Reorganization income ..........................            6.5          --            --
Amortization of excess reorganization value ....          (98.4)         --            --
                                                     ----------    ----------    ----------
Operating earnings .............................           26.0         133.3         133.3
Interest expense, net ..........................         (126.8)       (163.1)       (161.3)
                                                     ----------    ----------    ----------
Loss before income taxes and extraordinary items         (100.8)        (29.8)        (28.0)
Income tax provision ...........................          (14.8)         (2.1)         (1.7)
                                                     ----------    ----------    ----------
Loss before extraordinary items ................         (115.6)        (31.9)        (29.7)
Extraordinary items, net of tax ................          313.7          --            --
                                                     ----------    ----------    ----------
Net earnings (loss) ............................     $    198.1    $    (31.9)   $    (29.7)
                                                     ==========    ==========    ==========
EBITDA-FIFO ....................................     $    193.2    $    211.3    $    212.2
                                                     ==========    ==========    ==========


FISCAL 2000 COMPARED TO FISCAL 1999

    SALES: Sales in fiscal 2000 were $3.84 billion compared to $3.70 billion in fiscal 1999, an increase of 3.9%. Same store sales, excluding the extra week in fiscal 2000, increased 0.3% in fiscal 2000. Total sales, excluding the extra week, increased 1.9% in fiscal 2000. Sales in fiscal 2000 compared to fiscal 1999 were also impacted by new store openings in fiscal 2000. During fiscal 2000, the Company opened four new stores, including one replacement store, and renovated 19 stores. The Company operated 138 and 135 stores at the end of fiscal 2000 and fiscal 1999, respectively.

    GROSS PROFIT: Gross profit in fiscal 2000 was $1.08 billion or 28.1% of sales compared to $1.06 billion or 28.6% of sales for fiscal 1999. The increase in gross profit of $22.1 million for fiscal 2000 compared to fiscal 1999 was due to higher sales, partially offset by higher promotional expenses and shrink. The cost of goods sold comparisons were also impacted by a pretax LIFO charge of $0.9 million and a pretax LIFO credit of $0.03 million in fiscal 2000 and fiscal 1999, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A in fiscal 2000 increased $38.9 million or 4.6% compared to fiscal 1999. The increase in SG&A for fiscal 2000 compared to fiscal 1999 was primarily due to higher expenses related to store labor and related benefits and higher operating costs in general, primarily due to the additional week in fiscal 2000. Included in fiscal 2000 and fiscal 1999 were gains on the sale of certain real estate of $1.8 million and $0.4 million, respectively. As a percentage of sales, SG&A was 23.2% in fiscal 2000, up from 23.0% in fiscal 1999.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization of $73.3 million in fiscal 2000 was $1.4 million lower than the $74.7 million in fiscal 1999. The decrease in depreciation and amortization expense in fiscal 2000 compared to fiscal 1999 was primarily due to the impact of lower capital expenditures in fiscal 2000. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $2.2 million and $3.3 million in fiscal 2000 and fiscal 1999, respectively.

    REORGANIZATION INCOME: Reorganization income in fiscal 2000 was $6.5 million and is comprised of a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims, net of employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization.

    AMORTIZATION OF EXCESS REORGANIZATION VALUE: Excess reorganization value of $798.0 million is being amortized over three years. Amortization expense for fiscal 2000, subsequent to the Plan Effective Date, was $98.4 million.

    OPERATING EARNINGS: Operating earnings were $26.0 million for fiscal year 2000 compared to $133.3 million in fiscal 1999. The decrease in operating earnings in fiscal 2000 compared to fiscal 1999 was primarily due to the amortization of the excess reorganization value.

    INTEREST EXPENSE, NET: Interest expense was $126.8 million in fiscal 2000 compared to $163.1 million in fiscal 1999. The decrease in interest expense in fiscal 2000 compared to fiscal 1999 was primarily due to the cancellation of Subordinated Debt under the Plan of Reorganization.

    INCOME TAX PROVISION: The income tax provision was $14.8 million and $2.1 million in fiscal 2000 and fiscal 1999, respectively. Refer to Note 19 of the consolidated financial statements for information related to the Company's income taxes. During fiscal 2000, the Company made income tax payments of $0.2 million and received income tax refunds of $0.5 million. During fiscal 1999, the Company made income tax payments of $0.5 million and received income tax refunds of $1.9 million.

    EXTRAORDINARY ITEMS: The extraordinary items of $313.7 million, net of a tax provision of $46.6 million, in fiscal 2000 are comprised of income from the cancellation of debt in connection with the exchange of Subordinated Debt and accrued interest for Common Stock and Warrants; such income is reduced by the write-off of deferred financing costs related to the former bank credit facility and Subordinated Debt. The tax provision on such cancellation of debt income is based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.

    SUMMARY OF OPERATIONS: For fiscal 2000, the Company's net earnings was $198.1 million compared to a net loss of $31.9 million for fiscal 1999. The increase in net earnings in fiscal 2000 compared to fiscal 1999 was primarily due to the extraordinary items and the reorganization income, partially offset by the amortization of the excess reorganization value.

    EBITDA-FIFO: EBITDA-FIFO was $193.2 million and $211.3 million in fiscal 2000 and fiscal 1999, respectively. EBITDA-FIFO represents net earnings before interest, income taxes, depreciation, amortization, reorganization income, the gain on sale of real estate and the LIFO charge or credit. While EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt, it should not be construed as an alternative to, or a better indicator of, operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA-FIFO may not be comparable to similarly titled measures reported by other companies.

FISCAL 1999 COMPARED TO FISCAL 1998

    SALES: Sales in fiscal 1999 were $3.70 billion compared to $3.66 billion in fiscal 1998, an increase of 1.2%. Same store sales increased 0.6% in fiscal 1999. Sales in fiscal 1999 compared to fiscal 1998 were also impacted by new store openings in fiscal 1999, partially offset by stores which were closed or divested in fiscal 1998. During fiscal 1999, the Company opened three new stores and completed 29 store renovations. The Company operated 135 stores and 132 stores at the end of fiscal 1999 and fiscal 1998, respectively.

    GROSS PROFIT: Gross profit in fiscal 1999 was $1.06 billion or 28.6% of sales compared to $1.04 billion or 28.5% of sales for fiscal 1998. The increase in gross profit dollars of $15.5 million for fiscal 1999 compared to fiscal 1998 was primarily due to higher sales and lower shrink. The cost of goods sold comparisons were also impacted by a pretax LIFO credit of $0.03 million and a pretax LIFO charge of $3.4 million in fiscal 1999 and fiscal 1998, respectively.

    SG&A: SG&A in fiscal 1999 increased $17.8 million or 2.1% compared to fiscal 1998. The increase in SG&A for fiscal 1999 compared to fiscal 1998 was primarily due to higher insurance and medical expenses, along with expenses incurred related to the terminated acquisition of the Company by Ahold, partially offset by lower workers' compensation expense. Fiscal 1998 SG&A is net of a gain of $5.1 million on the sale of certain real estate. As a percentage of sales, SG&A was 23.0% in fiscal 1999, up from 22.8% in fiscal 1998. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 22.9% for fiscal 1998.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization of $74.7 million in fiscal 1999 was $2.3 million lower than the $77.0 million in fiscal 1998. The decrease in depreciation and amortization expense in fiscal 1999 compared to fiscal 1998 was primarily due to property and equipment dispositions during fiscal 1998, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $3.3 million and $3.1 million in fiscal 1999 and fiscal 1998, respectively.

    OPERATING EARNINGS: Operating earnings were $133.3 million for both fiscal 1999 and fiscal 1998. Fiscal 1999 had higher SG&A, offset by higher gross profit and lower depreciation and amortization expense than fiscal 1998.

    INTEREST EXPENSE, NET: Interest expense was $163.1 million in fiscal 1999 compared to $161.3 million in fiscal 1998. The increase in interest expense in fiscal 1999 compared to fiscal 1998 was primarily due to higher levels of borrowing under the former working capital facility and the debt accretion on certain subordinated debt, partially offset by reductions in the former term loan and the paydown of certain mortgages and lease obligations.

    INCOME TAX PROVISION: The income tax provision was $2.1 million and $1.7 million in fiscal 1999 and fiscal 1998, respectively. For both fiscal 1999 and fiscal 1998, the Company recorded a valuation allowance primarily related to the income tax benefit; therefore, no income tax benefit has been recognized. During fiscal 1999, the Company made income tax payments of $0.5 million and received income tax refunds of $1.9 million. During fiscal 1998, the Company made income tax payments of $1.1 million and received income tax refunds of $4.5 million.

    SUMMARY OF OPERATIONS: For fiscal 1999, the Company's net loss was $31.9 million compared to a net loss of $29.7 million for fiscal 1998. The increase in net loss in fiscal 1999 compared to fiscal 1998 was primarily due to higher interest expense.

    EBITDA-FIFO: EBITDA-FIFO was $211.3 million and $212.2 million in fiscal 1999 and fiscal 1998, respectively.

FINANCIAL CONDITION

    DEBT SERVICE AND LIQUIDITY: The Company's debt service and liquidity have improved significantly compared to the Predecessor Company's financial condition as a result of the substantial debt reduction resulting from the completion of the Plan of Reorganization on September 19, 2000. As of February 3, 2001, the Company's liquidity, including its borrowing capabilities under the Working Capital Facility and its cash equivalents, approximated $194.8 million.

    In support of its Plan of Reorganization, the Company received a commitment from The Chase Manhattan Bank for a $75.0 million DIP Facility and a $600.0 million Exit Facility. The DIP Facility enabled the Company to continue normal business operations during the restructuring proceedings. The Exit Facility, which closed on September 19, 2000, was used to repay in full the former credit agreement and the DIP Facility, pay expenses of the Plan of Reorganization and provide liquidity for post-reorganization operations.

    The Exit Facility includes a Term Loan of $425.0 million and a Working Capital Facility of $175.0 million and bears interest at floating rates, ranging from LIBOR plus 3% to LIBOR plus 4%. As of February 3, 2001, the weighted average interest rate payable for the Term Loan was 10.4%. The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the Working Capital Facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of February 3, 2001 and April 16, 2001, no borrowings have been made under the Working Capital Facility. Letters of credit of $47.2 million and $48.7 million were outstanding as of February 3, 2001 and April 16, 2001, respectively. The Company's liquidity also included cash equivalents of $67.0 million and $43.7 million as of February 3, 2001 and April 16, 2001, respectively.

    Borrowings under the Exit Facility are secured by substantially all of the Company's assets, other than assets secured by mortgages. The Exit Facility restricts, among other things, the payment of cash dividends and the redemption of Common Stock. Other provisions of the Exit Facility limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including maximum leverage, minimum interest coverage and minimum cash flow. The Company was in compliance with all covenants under the Exit Facility as of February 3, 2001 and, based on management's operating projections for fiscal 2001, the Company believes that it will continue to be in compliance with such covenants.

    The amount of principal payments required each year on outstanding debt are as follows (in millions):


             FISCAL YEARS                              PRINCIPAL PAYMENTS
             ------------                              ------------------
             2001....................................        $  11.2
             2002....................................           17.2
             2003....................................           32.9
             2004....................................           45.4
             2005....................................          103.0
             Thereafter..............................          242.6
                                                             -------

             Total...................................        $ 452.3
                                                             =======


    CAPITAL EXPENDITURES: Capital expenditures for fiscal 2000, including property acquired under capital leases, were $66.4 million compared to $87.0 million for fiscal 1999 and $53.5 million for fiscal 1998. During fiscal 2000, the Company opened four new stores, including one replacement store and renovated 19 stores. Cash capital expenditures for fiscal 2000 were $47.3 million compared to $49.0 million for fiscal 1999. In fiscal 2001, the Company expects to open nine new stores, including six former Grand Unions, and to renovate 35 stores. Five of the former Grand Union stores opened as Pathmark supermarkets in the first quarter and the sixth store will open in the latter half of fiscal 2001. One of the three remaining new stores will be a replacement store. Capital expenditures for fiscal 2001, including property to be acquired under capital leases, are estimated to be $150.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility, its cash equivalents and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

    CASH FLOWS: The following table sets forth certain consolidated statements of cash flows data (in millions):


                                                                     FISCAL YEAR
                                                            -------------------------------
                                                             2000        1999        1998
                                                             ----        ----        ----
         Cash provided by (used for):
            Operating activities.........................    $ 65.6      $ 21.1      $(25.5)
            Investing activities.........................     (34.9)      (38.7)       15.1
            Financing activities.........................      37.8        25.8       (45.1)

      Cash provided by operating activities was $65.6 million in fiscal 2000 compared to $21.1 million in fiscal 1999. The increase in cash flow from operating activities was primarily due to the reduction in cash interest paid due to the impact of the Plan of Reorganization. Cash used for investing activities was $34.9 million in fiscal 2000 compared to $38.7 million in fiscal 1999. The decrease in cash flow from investing activities was primarily due to a decrease in expenditures for property and equipment and an increase in proceeds from property sales or disposals. Cash provided by financing activities was $37.8 million in fiscal 2000 compared to $25.8 million in fiscal 1999. The increase in cash flow from financing activities was primarily due to the impact of the Plan of Reorganization.

    Cash provided by operating activities amounted to $21.1 million in fiscal 1999 compared to cash used for operating activities of $25.5 million in fiscal 1998. The increase in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities. Cash used for operating activities in fiscal 1998 was impacted by the transition to C&S. Cash used for investing activities was $38.7 million in fiscal 1999 compared to cash provided by investing activities of $15.1 million in fiscal 1998. The increase in cash used for investing activities was due to an increase in expenditures of property and equipment, offset by a decrease in proceeds from property dispositions. Cash provided by financing activities was $25.8 million in fiscal 1999 compared to cash used for financing activities of $45.1 million in fiscal 1998. The increase in cash provided by financial activities was primarily due to an increase in working capital facility borrowings and a decrease in book overdrafts, partially offset by a reduction in the term loan and a reduction in lease obligations. Cash used for financing activities in fiscal 1998 included the payoff of $30.4 million of the PTK Exchangeable Guaranteed Debentures. Cash increased from $7.9 million at January 30, 1999 to $16.2 million at January 29, 2000 due to higher store cash funds at January 29, 2000 resulting from increased sales at year end.

NEW ACCOUNTING PRONOUNCEMENTS

    During the fourth quarter of fiscal 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", which summarizes the application of generally accepted accounting principles related to revenue recognition and the Emerging Issues Task Force Issue No. 00-14, "ACCOUNTING FOR CERTAIN SALES INCENTIVES", which establishes the accounting for certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products. The adoption of these standards did not have any effect on the Company's consolidated financial statements.

    Effective fiscal 2001, the Company adopted the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133". These statements, which establish the accounting and financial reporting requirements for derivative instruments, require companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of these standards will not have any effect on the Company's consolidated financial statements nor require a transition adjustment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and future borrowing activities under the Working Capital Facility. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                              PATHMARK STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              SUCCESSOR
                                                               COMPANY                    PREDECESSOR COMPANY
                                                             -------------   -----------------------------------------------

                                                              20 WEEKS         33 WEEKS         52 WEEKS        52 WEEKS
                                                                ENDED            ENDED           ENDED            ENDED
                                                             FEBRUARY 3,     SEPTEMBER 16,    JANUARY 29,      JANUARY 30,
                                                                2001             2000             2000            1999
                                                             -------------   --------------   -------------    -------------
Sales ................................................     $ 1,493,693      $ 2,348,186      $ 3,698,084      $ 3,655,211
Cost of sales (exclusive of depreciation and
   amortization shown separately below) ..............      (1,072,569)      (1,688,506)      (2,639,317)      (2,611,984)
                                                           -----------      -----------      -----------      -----------
Gross profit .........................................         421,124          659,680        1,058,767        1,043,227
Selling, general and administrative expenses .........        (339,534)        (550,059)        (850,714)        (832,948)
Depreciation and amortization ........................         (25,655)         (47,603)         (74,734)         (77,027)
Reorganization income (expenses), net ................           7,390             (850)              --               --
Amortization of excess reorganization value ..........         (98,446)              --               --               --
                                                           -----------      -----------      -----------      -----------
Operating earnings (loss) ............................         (35,121)          61,168          133,319          133,252
Interest expense, net ................................         (27,730)         (99,131)        (163,111)        (161,314)
                                                           -----------      -----------      -----------      -----------
Loss before income taxes and extraordinary items .....         (62,851)         (37,963)         (29,792)         (28,062)
Income tax provision .................................         (14,640)             (88)          (2,107)          (1,688)
                                                           -----------      -----------      -----------      -----------
Loss before extraordinary items ......................         (77,491)         (38,051)         (31,899)         (29,750)
Extraordinary items, net of a tax provision of $46,557              --          313,702               --               --
                                                           -----------      -----------      -----------      -----------
Net earnings (loss) ..................................         (77,491)         275,651          (31,899)         (29,750)
Less: non-cash preferred stock accretion
   and dividend requirements .........................              --          (14,570)         (37,948)         (36,007)
                                                           -----------      -----------      -----------      -----------
Net earnings (loss) attributable to common stock .....     $   (77,491)     $   261,081      $   (69,847)     $   (65,757)
                                                           ===========      ===========      ===========      ===========
Weighted average number of shares outstanding
   - basic and diluted ...............................          30,000
                                                           ===========
Net loss per share - basic and diluted ...............     $     (2.58)
                                                           ===========


                See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                    SUCCESSOR       PREDECESSOR
                                                                                     COMPANY          COMPANY
                                                                                   -----------      -----------
                                                                                   FEBRUARY 3,       JANUARY 29,
                                                                                      2001             2000
                                                                                   -----------      -----------
ASSETS
Current assets
   Cash and cash equivalents .................................................     $    84,601      $    16,196
   Accounts receivable, net ..................................................          18,466           15,787
   Merchandise inventories ...................................................         176,284          141,559
   Prepaid expenses ..........................................................          21,539           21,183
   Due from suppliers ........................................................          58,413           58,513
   Other current assets ......................................................           7,379           16,947
                                                                                   -----------      -----------
       Total current assets ..................................................         366,682          270,185
Property and equipment, net ..................................................         532,141          472,157
Deferred income taxes ........................................................              --           45,190
Excess reorganization value, net .............................................         699,514               --
Other noncurrent assets ......................................................         127,104           55,659
                                                                                   -----------      -----------
                                                                                   $ 1,725,441      $   843,191
                                                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable and book overdrafts ......................................     $    79,499      $    89,434
   Accrued payroll and payroll taxes .........................................          48,203           50,766
   Current maturities of long-term debt ......................................          11,174           78,982
   Current portion of lease obligations ......................................          18,337           25,192
   Accrued interest payable ..................................................          10,464           26,850
   Accrued expenses and other current liabilities ............................         101,124           80,058
                                                                                   -----------      -----------
       Total current liabilities .............................................         268,801          351,282
                                                                                   -----------      -----------
Long-term debt ...............................................................         441,162        1,264,103
                                                                                   -----------      -----------
Long-term lease obligations ..................................................         177,192          173,289
                                                                                   -----------      -----------
Deferred income taxes ........................................................          74,948               --
                                                                                   -----------      -----------
Other noncurrent liabilities .................................................         174,365          253,041
                                                                                   -----------      -----------
Redeemable securities
   Exchangeable preferred stock and accrued dividends ........................              --          235,849
                                                                                   -----------      -----------
Commitments and contingencies
Stockholders' equity (deficiency)
   Preferred stock (Successor Company) .......................................              --               --
     Authorized: 5,000,000 shares; issued and outstanding: none issued
   Convertible preferred stock (Predecessor Company) .........................              --                4
   Common stock (Successor Company) $0.01 par value ..........................             301               --
     Authorized: 100,000,000 shares; issued and outstanding: 30,098,510 shares
   Common stock (Predecessor Company) ........................................              --               11
   Common stock warrants (Successor Company) .................................          59,982               --
   Paid-in capital ...........................................................         606,987          193,677
   Accumulated deficit .......................................................         (77,491)      (1,625,617)
   Unamortized value of restricted common stock grants .......................            (806)          (2,448)
                                                                                   -----------      -----------
       Total stockholders' equity (deficiency) ...............................         588,973       (1,434,373)
                                                                                   -----------      -----------
                                                                                   $ 1,725,441      $   843,191
                                                                                   ===========      ===========

                See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     SUCCESSOR
                                                                      COMPANY                 PREDECESSOR COMPANY
                                                                     -----------      ---------------------------------------------
                                                                      20 WEEKS         33 WEEKS         52 WEEKS         52 WEEKS
                                                                        ENDED            ENDED            ENDED            ENDED
                                                                     FEBRUARY 3,     SEPTEMBER 16,     JANUARY 29,      JANUARY 30,
                                                                         2001            2000             2000             1999
                                                                     -----------      -----------      -----------      -----------
Operating Activities
    Net earnings (loss) ...........................................  $   (77,491)     $   275,651      $   (31,899)     $   (29,750)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization ...............................       26,155           49,975           78,414           80,684
      Amortization of excess reorganization value .................       98,446               --               --               --
      Amortization of deferred financing costs ....................          883            2,568            4,441            4,159
      Deferred income tax provision ...............................       14,183               --            2,387            4,597
      Gain on sale or disposal of property and equipment ..........           --           (1,926)            (435)          (4,332)
      Extraordinary gain ..........................................           --         (313,702)              --               --
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable .......................................         (618)          (2,061)          (1,995)          (2,273)
        Merchandise inventories ...................................        2,512           (5,716)           1,653            5,771
        Due from suppliers ........................................           44               56           (4,375)         (36,573)
        Other current assets ......................................        7,555             (909)          (7,307)          (4,061)
        Noncurrent assets .........................................       (3,530)         (16,076)          (3,039)          (5,566)
        Accounts payable ..........................................      (22,167)          12,232           (5,192)         (34,946)
        Accrued interest payable ..................................        6,516           51,932           23,269           24,842
        Accrued expenses and other current liabilities ............       (4,632)           4,440           (7,594)          (4,614)
        Other noncurrent liabilities ..............................       (7,677)         (31,090)         (27,179)         (23,397)
                                                                     -----------      -----------      -----------      -----------
         Cash provided by (used for) operating activities .........       40,179           25,374           21,149          (25,459)
                                                                     -----------      -----------      -----------      -----------
Investing Activities
    Property and equipment expenditures ...........................      (22,789)         (24,555)         (48,956)         (41,332)
    Proceeds from disposition of property and equipment ...........        2,609            9,800           10,239           56,436
                                                                     -----------      -----------      -----------      -----------
         Cash provided by (used for) investing activities .........      (20,180)         (14,755)         (38,717)          15,104
                                                                     -----------      -----------      -----------      -----------
Financing Activities
    Borrowings under the term loan ................................           --          425,000               --               --
    Repayments of the term loan ...................................       (3,624)        (241,442)         (14,242)          (7,566)
    Borrowings (repayments) under the working capital facility ....           --         (109,800)          66,800           43,000
    Borrowings under the DIP facility .............................           --           28,500               --               --
    Repayments of the DIP facility ................................           --          (28,500)              --               --
    Deferred financing costs ......................................           --          (12,747)            (523)          (1,335)
    Decrease in lease obligations .................................       (6,032)         (11,591)         (20,139)         (22,718)
    Increase in other debt ........................................          234              606               --           26,652
    Repayment of other debt .......................................         (484)          (1,511)          (1,522)         (61,359)
    Expenses related to issuance of common stock and warrants .....           --             (822)              --               --
    Decrease in book overdrafts ...................................           --               --           (4,541)         (21,789)
                                                                     -----------      -----------      -----------      -----------
         Cash provided by (used for) financing activities .........       (9,906)          47,693           25,833          (45,115)
                                                                     -----------      -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents ..................       10,093           58,312            8,265          (55,470)
Cash and cash equivalents at beginning of period ..................       74,508           16,196            7,931           63,401
                                                                     -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period ........................  $    84,601      $    74,508      $    16,196      $     7,931
                                                                     ===========      ===========      ===========      ===========
Supplemental Disclosures of Cash Flow Information
    Interest paid .................................................  $    21,773      $    44,928      $   135,374      $   132,220
                                                                     ===========      ===========      ===========      ===========
    Income taxes paid .............................................  $        86      $        92      $       493      $     1,083
                                                                     ===========      ===========      ===========      ===========
Noncash Investing and Financing Activities
    Cancellation of bond indebtedness .............................  $        --      $ 1,034,629      $        --      $        --
                                                                     ===========      ===========      ===========      ===========
    Issuance of common stock and warrants .........................  $        --      $   666,882      $        --      $        --
                                                                     ===========      ===========      ===========      ===========
    Issuance of restricted common stock ...........................  $     1,210      $        --      $        --      $        --
                                                                     ===========      ===========      ===========      ===========
    Capital lease obligations .....................................  $     1,901      $    17,164      $    38,035      $    12,200
                                                                     ===========      ===========      ===========      ===========


                See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)


                                 SUCCESSOR COMPANY       PREDECESSOR COMPANY                                UNAMORTIZED
                            --------------------------- ------------------------                             VALUE OF      TOTAL
                                              COMMON    CONVERTIBLE                                         RESTRICTED STOCKHOLDERS'
                           PREFERRED COMMON   STOCK      PREFERRED    COMMON        PAID-IN    ACCUMULATED    COMMON       EQUITY
                             STOCK   STOCK   WARRANTS      STOCK       STOCK        CAPITAL      DEFICIT   STOCK GRANTS (DEFICIENCY)
                            ------- ------- ----------- -----------  -----------  -----------  ----------- ------------ ------------
PREDECESSOR COMPANY:
Balance, January 31, 1998 . $    -- $    -- $        -- $         4  $        10  $   194,112  $(1,529,538) $        -- $(1,335,412)
   Net loss ...............      --      --          --          --           --           --      (29,750)          --     (29,750)
   Noncash accretion and
    accrued dividends on
    exchangeable preferred
    stock .................      --      --          --          --           --       (1,886)     (17,215)          --     (19,101)
   Issuance of restricted
    common stock ..........      --      --          --          --            1        3,212           --       (3,213)         --
   Amortization of
    restricted common
    stock .................      --      --          --          --           --           --           --          476         476
                            ------- ------- ----------- -----------  -----------  -----------  -----------  -----------  ----------
Balance, January 30, 1999 .      --      --          --           4           11      195,438   (1,576,503)      (2,737) (1,383,787)
   Net loss ...............      --      --          --          --           --           --      (31,899)          --     (31,899)
   Noncash accretion and
    accrued dividends on
    exchangeable preferred
    stock .................      --      --          --          --           --       (1,969)     (17,215)          --     (19,184)
   Amortization of
    restricted common
    stock .................      --      --          --          --           --           --           --          289         289
   Repayment of management
    investors' loan .......      --      --          --          --           --          208           --           --         208
                            ------- ------- ----------- -----------  -----------  -----------  -----------  -----------  ----------
Balance, January 29, 2000 .      --      --          --           4           11      193,677   (1,625,617)      (2,448) (1,434,373)
   Net earnings ...........      --      --          --          --           --           --      275,651           --     275,651
   Noncash accretion and
    accrued dividends on
    exchangeable preferred
    stock .................      --      --          --          --           --       (1,017)      (4,304)          --      (5,321)
   Amortization of
    restricted common
    stock .................      --      --          --          --           --           --           --          265         265
   Repayment of management
    investors' loan .......      --      --          --          --           --           32           --           --          32
   Exchange of exchangeable
    preferred stock for
    cash ..................      --      --          --          --           --      111,556      129,114           --     240,670
   Issuance of common stock
    and warrants, net of
    expenses ..............      --     300      59,982          --           --      605,778           --           --     666,060
                            ------- ------- ----------- -----------  -----------  -----------  -----------  -----------  ----------
   Subtotal ...............      --     300      59,982           4           11      910,026   (1,225,156)      (2,183)   (257,016)
   Eliminate stockholders'
    deficiency of
    Predecessor Company ...      --      --          --          (4)         (11)    (304,248)   1,225,156        2,183     923,076
                            ------- ------- ----------- -----------  -----------  -----------  -----------  -----------  ----------
Balance, September 16, 2000 $    -- $   300 $    59,982 $        --  $        --  $   605,778  $        --  $        --  $  666,060
                            ======= ======= =========== ===========  ===========  ===========  ===========  ===========  ==========

SUCCESSOR COMPANY:

Balance, September 16, 2000 $    -- $   300 $    59,982 $        --  $        --  $   605,778  $        --  $        --  $  666,060
   Net loss ...............      --      --          --          --           --           --      (77,491)          --     (77,491)
   Issuance of restricted
    common stock ..........      --       1          --          --           --        1,209           --       (1,210)         --
   Amortization of
    restricted common
    stock .................      --      --          --          --           --           --           --          404         404
                            ------- ------- ----------- -----------  -----------  -----------  -----------  -----------  ----------
Balance, February 3, 2001 . $    -- $   301 $    59,982 $        --  $        --  $   606,987  $   (77,491) $      (806) $  588,973
                            ======= ======= =========== ===========  ===========  ===========  ===========  ===========  ==========

                See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. REORGANIZATION

    On July 12, 2000 (the "Petition Date"), Pathmark Stores, Inc. ("Pathmark" or the "Company") and its then three parent entities, PTK Holdings, Inc. ("PTK), Supermarkets General Holdings Corporation ("Holdings") and SMG-II Holdings Corporation ("SMG-II"), along with certain of its subsidiaries filed a prepackaged plan of reorganization (the Plan of Reorganization") in the U.S. Bankruptcy Court in Delaware (the "Court"). As of the Plan Effective Date, as defined below, the Company was in arrears on its subordinated debt with respect to interest and sinking fund payments of $74.8 million and $50.0 million, respectively. During the pendency of the bankruptcy case, the Company continued to manage its affairs and operate its business as a debtor-in-possession .

    On September 7, 2000 the Court entered an order confirming the Plan of Reorganization, which became effective on September 19, 2000 (the "Plan Effective Date), at which time the Company formally exited Chapter 11. As part of the Plan of Reorganization, all subordinated debt of approximately $1.0 billion was canceled and the holders of such subordinated debt received 30.0 million shares, representing 100% of the outstanding common stock of the reorganized Company (the "Common Stock") and holders of certain subordinated debt also received warrants to purchase up to 5,294,118 shares of Common Stock at $22.31 per share (the "Warrants). Such Warrants have a term of ten years from the Plan Effective Date. In addition, former holders of Holdings cumulative exchangeable redeemable preferred stock (the "Exchangeable Preferred Stock") received their ratable portions of $0.5 million in cash payable upon the Plan Effective Date and 98,510 shares of restricted Common Stock were issued to the Chief Executive Officer on October 3, 2000 (see Note 21). The Company is also authorized to issue 5.0 million shares of preferred stock. No such shares have been issued.

    Shares of Common Stock issued pursuant to the Plan of Reorganization are subject to dilution from (1) the exercise of the Warrants, and (2) the exercise of any options to purchase Common Stock issued pursuant to the Company's Employee Plan and Directors' Plan (see Note 22). The Company's Common Stock and Warrants trade on the Nasdaq Stock Market under the ticker symbols "PTMK" and "PTMKW", respectively.

    Additionally, as part of the Plan of Reorganization and on the Plan Effective Date (a) PTK merged with Pathmark, with Pathmark being the surviving entity; (b) immediately thereafter, Holdings merged with Pathmark, with Pathmark being the surviving entity, and (c) immediately thereafter SMG-II merged with Pathmark, with Pathmark being the surviving entity.

    On the Plan Effective Date, in connection with the consummation of the Plan of Reorganization, the Company entered into a $600.0 million senior secured credit facility (the "Exit Facility") with a group of lenders led by The Chase Manhattan Bank. The Exit Facility includes a $425.0 million term loan (the "Term Loan") and a $175.0 million working capital facility (the "Working Capital Facility"). Proceeds from the Exit Facility were used to repay in full the former bank credit agreement and the revolving credit agreement the Company had entered into in support of the Plan of Reorganization (the "DIP Facility") and will be used to provide liquidity for ongoing operations.

NOTE 2. FRESH-START REPORTING

    Upon the Plan Effective Date, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Plan Effective Date have been designated "Predecessor Company" and the periods subsequent to the Plan Effective Date have been designated "Successor Company". The Saturday nearest the Plan Effective Date was utilized for the accounting closing date related to the Predecessor Company financial statements. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction resulting from the completion of the Company's Plan of Reorganization, the financial position and results of operations of the Predecessor Company and Successor Company are not comparable.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. FRESH-START REPORTING--(CONTINUED)

    In accordance with Fresh-Start Reporting, the Company and its advisors, along with representatives of the bondholders, determined the reorganization value of the reorganized company. This value has been allocated, based on fair market value, to the Company's assets and liabilities, resulting in an intangible asset equal to the reorganization value in excess of amounts allocable to identifiable net assets. Such excess is being amortized on a straight-line basis over a three-year period.

    The reorganization value at the Plan Effective Date related to the Plan of Reorganization is as follows (in millions):

Debt and capital leases, net of cash ...........................................     $    633.9
Stockholders' equity, at the Plan Effective Date ...............................          666.1(a)
                                                                                     ----------

Reorganization value ...........................................................     $  1,300.0
                                                                                     ==========


    The Fresh-Start Reporting adjustments are as follows (in millions):
Stockholders' deficiency, pre-Fresh-Start Reporting ............................     $   (257.0)
                                                                                     ----------

Adjustments to assets and liabilities to reflect estimated fair values:
    Increase (decrease) in assets:
      Merchandise inventories (see Notes 3 and 6) ..............................           31.5
      Property and equipment, including capital leases (see Notes 3 and 8) .....           61.4
      Other noncurrent assets (see Note 10) ....................................           50.3
      Deferred income taxes (see Note 19) ......................................          (64.0)
    Decrease in liabilities:
      Other noncurrent liabilities (see Note 16) ...............................           45.9
    Excess reorganization value (see Note 9) ...................................          798.0
                                                                                     ----------

    Total adjustments ..........................................................          923.1
                                                                                     ----------

Stockholders' equity, at the Plan Effective Date ...............................     $    666.1
                                                                                     ==========

----------
(a) Net of expenses of $0.8 million related to the issuance of Common Stocks and Warrants.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS: The Company operated 138 supermarkets as of February 3, 2001, primarily in the New York, New Jersey and Philadelphia metropolitan areas.

    BASIS OF PRESENTATION: Pursuant to the Plan of Reorganization, which became effective September 19, 2000, the Company's direct and indirect parent companies merged with the Company, which became the surviving entity. Such mergers are being accounted for in the historical financial statements at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the historical financial information of the Predecessor Company are presented at historical cost and reflects the assets and liabilities and related results of operations of the combined entity.

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

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    STOCK-BASED COMPENSATION: The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

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

    The accompanying consolidated balance sheets include reserves for self-insured claims relating to customer, associate and vehicle accidents as well as associate medical benefits. The liabilities for customer and associate accident claims are recorded at present value, due to the long-term payout of these claims (see Notes 11 and 16). While the Company believes that the amounts provided are adequate to cover its self-insured liabilities, it is reasonably possible that the final resolution of these claims may differ from the amounts provided.

    RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 2000 presentation.

    FISCAL YEAR: The Predecessor Company's fiscal 2000 consisted of the 33-week period from January 30, 2000 to September 16, 2000, the Saturday nearest the Plan Effective Date. The Company has adopted the Predecessor Company's fiscal year, which ended on the Saturday nearest to January 31 of the following calendar year. The Company's fiscal 2000 consisted of the 20-week period from September 17, 2000 through February 3, 2001. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks.

    CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

    MERCHANDISE INVENTORIES: Merchandise inventories are valued at the lower of cost or market, which includes the recording of the Predecessor Company's merchandise inventories at fair value as of the Plan Effective Date. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost, which includes the recording of the Predecessor Company's property and equipment at fair value as of the Plan Effective Date. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over the following useful lives: buildings, 40 years; fixtures and equipment, 3-10 years; and leasehold improvements, 8-15 years or lease term, whichever is shorter. Capital leases are recorded at the present value of minimum lease payments or fair market value of the related property, whichever is less. Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property's estimated useful life, whichever is shorter.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    LONG-LIVED ASSETS: The Company assesses the carrying value of its long-lived assets for possible impairment based upon groups of assets to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows.

    REVENUE RECOGNITION: Revenue is recognized at the point of sale to the customer. Pathmark coupon expenses, excluding manufacturers' coupons, are recorded as a reduction of sales, with vendor reimbursements recorded as a reduction of cost of goods sold. Vendor rebates and allowances are recognized as earned.

    ADVERTISING COSTS: Advertising costs are expensed as incurred and were $8.7 million for the 20 weeks ended February 3, 2001 (Successor Company), $12.8 million for the 33 weeks ended September 16, 2000 (Predecessor Company), $18.8 million for the 52 weeks ended January 29, 2000 (Predecessor Company) and $18.5 million for the 52 weeks ended January 30, 1999 (Predecessor Company).

    SOFTWARE: Internally developed software, which creates a new system or adds identifiable functionality to an existing system, and externally purchased software are capitalized and amortized over three years. The amortization of capitalized software, included in selling, general and administrative expenses, were $0.2 million for the 20 weeks ended February 3, 2001 (Successor Company), $0.4 million for the 33 weeks ended September 16, 2000 (Predecessor Company), $0.4 million for the 52 weeks ended January 29, 2000 (Predecessor Company) and $0.5 million for the 52 weeks ended January 30, 1999 (Predecessor Company).

    STORE PREOPENING AND CLOSING COSTS: Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value when management makes a decision to close a store.

    NET LOSS PER SHARE: Weighted average outstanding shares, for both basic and diluted loss per share, was 30.0 million shares for the 20 weeks ended February 3, 2001. The 98,510 shares of restricted Common Stock issued on October 3, 2000 (see Note 21) were excluded from the calculations of basic loss per share as such shares do not vest until the first anniversary of the Plan Effective Date. All stock options, Warrants and restricted Common Stock were excluded from the computation of the Company's diluted loss per share because their effect would have been anti-dilutive. Net loss per share data is not presented for the Predecessor Company due to the significant change in the Company's capital structure.

    COMPREHENSIVE INCOME (LOSS): The Company has no items of comprehensive income (loss) other than its net earnings (loss) and, accordingly, the total comprehensive income (loss) is the same as the reported net earnings (loss) for all periods presented.

    NEW ACCOUNTING PRONOUNCEMENTS: During the fourth quarter of fiscal 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", which summarizes the application of generally accepted accounting principles related to revenue recognition and the Emerging Issues Task Force Issue No. 00-14, "ACCOUNTING FOR CERTAIN SALES INCENTIVES", which establishes the accounting for certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products. The adoption of these standards did not have any effect on the Company's consolidated financial statements.

    Effective fiscal 2001, the Company adopted the FASB Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133". These statements, which establish the accounting and financial reporting requirements for derivative instruments, require companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of these standards will not have any effect on the Company's consolidated financial statements nor require a transition adjustment.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 4. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are comprised of the following (in thousands):


                                                                                SUCCESSOR     PREDECESSOR
                                                                                 COMPANY        COMPANY
                                                                                ---------      ---------
                                                                                FEBRUARY 3,   JANUARY 29,
                                                                                  2001           2000
                                                                                ---------      ---------
Cash ......................................................................     $  17,559      $  16,196
Cash equivalents ..........................................................        67,042             --
                                                                                ---------      ---------
Cash and cash equivalents .................................................     $  84,601      $  16,196
                                                                                =========      =========


NOTE 5. ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following (in thousands):

                                                                                SUCCESSOR     PREDECESSOR
                                                                                 COMPANY        COMPANY
                                                                                ---------      ---------
                                                                                FEBRUARY 3,   JANUARY 29,
                                                                                  2001           2000
                                                                                ---------      ---------
Prescription plans ........................................................     $  16,152      $  14,065
Other .....................................................................         2,918          2,129
                                                                                ---------      ---------
Accounts receivable .......................................................        19,070         16,194
Less: allowance for doubtful accounts .....................................          (604)          (407)
                                                                                ---------      ---------
Accounts receivable, net ..................................................     $  18,466      $  15,787
                                                                                =========      =========


NOTE 6. MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (in thousands):

                                                                                SUCCESSOR     PREDECESSOR
                                                                                 COMPANY        COMPANY
                                                                                ---------      ---------
                                                                                FEBRUARY 3,   JANUARY 29,
                                                                                  2001           2000
                                                                                ---------      ---------
Merchandise inventories at FIFO cost ......................................     $ 176,284      $ 180,996
Less: LIFO reserve ........................................................            --        (39,437)
                                                                                ---------      ---------

Merchandise inventories at LIFO cost ......................................     $ 176,284      $ 141,559
                                                                                =========      =========


NOTE 7. OTHER CURRENT ASSETS

    Other current assets are comprised of the following (in thousands):

                                                                                SUCCESSOR     PREDECESSOR
                                                                                 COMPANY        COMPANY
                                                                                ---------      ---------
                                                                                FEBRUARY 3,    JANUARY 29,
                                                                                   2001           2000
                                                                                ---------      ---------

Due from joint ventures ...................................................     $   2,206      $   1,767
Construction loan receivable ..............................................         1,000          5,741
Current portion of deferred income taxes ..................................            --          2,598
Other .....................................................................         4,173          6,841
                                                                                ---------      ---------
Other current assets ......................................................     $   7,379      $  16,947
                                                                                =========      =========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 8. PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (in thousands):


                                                    SUCCESSOR     PREDECESSOR
                                                     COMPANY        COMPANY
                                                    ---------      ---------
                                                   FEBRUARY 3,     JANUARY 29,
                                                      2001            2000
                                                    ---------      ---------
Land ..........................................     $  38,547      $  35,731
Buildings and building improvements ...........        86,336        142,575
Fixtures and equipment ........................        95,316        166,260
Leasehold costs and improvements ..............       206,445        272,951
Transportation equipment ......................            --         11,415
                                                    ---------      ---------
Property and equipment, owned .................       426,644        628,932
Property and equipment under capital leases ...       129,362        225,546
                                                    ---------      ---------
Property and equipment, at cost ...............       556,006        854,478
Less: accumulated depreciation and amortization       (23,865)      (382,321)
                                                    ---------      ---------
Property and equipment, net ...................     $ 532,141      $ 472,157
                                                    =========      =========


NOTE 9.   EXCESS REORGANIZATION VALUE

    Excess reorganization value is comprised of the following (in thousands):

                                                    SUCCESSOR
                                                     COMPANY
                                                    ---------
                                                   FEBRUARY 3,
                                                      2001
                                                    ---------
Excess reorganization value ...................     $ 797,960
Accumulated amortization ......................       (98,446)
                                                    ---------
Excess reorganization value, net ..............     $ 699,514
                                                    =========


NOTE 10.   OTHER NONCURRENT ASSETS

    Other noncurrent assets are comprised of the following (in thousands):

                                                    SUCCESSOR     PREDECESSOR
                                                     COMPANY        COMPANY
                                                    ---------      ---------
                                                   FEBRUARY 3,     JANUARY 29,
                                                      2001            2000
                                                    ---------      ---------
Funded pension plan assets ....................     $ 105,222      $  38,026
Deferred financing costs ......................        14,088         11,805
Other .........................................         7,794          5,828
                                                    ---------      ---------
Other noncurrent assets .......................     $ 127,104      $  55,659
                                                    =========      =========


    The funded pension plan assets at February 3, 2001 reflect a Fresh-Start Reporting adjustment related to the excess of the funded pension plan assets over projected benefit obligations (see Note 2).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities are comprised of the following (in thousands):


                                                      SUCCESSOR        PREDECESSOR
                                                       COMPANY           COMPANY
                                                      -----------      -----------
                                                      FEBRUARY 3,       JANUARY 29,
                                                         2001              2000
                                                      -----------      -----------
Self-insured liabilities ........................     $    30,515      $    31,742
Deferred income .................................          11,372            7,515
Liabilities for rejected leases and closed stores          10,887              535
Utilities and common area maintenance ...........           9,691            8,507
Gift certificates ...............................           6,567            6,154
Current portion of deferred income taxes ........           2,002               --
Other ...........................................          30,090           25,605
                                                      -----------      -----------
Accrued expenses and other current liabilities ..     $   101,124      $    80,058
                                                      ===========      ===========

    Certain accrued expenses and other current liabilities such as self-insured liabilities for incurred but unpaid workers' compensation and personal injury claims relating to customer, associate and vehicle accidents and liability for closed stores, are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

NOTE 12.   LONG-TERM DEBT

    Long-term debt is comprised of the following (in thousands):


                                                      SUCCESSOR        PREDECESSOR
                                                       COMPANY           COMPANY
                                                      -----------      -----------
                                                      FEBRUARY 3,       JANUARY 29,
                                                         2001              2000
                                                      -----------      -----------
Term loan .......................................     $   421,375      $   241,442
Working capital facility ........................              --          109,800
Industrial revenue bonds ........................           8,128            8,217
Other debt (primarily mortgages) ................          22,833           23,899
                                                      -----------      -----------
   Subtotal .....................................         452,336          383,358
Subordinated debt ...............................              --          959,727
                                                      -----------      -----------
Total debt ......................................         452,336        1,343,085
Less: current maturities ........................         (11,174)         (78,982)
                                                      -----------      -----------
Long-term portion ...............................     $   441,162      $ 1,264,103
                                                      ===========      ===========


    SCHEDULED MATURITIES OF DEBT: The amount of principal payments required each year on outstanding debt are as follows (in thousands):


               FISCAL YEARS                              PRINCIPAL PAYMENTS
               ------------                              ------------------
               2001....................................       $  11,174
               2002....................................          17,163
               2003....................................          32,945
               2004....................................          45,363
               2005....................................         103,032
               Thereafter..............................         242,659
                                                              ---------
               Total...................................       $ 452,336
                                                              =========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 12. LONG-TERM DEBT--(CONTINUED)

    BANK CREDIT AGREEMENT: On the Plan Effective Date, the Company entered into the Exit Facility with a group of lenders led by The Chase Manhattan Bank. The Exit Facility includes a $425.0 million Term Loan and a $175.0 million Working Capital Facility. The Exit Facility bears interest at floating rates, ranging from LIBOR plus 3% to LIBOR plus 4%. As of February 3, 2001, the weighted average interest rate payable for the Term Loan was 10.4%. The Company is required to repay a portion of its borrowing under the Term Loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the Working Capital Facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of February 3, 2001, no borrowings were made under the Working Capital Facility and $47.2 million in letters of credit were outstanding.

    Borrowings under the Exit Facility are secured by substantially all of the Company's assets, other than assets secured by mortgages. The Exit Facility restricts, among other things, the payment of cash dividends and the redemption of Common Stock. Other provisions of the Exit Facility limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including maximum leverage, minimum interest coverage and minimum cash flow. The Company was in compliance with all covenants under the Exit Facility as of February 3, 2001 and, based on management's operating projections for fiscal 2001, the Company believes that it will continue to be in compliance with such covenants.

    INDUSTRIAL REVENUE BONDS: Interest rates for the four industrial revenue bonds average 9.5%. The industrial revenue bonds are payable in installments ending in fiscal 2003, fiscal 2008 and fiscal 2018.

    OTHER DEBT: Other debt includes mortgages, which are secured by property and equipment having a net book value of $18.6 million as of February 3, 2001. These borrowings, whose interest rates average 7.3%, are payable in installments ending in fiscal 2008, including a scheduled final payment of $18.6 million.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):


                                          SUCCESSOR COMPANY           PREDECESSOR COMPANY
                                      ------------------------     -------------------------
                                          FEBRUARY 3, 2001             JANUARY 29, 2000
                                      ------------------------     -------------------------
                                      CARRYING        FAIR          CARRYING        FAIR
                                       AMOUNT         VALUE          AMOUNT         VALUE
                                      ---------     ----------     ----------     ----------
Term loan ......................     $  421,375     $  421,375     $  241,442     $  241,442
Working capital facility .......             --             --        109,800        109,800
Industrial revenue bonds .......          8,128          8,128          8,217          8,217
Other debt (primarily mortgages)         22,833         22,833         23,899         23,899
Subordinated debt ..............             --             --        959,727        434,618
                                     ----------     ----------     ----------     ----------
Total debt .....................     $  452,336     $  452,336     $1,343,085     $  817,976
                                     ==========     ==========     ==========     ==========
Exchangeable preferred stock ...     $       --     $       --     $  111,038     $   14,672
                                     ==========     ==========     ==========     ==========


    The fair value of the Term Loan and Working Capital Facility as of February 3, 2001 and January 29, 2000 approximated their carrying value due to their floating interest rates. The Company has evaluated its mortgages and industrial revenue bonds and believes, based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of February 3, 2001 and January 29, 2000, the carrying values of cash and cash equivalents, accounts receivable, due from suppliers and accounts payable approximated their fair values due to the short-term maturities of these accounts. The fair value of subordinated debt and Exchangeable Preferred Stock were based on the quoted market prices as of January 29, 2000, since such instruments were publicly traded.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14.   INTEREST EXPENSE, NET

    Interest expense, net is comprised of the following (in thousands):


                                             SUCCESSOR
                                              COMPANY                PREDECESSOR COMPANY
                                             ---------    -----------------------------------------
                                             20 WEEKS       33 WEEKS       52 WEEKS       52 WEEKS
                                              ENDED          ENDED          ENDED          ENDED
                                            FEBRUARY 3,   SEPTEMBER 16,   JANUARY 29,    JANUARY 30,
                                               2001           2000           2000           1999
                                             ---------    -----------      ---------      ---------
Term loan ..............................     $  16,788      $  14,043      $  19,709      $  21,021
Working capital facility ...............            --          6,031          7,057          5,098
DIP facility ...........................            --          2,539             --             --
Subordinated debt ......................            --         53,842        101,350         98,855
Amortization of deferred financing costs           833          2,568          4,441          4,159
Lease obligations ......................         7,627         13,748         21,353         21,286
Interest income ........................        (1,447)          (283)          (691)          (743)
Other ..................................         3,879          6,643          9,892         11,638
                                             ---------      ---------      ---------      ---------
Interest expense, net ..................     $  27,730      $  99,131      $ 163,111      $ 161,314
                                             =========      =========      =========      =========

NOTE 15. LEASE OBLIGATIONS

    As of February 3, 2001, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (in thousands):


                                                                           CAPITAL        OPERATING
FISCAL YEARS                                                               LEASES          LEASES
------------                                                              ----------     ----------

2001...................................................................   $   36,707     $   37,795
2002...................................................................       33,899         36,134
2003...................................................................       28,092         34,752
2004...................................................................       24,397         33,941
2005...................................................................       21,128         33,675
Thereafter.............................................................      262,174        292,257
                                                                          ----------     ----------
Total minimum lease payments (a).......................................      406,397     $  468,554
                                                                                         ==========
Less: executory costs (such as taxes, maintenance and insurance).......       (1,133)
                                                                          ----------
Net minimum capital lease payments.....................................      405,264
Less: amounts representing interest....................................     (209,735)
                                                                          ----------
Present value of net minimum capital lease payments (b)................      195,529
Less: current portion of lease obligations.............................      (18,337)
                                                                          ----------
Long-term lease obligations............................................   $  177,192
                                                                          ==========

----------
(a) Net of sublease income of $0.1 million and $75.2 million for capital and operating leases, respectively.
(b) Includes $25.6 million related to a sale and leaseback accounted for as a financing.

    Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (in thousands):


                                             SUCCESSOR
                                              COMPANY                PREDECESSOR COMPANY
                                             ---------    -----------------------------------------
                                             20 WEEKS       33 WEEKS       52 WEEKS       52 WEEKS
                                              ENDED          ENDED          ENDED          ENDED
                                            FEBRUARY 3,   SEPTEMBER 16,   JANUARY 29,    JANUARY 30,
                                               2001           2000           2000           1999
                                             ---------    -----------      ---------      ---------
Minimum rentals ........................     $  17,463      $  28,661      $  44,191      $  43,360
Less: rentals from subleases ...........        (3,899)        (2,681)        (5,077)        (5,478)
                                             ---------      ---------      ---------      ---------
Rent expense ...........................     $  13,564      $  25,980      $  39,114      $  37,882
                                             =========      =========      =========      =========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 16. OTHER NONCURRENT LIABILITIES

    Other noncurrent liabilities are comprised of the following (in thousands):


                                                      SUCCESSOR     PREDECESSOR
                                                       COMPANY        COMPANY
                                                     -----------    -----------
                                                     FEBRUARY 3,    JANUARY 29,
                                                        2001           2000
                                                     -----------    -----------

Deferred income......................................  $   55,214     $   68,861
Self-insured liabilities.............................      40,731         42,877
Unfunded pension plan benefits.......................      21,341         18,636
Other postretirement benefits........................      16,842         29,030
Other postemployment benefits........................       6,356          6,173
Liability for closed stores..........................       3,646         22,681
Other................................................      30,235         64,783
                                                       ----------     ----------

Other noncurrent liabilities.........................  $  174,365     $  253,041
                                                       ==========     ==========


    The Predecessor Company's liabilities for unfunded pension plan benefits, other postretirement benefits and other liabilities were adjusted to fair value in Fresh-Start Reporting (see Note 2). The reduction in the liability for closed stores is due to the rejection of leases as part of the Plan of Reorganization. Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid workers' compensation and personal injury claims relating to customer, associate and vehicle accidents and liability for closed stores, are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

NOTE 17. PENSION AND OTHER BENEFIT PLANS

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

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17.   PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

    The following tables provide a reconciliation of the benefit obligation, plan assets and the funded status of the plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used (in thousands):


                                                                PENSION BENEFITS        OTHER POSTRETIREMENT BENEFITS
                                                          -------------------------     -----------------------------
                                                          SUCCESSOR      PREDECESSOR      SUCCESSOR      PREDECESSOR
                                                           COMPANY         COMPANY         COMPANY         COMPANY
                                                          ---------       ---------       ---------       ---------
                                                         FEBRUARY 3,     JANUARY 29,     FEBRUARY 3,     JANUARY 29,
                                                            2001            2000            2001            2000
                                                          ---------       ---------       ---------       ---------
Change in benefit obligations:
   Benefit obligations at beginning of year .........     $ 147,825       $ 159,118       $  15,125       $  15,408
   Service cost .....................................         2,929           2,962             358             348
   Interest cost ....................................        11,862          10,352           1,260             949
   Plan amendment ...................................            --             (32)             --              --
   Benefits and expenses paid .......................        (7,444)         (7,543)           (505)           (712)
   Actuarial experience (gains) losses ..............         7,572         (17,032)          1,362            (868)
                                                          ---------       ---------       ---------       ---------
   Benefit obligations at end of year ...............     $ 162,744       $ 147,825       $  17,600       $  15,125
                                                          =========       =========       =========       =========
Change in fair value of plan assets:
   Fair value of plan assets at beginning of year ...     $ 233,083       $ 243,219       $      --       $      --
   Actual return on plan assets .....................         3,096          (4,487)             --              --
   Benefits and expenses paid .......................        (5,575)         (5,649)             --              --
                                                          ---------       ---------       ---------       ---------
   Fair value of plan assets at end of year .........     $ 230,604       $ 233,083       $      --       $      --
                                                          =========       =========       =========       =========
Reconciliation of funded status at end of year:
   Funded status ....................................     $  67,860       $  85,258       $ (17,600)      $ (15,125)
   Unrecognized prior service cost ..................            --           2,233              --          (5,341)
   Unrecognized net actuarial (gains) losses ........        14,153         (69,983)            758          (8,564)
                                                          ---------       ---------       ---------       ---------
   Prepaid (accrued) benefit cost ...................     $  82,013       $  17,508       $ (16,842)      $ (29,030)
                                                          =========       =========       =========       =========
Amount recognized in the consolidated balance sheets:
   Other noncurrent assets ..........................     $ 105,222       $  38,026       $      --       $      --
   Accrued expenses and other current liabilities ...        (1,868)         (1,882)             --              --
   Other noncurrent liabilities .....................       (21,341)        (18,636)        (16,842)        (29,030)
                                                          ---------       ---------       ---------       ---------
   Net amount recognized ............................     $  82,013       $  17,508       $ (16,842)      $ (29,030)
                                                          =========       =========       =========       =========
Weighted average assumption at the end of year:
   Discounted rate ..................................           7.5%            8.0%            7.5%            8.0%
   Expected return on plan assets ...................           9.5%            9.5%             --              --
   Rate of compensation increases ...................           4.5%            5.0%             --              --


    Pension benefits include the following cost (cost reduction) components (in thousands):

                                                          SUCCESSOR
                                                           COMPANY                 PREDECESSOR COMPANY
                                                          ---------       -----------------------------------------
                                                          20 WEEKS        33 WEEKS        52 WEEKS        52 WEEKS
                                                            ENDED           ENDED           ENDED           ENDED
                                                          FEBRUARY 3,    SEPTEMBER 16,    JANUARY 29,     JANUARY 30,
                                                            2001            2000            2000            1999
                                                          ---------       ---------       ---------       ---------
Service cost ........................................     $     984       $   1,945       $   2,962       $   2,984
Interest cost .......................................         4,029           7,833          10,352          10,173
Expected return on assets ...........................        (7,940)        (15,304)        (20,523)        (17,414)
Amortization of prior service cost ..................            --             152             223              82
Recognition of gains ................................            --          (2,861)         (2,972)         (1,908)
                                                          ---------       ---------       ---------       ---------
Pension benefits cost reduction .....................     $  (2,927)      $  (8,235)      $  (9,958)      $  (6,083)
                                                          =========       =========       =========       =========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17. PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

    Other postretirement benefits include the following cost (cost reduction) components (in thousands):


                                                           SUCCESSOR
                                                            COMPANY                 PREDECESSOR COMPANY
                                                           ---------     -----------------------------------------
                                                            20 WEEKS       33 WEEKS       52 WEEKS         52 WEEKS
                                                             ENDED          ENDED          ENDED            ENDED
                                                           FEBRUARY 3,   SEPTEMBER 16,   JANUARY 29,      JANUARY 30,
                                                              2001           2000           2000             1999
                                                            -------        -------         -------         -------
Service cost .......................................        $   119        $   239         $   348         $   314
Interest cost ......................................            428            832             949             959
Amortization of prior service cost .................             --           (995)         (1,492)         (1,492)
Recognition of gains ...............................             --           (346)           (580)           (631)
                                                            -------        -------         -------         -------
Other postretirement benefits cost (cost reductions)        $   547        $  (270)        $  (775)        $  (850)
                                                            =======        =======         =======         =======


      Assets of the Company's defined benefit pension plan are invested in equities of domestic corporations, U.S. Government instruments and money market investments. The projected benefit obligation (included in the above table) and the accumulated benefit obligation for the unfunded supplemental retirement plans were $23.6 million and $23.2 million, respectively, as of February 3, 2001 and $21.6 million and $20.5 million, respectively, as of January 29, 2000.

    The health-care cost trend rate at February 3, 2001 was 4.5% and is expected to remain at this level. A 1% change in the assumed health care cost trend rate would have the following effects as of February 3, 2001 (in thousands):


                                                                                                          1%
                                                                                               -------------------------
                                                                                                INCREASE       DECREASE
                                                                                                --------       --------
Total of service and interest cost components...............................................   $     240      $     200
Postretirement benefit obligation...........................................................       2,220          1,830

    The Company also contributes to several multi-employer plans, which provide defined benefits to certain union associates. The expenses related to these multi-employer plans were $5.7 million for the 20 weeks ended February 3, 2001 (Successor Company), $9.3 million for the 33 weeks ended September 16, 2000 (Predecessor Company), $15.7 million for the 52 weeks ended January 29, 2000 (Predecessor Company) and $16.5 million for the 52 weeks ended January 30, 1999 (Predecessor Company).

    SAVINGS PLAN: The Company sponsors a savings plan for certain eligible associates. Contributions under the plan are based on specified percentages of associate contributions. The expenses related to the savings plan were $1.0 million for the 20 weeks ended February 3, 2001 (Successor Company), $1.7 million for the 33 weeks ended September 16, 2000 (Predecessor Company), $3.0 million for the 52 weeks ended January 29, 2000 (Predecessor Company) and $3.1 million for the 52 weeks ended January 30, 1999 (Predecessor Company).

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

    At February 3, 2001 and January 29, 2000, the liability for accumulated postemployment benefits was $6.9 million and $6.8 million, respectively, of which $6.4 million and $6.2 million, respectively, was classified in other noncurrent liabilities.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 18. REORGANIZATION INCOME (EXPENSES)

    Reorganization income of $7.4 million for the 20 weeks ended February 3, 2001 represented a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims. Reorganization expenses of $0.9 million for the 33 weeks ended September 16, 2000 were comprised of $19.1 million of employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization, net of a gain of $18.2 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases.

NOTE 19. INCOME TAXES

    SUCCESSOR COMPANY: The tax provision for the 20 weeks ended February 3, 2001 is based on statutory rates, excluding the nondeductible amortization of excess reorganization value.

    PREDECESSOR COMPANY: The Company has recorded a valuation allowance related to the income tax benefit for the 33 weeks ended September 16, 2000 and for the 52 weeks ended January 29, 2000; therefore, no income tax benefit has been recognized for such periods. The Company's net deferred income tax asset was $47.8 million, net of a valuation allowance of $103.7 million as of January 29, 2000. During fiscal 1999, the net increase in the valuation allowance was $14.8 million. This change reflected increases in the valuation allowance related to those deferred tax assets which the Company had concluded were not likely to be realized.

    As a result of the exchange of subordinated debt and accrued interest for Common Stock and Warrants, the amount of the Company's aggregate indebtedness was reduced, generating income from the cancellation of debt for tax purposes of approximately $350.0 million. Since the realization of such income occurred under the Bankruptcy Code, the Company will not recognize income from cancellation of debt for tax purposes, but instead will reduce certain tax attributes after the end of the current fiscal year. The Company anticipates that it will first elect to reduce the basis of its depreciable property and, with the remaining income from the cancellation of debt, reduce its net operating loss tax carryforwards. Accordingly, the Company will reduce the tax benefits attributable to depreciation that would have otherwise been claimed in future years. The Company's net operating loss tax carryforwards for federal income tax purposes, after such attribute reduction, is estimated to be $63.7 million. Such net operating loss tax carryforwards expire from fiscal 2008 through fiscal 2020 and are subject to an annual limitation of approximately $38.0 million due to an ownership change. The Company recorded approximately $46.6 million of net deferred income tax liabilities to reflect the attribute reduction in the income tax provision for the extraordinary item (Note 20). In connection with the implementation of Fresh-Start Reporting (Note 2), the Company recorded approximately $64.0 million of net deferred income tax liabilities on the Plan Effective Date.

    The Company's deferred income tax liability as of February 3, 2001 was $77.0 million and included a valuation allowance of approximately $25.4 million, primarily related to capital loss carryforwards which expire in fiscal 2001 and certain state net operating loss tax carryforwards. General business credits consist of federal work incentive credits and expire in fiscal 2004 through fiscal 2015.

    The income tax provision is comprised of the following (in thousands):


                                     SUCCESSOR
                                      COMPANY                PREDECESSOR COMPANY
                                     --------      ------------------------------------
                                     20 WEEKS      33 WEEKS      52 WEEKS      52 WEEKS
                                      ENDED         ENDED         ENDED         ENDED
                                    FEBRUARY 3,  SEPTEMBER 16,  JANUARY 29,   JANUARY 30,
                                       2001          2000          2000          1999
                                     --------      --------      --------      --------
Current
   Federal .....................     $   (180)     $     --      $    400      $  3,596
   State .......................         (277)          (88)         (120)         (687)
Deferred
   Federal .....................      (10,516)        4,560         9,723         6,462
   State .......................       (3,667)          889         2,683         3,577
   Change in valuation allowance           --        (5,449)      (14,793)      (14,636)
                                     --------      --------      --------      --------
Income tax provision ...........     $(14,640)     $    (88)     $ (2,107)     $ (1,688)
                                     ========      ========      ========      ========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 19. INCOME TAXES--(CONTINUED)

    The income tax provision differs from the expected federal statutory income tax provision as follows (in thousands):


                                                              SUCCESSOR
                                                               COMPANY                 PREDECESSOR COMPANY
                                                              ---------      ---------------------------------------
                                                              20 WEEKS       33 WEEKS       52 WEEKS       52 WEEKS
                                                               ENDED          ENDED          ENDED          ENDED
                                                             FEBRUARY 3,   SEPTEMBER 16,   JANUARY 29,    JANUARY 30,
                                                                2001           2000           2000           1999
                                                              ---------      ---------      ---------      ---------
Federal income tax benefit at statutory tax rate ........     $  21,998      $  13,287      $  10,428      $   9,822
State income taxes ......................................        (2,564)           515          1,656          1,878
Nondeductible amortization of excess reorganization value       (34,456)            --             --             --
Nondeductible reorganization expenses ...................            --         (9,206)            --             --
Change in valuation allowance ...........................            --         (5,449)       (14,793)       (14,636)
Other ...................................................           382            765            602          1,248
                                                              ---------      ---------      ---------      ---------
Income tax provision ....................................     $ (14,640)     $     (88)     $  (2,107)     $  (1,688)
                                                              =========      =========      =========      =========


    Deferred income tax assets and liabilities consist of the following (in thousands):

                                                                  SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                                              ------------------------      ------------------------
                                                                   FEBRUARY 3, 2001              JANUARY 29, 2000
                                                              ------------------------      ------------------------
                                                                ASSETS      LIABILITIES      ASSETS       LIABILITIES
                                                              ---------      ---------      ---------      ---------
Property and equipment ..................................     $      --      $ 147,334      $      --      $  32,408
Merchandise inventory and gross profit ..................            --         22,680             --         12,672
Benefit plans and other postretirement and postemployment
   benefits .............................................            --         19,193         11,299             --
Prepaid expenses ........................................            --          7,035             --          6,154
Net operating loss carryforwards ........................        36,099             --         74,795             --
Self-insured liabilities ................................        26,981             --         28,124             --
Lease capitalization ....................................        21,877             --         20,726             --
Capital loss carryforward ...............................        16,760             --         17,818             --
Deferred income .........................................        16,438             --         20,304             --
General business credits ................................        12,459             --         10,169             --
Liability for closed stores .............................         6,821             --         10,150             --
Alternative minimum taxes ...............................         4,114             --          3,933             --
Other ...................................................         3,169             --          8,763          3,375
                                                              ---------      ---------      ---------      ---------
Subtotal ................................................       144,718        196,242        206,081         54,609
Less: valuation allowance ...............................       (25,426)            --       (103,684)            --
                                                              ---------      ---------      ---------      ---------
Total ...................................................     $ 119,292      $ 196,242      $ 102,397      $  54,609
                                                              =========      =========      =========      =========


    The balance sheet classification of the deferred income tax assets and liabilities is as follows (in thousands):


                                                 SUCCESSOR COMPANY                           PREDECESSOR COMPANY
                                      -----------------------------------------    -----------------------------------------
                                                  FEBRUARY 3, 2001                            JANUARY 29, 2000
                                      -----------------------------------------    -----------------------------------------
                                        CURRENT      NONCURRENT       TOTAL          CURRENT      NONCURRENT        TOTAL
                                      -----------    -----------    -----------    -----------    -----------    -----------
Assets..............................  $    57,410    $    87,308    $   144,718    $    30,496    $   175,585    $   206,081
Liabilities.........................      (36,016)      (160,226)      (196,242)       (22,262)       (32,347)       (54,609)
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Subtotal.........................       21,394        (72,918)       (51,524)         8,234        143,238        151,472
Less: valuation allowance...........      (23,396)        (2,030)       (25,426)        (5,636)       (98,048)      (103,684)
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Total............................  $    (2,002)   $   (74,948)   $   (76,950)   $     2,598    $    45,190    $    47,788
                                      ===========    ===========    ===========    ===========    ===========    ===========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 19. INCOME TAXES--(CONTINUED)

    Income tax payments were $0.1 million for the 20 weeks ended February 3, 2001 (Successor Company), $0.1 million for the 33 weeks ended September 16, 2000 (Predecessor Company), $0.5 million for the 52 weeks ended January 29, 2000 (Predecessor Company) and $1.1 million for the 52 weeks ended January 30, 1999 (Predecessor Company). Income tax refunds were $0.1 million for the 20 weeks ended February 3, 2001 (Successor Company), $0.4 million for the 33 weeks ended September 16, 2000 (Predecessor Company), $1.9 million for the 52 weeks ended January 29, 2000 (Predecessor Company) and $4.5 million for the 52 weeks ended January 30, 1999 (Predecessor Company).

    The Internal Revenue Service has completed and closed its audits of the Company's tax returns through fiscal 1996.

NOTE 20. EXTRAORDINARY ITEMS

    The Predecessor Company's extraordinary items of $313.7 million, net of a tax provision of $46.6 million, were comprised of income from the cancellation of debt in connection with the exchange of subordinated debt and accrued interest for Common Stock and Warrants; such income was reduced by the write-off of deferred financing costs related to the former debt. The tax provision of such cancellation of debt income was based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal of $83.7 million related to certain deferred tax assets.

NOTE 21. CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

    Pursuant to the Plan of Reorganization, the Company's employment agreement with its Chief Executive Officer (the "CEO") has been extended until October 8, 2005 (the "Employment Agreement"). In addition to the Employment Agreement, the Company and the CEO entered into an agreement in fiscal 2000 providing for payment to the CEO of a retention bonus. Pursuant to said retention bonus agreement, the CEO received a payment of $2.0 million in August 2000 and received 98,510 shares of restricted Common Stock of the Company on October 3, 2000. The restricted Common Stock will vest on the first anniversary of the Plan Effective Date, if the CEO is employed on that date. The restricted Common Stock award was valued at $1.2 million and is being amortized as compensation expense in the Company's consolidated statement of operations over the vesting period.

    In addition to the retention bonus, the CEO will become entitled to receive a sale bonus in the event that a triggering event occurs on or before the second anniversary of the Plan Effective Date and a change in control contemplated by such event occurs thereafter. The amount of the sale bonus shall be equal to
0.0043 multiplied by an amount equal to the sum of the aggregate fair market value of any securities issued and any other noncash consideration delivered, and any cash consideration paid to the Company or their security holders in connection with such change of control, plus the amount of all indebtedness of the Company which is assumed or acquired by any purchaser in connection with a change in control or retired or defeased in connection with such change in control, offset by the value received in connection with the stock options that are redeemed for cash or exchanged for other securities in connection with such change in control.

NOTE 22. STOCK OPTION PLANS

    The 2000 Employee Equity Plan (the "Employee Plan") and the 2000 Non-Employee Directors' Equity Plan (the "Directors' Plan"), which were implemented as of the Plan Effective Date, make available the granting of options aggregating 5,294,118 shares of Common Stock, of which 5,164,118 shares are available under the Employee Plan and 130,000 shares are available under the Directors' Plan. All of the Company's officers and certain employees are eligible to receive options under the Employee Plan. On October 25, 2000, options aggregating 2,080,200 shares at an option price of $13.94 per share were granted to certain officers and employees of the Company. Options for additional shares may be granted by the Board of Directors' Compensation Committee. The Directors' Plan is available to the Company's directors, who are not employees of the Company. On October 25, 2000, options

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 22. STOCK OPTION PLANS--(CONTINUED)

aggregating 15,000 shares at an option price of $13.94 per share were granted under the Directors' Plan. As of February 3, 2001, the number of options outstanding for the Company's Employee Plan and Directors' Plan were 2,095,200 with a weighted average exercise price of $13.94 and a weighted average contractual life of 9.7 years of which none were exercisable. There were 3,198,918 shares of Common Stock available for future grant under the Company's Employee Plan and Directors' Plan.

    Options which are designated as "incentive stock options" under the Employee Plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions. The options granted under the Employee Plan and the Directors' Plan expire ten years and five years after the date of grant, respectively, and the right to exercise the options granted vests in annual increments over four years under the Employee Plan and over three years under the Directors' Plan from the date of the grant. Each plan terminates on October 25, 2010, unless terminated earlier by the Company's Board of Directors.

    The Company has elected APB Opinion No. 25 and selected interpretations in accounting for each of its stock option plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value on the date of grant, as defined in each stock option plan's document, no compensation expense has been recognized by the Company in connection with its stock-based compensation plan. The proforma disclosure of net loss and net loss per share as if the fair value based method of accounting defined in the SFAS No. 123 had been applied is $78.1 million (compared to a reported net loss of $77.5 million) or $2.60 per share (compared to a reported net loss per share of $2.58 per share), respectively. For purposes of the proforma disclosures, the estimated fair value of the options issued is assumed to be amortized to expense over the options' vesting period.

    The weighted average fair value of the stock options granted during fiscal 2000 was $4.56. The fair value of each option grant was established using the Black-Sholes option-pricing model based on the date of the grant and the following weighted average assumptions: risk free interest rate of 5.7%, expected life of 4.0 years, expected volatility of 30% and an expected dividend yield of zero.

NOTE 23. COMMITMENTS AND CONTINGENCIES

    WOLFSON LITIGATION:

    As previously disclosed in our 1999 Annual Report on Form 10-K, the Company and the former directors of Holdings are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit filed on March 9, 1999, in the court of Chancery of the State of Delaware (the "Chancery Court") entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the plaintiff alleged, among other things, that the directors of Holdings and SMG-II breached their fiduciary duties to the holders of the Exchangeable Preferred Stock in connection with the proposed acquisition by Ahold Acquisition, Inc. (the "Purchaser"), a subsidiary of Royal Ahold N.V., ("Ahold") of the Company. The plaintiff (by his counsel) entered into a Settlement Agreement, dated June 9, 1999 (the "Settlement Agreement"), with the Defendants (by their counsel) pursuant to which the parties agreed to settle the Action.

    The Settlement Agreement provides for, among other things, the certification of the Action as a class action under the rules of the Chancery Court, which class would consist of all holders of the Exchangeable Preferred Stock from and including March 9, 1999 (the "Class") through and including the consummation of the SMG-II merger (the merger of the Purchaser with and into SMG-II) (the "SMG-II Merger") or, if the SMG-II Merger failed to close, the stock purchase pursuant to the Stock Purchase Agreement, dated March 9, 1999, by and among the Purchaser, SMG-II and PTK (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 23. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

Defendants agreed, subject to Final Court Approval (as defined below), that the Purchaser increase its tender offer price to $40.25 per share of Exchangeable Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to plaintiff's counsel by the Chancery Court divided by the total number of outstanding shares of Exchangeable Preferred Stock (the "New Offer Price"). Plaintiff's counsel applied to the Chancery Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Exchangeable Preferred Stock.

    The Settlement Agreement also provided among other things, that any of the Defendants shall have the right to withdraw from the proposed settlement in the event that (i) any claims related to the SMG-II Merger, the Alternative Transaction, or the subject matter of the Action are commenced by any member of the Class against any Defendants or certain others employed by, affiliated with, or retained by the Defendants in any court prior to Final Court Approval of the settlement, and the court in which such claims are pending denies Defendants' application to dismiss or stay such action in contemplation of dismissal, or (ii) any of the other conditions to the consummation of the settlement described below shall not have been satisfied. The consummation of the settlement is subject to (i) Final Court Approval of the settlement; (ii) dismissal of the Action by the Chancery Court with prejudice and without awarding fees or costs to any party; and (iii) the Purchaser closing (A) its tender offer and the SMG-II Merger, or (B) the Alternative Transaction.

    After notice and a hearing, on July 22, 1999, the Chancery Court approved the settlement and the fee application of the plaintiff's attorneys. As of August 23, 1999, all applicable appeal periods expired, thus constituting "Final Court Approval." As a result of the settlement, the New Offer Price was $39.85 per share of Exchangeable Preferred Stock. However, on December 16, 1999, Purchaser and Ahold terminated the SMG-II Merger Agreement. On January 5, 2000, plaintiff moved to enforce the Settlement Agreement against the Purchaser, which motion was denied on January 23, 2001. While the Action remains on file and has not been dismissed, the Company believes that the claims raised in the complaint are moot and should be dismissed.

   AHOLD LITIGATION:

    On December 16, 1999, Ahold filed a complaint in the Supreme Court, State of New York, County of New York (the "Supreme Court"), against the Company seeking a declaratory judgment that Ahold had used its "best efforts" under the Merger Agreement. On January 18, 2000, the Company filed its answer and counterclaims, denying Ahold's assertion that it used its best efforts to consummate the Merger Agreement. Additionally, the Company asserted counterclaims against Ahold for (i) breach of contract by failure to use best efforts; (ii) breach of the covenant of good faith and fair dealing; and
(iii) unfair competition. The Company has requested compensatory damages in an unspecified amount.

    On February 7, 2000, Ahold answered the Company's counterclaims and denied the allegations contained therein and filed an amended complaint seeking declarations that (i) the "best efforts" clause in the Merger Agreement is unenforceable; (ii) the "best efforts" clause is enforceable and Ahold did not breach that clause; and (iii) Ahold properly terminated the Company's Merger Agreement. Additionally, Ahold alleged that the Company breached the "best efforts" clause of the Company's Merger Agreement and has requested compensatory damages in an unspecified amount. The Company filed its amended answer, amended complaint and amended counterclaims on February 27, 2000.

    In April 2000, the Company filed a motion seeking partial summary judgment in its favor on Ahold's claim for a declaratory judgment that the "best efforts" provisions in the Merger Agreement are unenforceable. Ahold opposed the motion and cross moved for summary judgment on the same claim. In December 2000, the Supreme Court entered an order granting Ahold's motion for partial summary judgment regarding the Company's counterclaim alleging that Ahold had failed to comply with the "best efforts" provision of the Merger Agreement. The Company has filed a motion for reconsideration with the Supreme Court seeking to vacate the order. Notwithstanding the Supreme Court's order, the Company has two viable counterclaims against Ahold that it intends to pursue.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 23. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

   OUTSOURCING AGREEMENTS:

    In August 1991, the Company entered into a ten-year agreement with International Business Machines Corporation ("IBM") to provide a wide range of information systems services. Under the agreement, IBM took over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. Subsequent to year end, the Company entered into a new five-year information services outsourcing agreement with IBM.

    In 1998, the Company entered into a 15-year supply agreement with C&S Wholesalers, Inc. ("C&S"), pursuant to which C&S supplies substantially all of the Company's grocery, frozen and perishable merchandise requirements.

    In 1997, the Company outsourced its trucking operation and entered into a ten-year agreement with a local trucking company to provide trucking services for the Company.

   OTHER:

    The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

NOTE 24. SUBSEQUENT EVENT

    On March 3, 2001, the Company purchased six former Grand Union supermarkets in New York and New Jersey from C&S for $15.2 million, excluding merchandise inventory. Five of the former Grand Union stores opened as Pathmark supermarkets in the first quarter and the sixth store will open in the latter half of fiscal 2001.

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 25. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                              PREDECESSOR COMPANY                       SUCCESSOR COMPANY
                                                  ---------------------------------------------      ----------------------------
                                                       Q1              Q2                       Q3                        Q4
                                                  -----------      -----------      ----------------------------      -----------
                                                    13 WEEKS        13 WEEKS         7 WEEKS          6 WEEKS         14 WEEKS
                                                     ENDED           ENDED            ENDED            ENDED            ENDED
                                                   APRIL 29,        JULY 29,       SEPTEMBER 16,     OCTOBER 28,      FEBRUARY 3,
                                                      2000            2000            2000(b)           2000             2001
                                                  -----------      -----------      -----------      -----------      -----------
 FISCAL 2000
 Sales ......................................     $   919,196      $   929,597      $   499,393      $   437,727      $ 1,055,966
 Cost of sales ..............................        (661,544)        (667,228)        (359,734)        (315,050)        (757,519)
                                                  -----------      -----------      -----------      -----------      -----------
 Gross profit (a) ...........................         257,652          262,369          139,659          122,677          298,447
 Selling, general and administrative expenses        (212,715)        (215,751)        (121,593)         (99,582)        (239,952)
 Depreciation and amortization ..............         (18,928)         (19,626)          (9,049)          (8,743)         (16,912)
 Reorganization income (expenses) (b) .......          (5,134)          (4,753)           9,037               --            7,390
 Amortization of excess reorganization value               --               --               --          (32,069)         (66,377)
                                                  -----------      -----------      -----------      -----------      -----------
 Operating earnings (loss) ..................          20,875           22,239           18,054          (17,717)         (17,404)
 Interest expense, net ......................         (42,134)         (45,699)         (11,298)          (8,817)         (18,913)
                                                  -----------      -----------      -----------      -----------      -----------
 Earnings (loss) before income taxes ........         (21,259)         (23,460)           6,756          (26,534)         (36,317)
 Income tax provision .......................             (33)             (32)             (23)          (2,466)         (12,174)
                                                  -----------      -----------      -----------      -----------      -----------
 Earnings (loss) before extraordinary items .         (21,292)         (23,492)           6,733          (29,000)         (48,491)
 Extraordinary items ........................              --               --          313,702               --               --
                                                  -----------      -----------      -----------      -----------      -----------
 Net earnings (loss) ........................     $   (21,292)     $   (23,492)     $   320,435      $   (29,000)     $   (48,491)
                                                  ===========      ===========      ===========      ===========      ===========
 Net loss per share - basic and diluted .....                                                        $     (0.97)     $     (1.62)
                                                                                                     ===========      ===========


                                                                                       PREDECESSOR COMPANY
                                                                   -----------------------------------------------------------
                                                                       Q1              Q2             Q3               Q4
                                                                   ----------      ----------      ----------     ------------
                                                                    13 WEEKS        13 WEEKS       13 WEEKS         13 WEEKS
                                                                     ENDED           ENDED           ENDED           ENDED
                                                                     MAY 1,         JULY 31,      OCTOBER 30,     JANUARY 29,
                                                                      1999            1999           1999             2000
                                                                   ----------      ----------      ----------     ------------
 FISCAL 1999
 Sales..........................................................   $  894,457      $  922,728      $  924,854     $    956,045
 Cost of sales..................................................     (639,510)       (657,887)       (663,794)        (678,126)
                                                                   ----------      ----------      ----------     ------------
 Gross profit (a)...............................................      254,947         264,841         261,060          277,919
 Selling, general and administrative expenses...................     (206,519)       (212,243)       (214,813)        (217,139)
 Depreciation and amortization..................................      (18,227)        (18,382)        (19,111)         (19,014)
                                                                   ----------      ----------      ----------     ------------
 Operating earnings.............................................       30,201          34,216          27,136           41,766
 Interest expense, net..........................................      (39,473)        (40,366)        (41,026)         (42,246)
                                                                   ----------      ----------      ----------     ------------
 Loss before income taxes.......................................       (9,272)         (6,150)        (13,890)            (480)
 Income tax provision...........................................          (34)            (34)            (34)          (2,005)
                                                                   ----------      ----------      ----------     ------------
 Net loss.......................................................   $   (9,306)     $   (6,184)     $  (13,924)    $     (2,485)
                                                                   ==========      ==========      ==========     ============

--------

(a) The Successor Company's pretax LIFO expense was $0.5 million for the six weeks ended October 28, 2000 with a corresponding $0.5 million LIFO credit in the fourth quarter of fiscal 2000. The Predecessor Company's pretax LIFO expense was $0.9 million for the 33 weeks ended September 16, 2000 consisting of provisions of $0.4 million in the first and second quarters and a provision of $0.1 million for the seven weeks ended September 16, 2000. The Predecessor Company's pretax LIFO credit for fiscal 1999 was $0.03 million consisting of provisions of $0.4 million in each of the first three quarters and a $1.23 million LIFO credit in the fourth quarter.

(b) The Successor Company's reorganization income of $7.4 million for the 20 weeks ended February 3, 2001 represented a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims. The Predecessor Company's reorganization expenses of $0.9 million for the 33 weeks ended September 16, 2000 are comprised of $19.1 million of employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization, net of a gain of $18.2 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases. The $18.2 million gain, which was previously classified as part of the Predecessor Company's extraordinary items for the 33 weeks ended September 16, 2000, has been reclassified to reorganization income (expenses).

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Pathmark Stores, Inc.



We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and subsidiaries as of February 3, 2001 (Successor Company balance sheet) and January 29, 2000 (Predecessor Company balance sheet), and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the 20 weeks ended February 3, 2001 (Successor Company operations), the 33 weeks ended September 16, 2000, and for each of the two years in the period ended January 29, 2000 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on September 7, 2000, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective after the close of business on September 19, 2000. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "FINANCIAL REPORTING FOR ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Pathmark Stores, Inc. and subsidiaries as of February 3, 2001, and the results of their operations and their cash flows for the 20 weeks ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Predecessor Company as of January 29, 2000, and the results of their operations and their cash flows for the 33 weeks ended September 16, 2000, and for each of the two years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche  LLP
New York, New York
March 29, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  Directors of the Registrant

         Information concerning this item will be included in the registrant's 2001 Proxy Statement which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after February 3, 2001, and is incorporated herein by reference.

    (b)  Executive Officers of the Registrant

         Information concerning this item is included in this report under Item 4A, "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning this item will be included in the registrant's 2001 Proxy Statement which will be filed with the SEC within 120 days after February 3, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning this item will be included in the registrant's 2001 Proxy Statement which will be filed with the SEC within 120 days after February 3, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning this item will be included in the registrant's 2001 Proxy Statement which will be filed with the SEC within 120 days after February 3, 2001, and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index on pages 43 and 44 of this report.

    (b)  Financial Statement Schedules

         None required.

    (c)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fiscal quarter ended February 3, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2001             PATHMARK STORES, INC.

                               BY            /S/ FRANK G. VITRANO
                                      ------------------------------------------
                                              (FRANK G. VITRANO)
                                          EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER


                               BY            /S/ JOSEPH W. ADELHARDT
                                     -------------------------------------------
                                             (JOSEPH W. ADELHARDT)
                                       SENIOR VICE PRESIDENT AND CONTROLLER,
                                             CHIEF ACCOUNTING OFFICER

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


               SIGNATURE                            TITLE                                                DATE
               ---------                            -----                                                ----

         /s/ James L. Donald              Director, Chairman, President and                           May 3, 2001
         -------------------              Chief Executive Officer
           (James L. Donald)              (Principal Executive Officer)

         /s/ Frank G. Vitrano             Director, Executive Vice President and                      May 3, 2001
         --------------------             Chief Financial Officer
           (Frank G. Vitrano)             (Principal Financial Officer)

         /s/ Joseph W. Adelhardt          Senior Vice President and Controller                        May 3, 2001
         -----------------------          (Principal Accounting Officer)
         (Joseph W. Adelhardt)

         /s/ William J. Begley            Director*                                                   May 3, 2001
         ---------------------
          (William J. Begley)

         /s/ Daniel H. Fitzgerald         Director*                                                   May 3, 2001
         ------------------------
         (David H. Fitzgerald)

         /s/ Eugene M. Freedman           Director*                                                   May 3, 2001
         ----------------------
          (Eugene M. Freedman)

         /s/ Robert G. Miller             Director*                                                   May 3, 2001
         --------------------
          (Robert G. Miller)

         /s/ Steven L. Volla              Director*                                                   May 3, 2001
         -------------------
          (Stephen L. Volla)

  *By:   /s/ Marc A. Strassler
         ---------------------
             Marc A. Strassler
             Attorney-in-Fact

                                  EXHIBIT INDEX


   EXHIBIT                                                                                   PAGE
     NO.                              EXHIBIT                                                 NO.
  --------                            --------                                               -----
    2.1     Plan of Reorganization (incorporated by reference from the
            Registration Statement on Form S-1 as filed with the SEC on October
            19, 2000, File No. 333-46882 (the "2000 Registration
            Statement"))................................................................

    3.1     Amended and Restated Certificate of Incorporation of the Company
            (incorporated by reference from the 2000 Registration
            Statement)..................................................................

    3.2     Amended and Restated Bylaws of the Company (incorporated by reference from the 2000 Registration
            Statement)..................................................................

    4.1     Form of Common Stock Certificate (incorporated by reference from the
            2000 Registration
            Statement)..................................................................

    4.2     Registration Rights Agreement (incorporated by reference from the
            2000 Registration Statement...

    4.3     Warrant Agreement (incorporated by reference from the 2000
            Registration Statement).....................................................

   10.1     Supermarkets General Corporation Management Incentive Plan effective
            June 17, 1971 (incorporated by reference from the 1971 Registration
            Statement on Form S-1 of Holdings, File No.
            33-16963)...................................................................

  10.2      Supermarkets General Corporation Savings Plan (as Amended and
            Restated effective April 1, 1983) as amended through January 1, 1987
            (incorporated by reference from the 1987 Registration Statement on
            Form S-1 of Holdings, File No.
            33-16963)...................................................................

  10.3      First Amended and Restated Supply Agreement among Registrant,
            Plainbridge and C&S Wholesale Grocers, Inc. dated as of January 29,
            1998 (incorporated by reference from 1997 Annual Report on Form
            10-K).......................................................................

  10.4      Employment Agreement dated as of October 8, 1996, between
            Registrant, SMG-II and James Donald (incorporated by reference from the 1997 Annual Report on Form 10-K)........................................

  10.5      Employment Agreement between the Registrant and Robert Joyce dated
            February 1, 1999 (incorporated by reference from the Holdings
            14D-9)......................................................................

  10.6      Employment Agreement between the Registrant and Eileen Scott dated
            February 1, 1999 (incorporated by reference from the Holdings
            14D-9)......................................................................

  10.7      Employment Agreement between the Registrant and Frank Vitrano dated
            February 1, 1999 (incorporated by reference from the Holdings
            14D-9)......................................................................

  10.8      Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Registrant and James L. Donald (incorporated by reference from the 1999 Annual Report on Form 10-K).........................

  10.9      Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Registrant and Robert Joyce (incorporated by reference from the 1999 Annual Report on Form 10-K)...................................

  10.10     Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Registrant and Eileen Scott (incorporated by reference from the 1999 Annual Report on Form 10-K)...................................

  10.11     Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Registrant and Frank Vitrano (incorporated by reference from the 1999 Annual Report on Form 10-K)...................................

  10.12     Supplemental Retirement Agreement dated March 1, 2000 between the
            Registrant and James Donald (incorporated by reference from the 1999
            Annual Report on Form 10-K).................................................

  10.13     Supplemental Retirement Agreement dated March 1, 2000 between the
            Registrant and Robert Joyce (incorporated by reference from the 1999
            Annual Report on Form 10-K).................................................


   EXHIBIT                                                                                   PAGE
     NO.                              EXHIBIT                                                 NO.
  --------                            --------                                               -----

  10.14     Supplemental Retirement Agreement dated March 1, 2000 between the
            Registrant and Eileen Scott (incorporated by reference from the 1999
            Annual Report on Form 10-K).................................................

  10.15     Supplemental Retirement Agreement dated March 1, 2000 between the
            Registrant and Frank Vitrano (incorporated by reference from the
            1999 Annual Report on Form 10-K)............................................

  10.16     Side Letter to the Sale and Retention Bonus Agreement, the Stock
            Award Agreement and the Employment Agreement dated as of July 1,
            2000 between the Registrant and James L. Donald (incorporated by reference from the 2000 Registration
            Statement)..................................................................

  10.17     Side Letter to the Sale and Retention Bonus Agreement, the Stock
            Award Agreement and the Employment Agreement dated as of July 1,
            2000 between the Registrant and Robert Joyce (incorporated by reference from the 2000 Registration
            Statement)..................................................................

  10.18     Side Letter to the Sale and Retention Bonus Agreement, the Stock
            Award Agreement and the Employment Agreement dated as of July 1,
            2000 between the Registrant and Eileen Scott (incorporated by reference from the 2000 Registration
            Statement)..................................................................

  10.19     Side Letter to the Sale and Retention Bonus Agreement, the Stock
            Award Agreement and the Employment Agreement dated as of July 1,
            2000 between the Registrant and Frank Vitrano (incorporated by reference from the 2000 Registration
            Statement)..................................................................

  10.20     Exit Facility (incorporated by reference from the 2000 Registration
            Statement)..................................................................

  10.21     2000 Employee Equity Plan (incorporated by reference from the 2000
            Registration Statement).....................................................

  10.22     2000 Non-Employee Directors Equity Plan (incorporated by reference from the 2000 Registration
            Statement)..................................................................

  10.23     Supplemental Retirement Agreement dated June 1, 1994 between the
            Registrant and Harvey Gutman (incorporated by reference from the
            1994 Annual Report on Form 10-K)............................................

  10.24     Employment Agreement dated February 1, 1999 between the Registrant
            and Harvey Gutman............................................................     *

  10.25     Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Registrant and Harvey
            Gutman......................................................................      *

  10.26     Side Letter to the Sale and Retention Bonus Agreement, the Stock
            Award Agreement and the Employment Agreement dated as of July 1,
            2000 between the Registrant and Harvey Gutman................................     *

  12.1      Computation of Ratio of Earnings to Fixed Charges............................     *

  21.1      List of Subsidiaries........................................................      *

  99.1      Risk Factors................................................................      *

---------

  * Filed herewith.