Form 10-Q
period 2001-05-05
PATHMARK STORES INC
filed 2001-06-19
CIK 95585

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                -----------------

FOR THE FISCAL QUARTER ENDED                             COMMISSION FILE NUMBER
       MAY 5, 2001                                              1-5287

                                -----------------

                              PATHMARK STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         22-2879612
 (State of other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

         200 MILIK STREET
       CARTERET, NEW JERSEY                                     07008
 (Address of principal executive offices)                     (Zip Code)


                                 (732) 499-3000
              (Registrant's telephone number, including area code)

                                -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                              None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.01 per share
                        Warrants to purchase Common Stock


                                -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   /X/                      No  / /

   As of June 1, 2001, 30,098,510 shares of the Common Stock were issued and outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          SUCCESSOR     PREDECESSOR
                                                           COMPANY        COMPANY
                                                          ---------      ---------
                                                          13 WEEKS       13 WEEKS
                                                            ENDED          ENDED
                                                            MAY 5,       APRIL 29,
                                                            2001           2000
                                                          ---------      ---------
Sales ...............................................     $ 977,197      $ 919,196
Cost of sales (exclusive of depreciation and
  amortization shown separately below)...............      (704,537)      (661,544)
                                                          ---------      ---------
Gross profit ........................................       272,660        257,652
Selling, general and administrative expenses ........      (228,134)      (212,715)
Depreciation and amortization .......................       (18,603)       (18,928)
Reorganization expenses .............................            --         (5,134)
Amortization of excess reorganization value .........       (66,378)            --
                                                          ---------      ---------
Operating earnings (loss) ...........................       (40,455)        20,875
Interest expense, net ...............................       (17,580)       (42,134)
                                                          ---------      ---------
Loss before income taxes ............................       (58,035)       (21,259)
Income tax provision ................................        (3,362)           (33)
                                                          ---------      ---------
Net loss ............................................       (61,397)       (21,292)
Less: noncash preferred stock accretion and dividend
  requirements ......................................            --         (9,970)
                                                          ---------      ---------
Net loss attributable to common stock ...............     $ (61,397)     $ (31,262)
Weighted average number of shares outstanding - basic     =========      =========
  and diluted .......................................        30,000
Net loss per share - basic and diluted ..............     =========
                                                          $   (2.05)
                                                          =========


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     MAY 5,         FEBRUARY 3,
                                                                                      2001             2001
                                                                                   -----------      -----------
ASSETS
Current assets
   Cash and cash equivalents .................................................     $    55,753      $    84,601
   Accounts receivable, net ..................................................          18,925           18,466
   Merchandise inventories ...................................................         192,769          176,284
   Prepaid expenses ..........................................................          22,264           21,539
   Due from suppliers ........................................................          53,449           58,413
   Other current assets ......................................................           8,132            7,379
                                                                                   -----------      -----------
       Total current assets ..................................................         351,292          366,682
Property and equipment, net ..................................................         543,317          532,141
Excess reorganization value, net .............................................         633,136          699,514
Other noncurrent assets ......................................................         127,442          127,104
                                                                                   -----------      -----------
                                                                                   $ 1,655,187      $ 1,725,441
                                                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ..........................................................     $    89,346      $    79,499
   Accrued payroll and payroll taxes .........................................          47,143           48,203
   Current maturities of long-term debt ......................................          12,700           11,174
   Current portion of lease obligations ......................................          17,560           18,337
   Accrued interest payable ..................................................           7,887           10,464
   Accrued expenses and other current liabilities ............................          95,863          101,124
                                                                                   -----------      -----------
       Total current liabilities .............................................         270,499          268,801
                                                                                   -----------      -----------
Long-term debt ...............................................................         437,651          441,162
                                                                                   -----------      -----------
Long-term lease obligations ..................................................         172,008          177,192
                                                                                   -----------      -----------
Deferred income taxes ........................................................          78,026           74,948
                                                                                   -----------      -----------
Other noncurrent liabilities .................................................         169,126          174,365
                                                                                   -----------      -----------
Commitments and contingencies
Stockholders' equity
   Preferred stock ...........................................................              --               --
     Authorized: 5,000,000 shares; issued and outstanding: none issued
   Common stock $0.01 par value ..............................................             301              301
     Authorized: 100,000,000 shares; issued and outstanding: 30,098,510 shares
   Common stock warrants .....................................................          59,982           59,982
   Paid-in capital ...........................................................         606,987          606,987
   Accumulated deficit .......................................................        (138,888)         (77,491)
   Unamortized value of restricted common stock grants .......................            (505)            (806)
                                                                                   -----------      -----------
       Total stockholders' equity ............................................         527,877          588,973
                                                                                   -----------      -----------
                                                                                   $ 1,655,187      $ 1,725,441
                                                                                   ===========      ===========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        SUCCESSOR    PREDECESSOR
                                                                         COMPANY       COMPANY
                                                                         --------      --------
                                                                         13 WEEKS     13 WEEKS
                                                                          ENDED         ENDED
                                                                          MAY 5,       APRIL 29,
                                                                           2001          2000
                                                                         --------      --------
Operating Activities
    Net loss .......................................................     $(61,397)     $(21,292)
    Adjustments to reconcile the net loss to the net cash
      provided by (used for) operating activities:
       Depreciation and amortization ...............................       18,822        21,072
       Amortization of excess reorganization value .................       66,378            --
       Amortization of deferred financing costs ....................          562         1,108
       Deferred income tax provision ...............................        3,136            --
       Gain on sale or disposal of property and equipment ..........           --        (1,801)
       Cash provided by (used for) operating assets and liabilities:
         Accounts receivable .......................................         (459)        1,896
         Merchandise inventories ...................................      (16,485)      (10,132)
         Due from suppliers ........................................        4,964         6,117
         Other current assets ......................................       (1,545)       (1,564)
         Noncurrent assets .........................................       (2,318)       (3,449)
         Accounts payable ..........................................        9,847       (12,005)
         Accrued interest payable ..................................       (2,604)       26,995
         Accrued expenses and other current liabilities ............       (6,534)         (388)
         Other noncurrent liabilities ..............................       (4,904)       (8,225)
                                                                         --------      --------
            Cash provided by (used for) operating activities .......        7,463        (1,668)
                                                                         --------      --------
Investing Activities
    Property and equipment expenditures ............................      (30,603)       (9,282)
    Proceeds from disposition of property and equipment ............           --         9,799
                                                                         --------      --------
            Cash provided by (used for) investing activities .......      (30,603)          517
                                                                         --------      --------
Financing Activities
    Repayments of the term loan ....................................       (1,813)       (5,229)
    Borrowings under the working capital facility ..................           --         6,700
    Increase in other debt .........................................          157            --
    Repayment of other debt ........................................         (329)         (982)
    Decrease in lease obligations ..................................       (3,723)       (4,803)
    Increase in book overdrafts ....................................           --         3,330
    Deferred financing costs .......................................           --          (960)
                                                                         --------      --------
            Cash used for financing activities .....................       (5,708)       (1,944)
                                                                         --------      --------
Decrease in cash and cash equivalents ..............................      (28,848)       (3,095)
Cash and cash equivalents at beginning of period ...................       84,601        16,196
                                                                         --------      --------
Cash and cash equivalents at end of period .........................     $ 55,753      $ 13,101
                                                                         ========      ========
Supplemental Disclosures of Cash Flow Information
    Interest paid ..................................................     $ 20,399      $ 13,889
                                                                         ========      ========
    Income taxes paid ..............................................     $     68      $     26
                                                                         ========      ========
Noncash Investing and Financing Activities
    Capital lease obligations ......................................     $     --      $ 12,503
                                                                         ========      ========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   PLAN OF REORGANIZATION

   Pathmark Stores, Inc. (the "Company") completed its plan of reorganization (the "Plan of Reorganization") and formally exited Chapter 11 on September 19, 2000 (the "Effective Date"). As a result, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designed "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company' with the Saturday nearest the Effective Date utilized for the accounting closing date related to the Predecessor Company financial statements. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of the Plan of Reorganization, the results of operations of the Predecessor Company and Successor Company are not comparable.

NOTE 2. BUSINESS AND BASIS OF PRESENTATION

   BUSINESS:
    The Company operated 143 supermarkets as of May 5, 2001, primarily in the New York, New Jersey and Philadelphia metropolitan areas.

   BASIS OF PRESENTATION:
    The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated February 3, 2001, as filed with the SEC on May 3, 2001.

   PRINCIPLES OF CONSOLIDATION:
    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated in consolidation.

   NET LOSS PER SHARE:
    Weighted average outstanding shares, for net loss per share - basic and diluted, were 30.0 million shares for the 13 weeks ended May 5, 2001. Excluded from the calculation of net loss per share - basic were 98,510 shares of restricted common stock as such shares do not vest until the first anniversary of the Effective Date. All stock options, warrants and restricted common stock were excluded from the computation of the Company's net loss per share - diluted because their effect would have been anti-dilutive. Net loss per share data is not presented for the Predecessor Company due to the significant change in the Company's capital structure.

   COMPREHENSIVE LOSS:
    The Company has no items of comprehensive loss other than its net loss and, accordingly, the comprehensive loss is the same as the reported net loss for the periods presented.

NOTE 3. CASH AND CASH EQUIVALENTS

   Cash and cash equivalents are comprised of the following (in thousands):

                                                                MAY 5,    FEBRUARY 3,
                                                                 2001        2001
                                                               --------    --------
Cash........................................................   $ 17,923    $ 17,559
Cash equivalents............................................     37,830      67,042
                                                               --------    --------
Cash and cash equivalents...................................   $ 55,753    $ 84,601
                                                               ========    ========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4. LONG-TERM DEBT

   Long-term debt is comprised of the following (in thousands):

                                                               MAY 5,   FEBRUARY 3,
                                                                2001        2001
                                                             ---------   ---------
Term loan..................................................  $ 419,562   $ 421,375
Industrial revenue bonds...................................      8,104       8,128
Other debt (primarily mortgages)...........................     22,685      22,833
                                                             ---------   ---------
Total debt.................................................    450,351     452,336
Less: current maturities...................................    (12,700)    (11,174)
                                                             ---------   ---------
Long-term portion..........................................  $ 437,651   $ 441,162
                                                             =========   =========

   In September 2000, the Company entered into a credit agreement with a group of lenders led by The Chase Manhattan Bank. The credit agreement includes a $425.0 million term loan and a $175.0 million working capital facility. The credit agreement bears interest at floating rates, ranging from LIBOR plus 3% to LIBOR plus 4%. The weighted average interest rate for the term loan was 9.5% during the 13 weeks ended May 5, 2001. The Company is required to repay a portion of its borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the working capital facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of May 5, 2001, no borrowings were made under the working capital facility and $44.0 million in letters of credit were outstanding.

   Borrowings under the credit agreement are secured by substantially all of the Company's assets, other than certain specific assets secured by mortgages. The credit agreement restricts, among other things, the payment of cash dividends and the redemption of common stock. Other provisions of the credit agreement limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including minimum interest and rental coverage and minimum cash flow. The Company was in compliance with such covenants as of May 5, 2001 and, based on management's operating projections for the remainder of fiscal 2001, the Company believes that it will continue to be in compliance with such covenants.

NOTE 5. INTEREST EXPENSE, NET

   Interest expense, net is comprised of the following (in thousands):

                                                             SUCCESSOR  PREDECESSOR
                                                              COMPANY     COMPANY
                                                             ---------   ---------
                                                             13 WEEKS    13 WEEKS
                                                               ENDED       ENDED
                                                              MAY 5,     APRIL 29,
                                                               2001        2000
                                                             ---------   ---------
Term loan..................................................  $   9,947   $   5,180
Working capital facility...................................         --       2,268
Subordinated debt..........................................         --      25,572
Amortization of deferred financing costs...................        562       1,108
Lease obligations..........................................      5,220       5,367
Interest income............................................       (838)       (121)
Other......................................................      2,689       2,760
                                                             ---------   ---------
Interest expense, net......................................  $  17,580   $  42,134
                                                             =========   =========

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 6. GRAND UNION STORES

   On March 3, 2001, the Company purchased six Grand Union supermarkets in New York and New Jersey for $15.2 million, excluding merchandise inventory. Five of the Grand Union stores opened as Pathmark supermarkets in March 2001 and the sixth store will open in the latter half of fiscal 2001.

NOTE 7. OUTSOURCING AGREEMENT

   In April 2001, the Company entered into a new five-year outsourcing agreement with International Business Machines Corporation to continue to provide a wide range of information systems services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   SALES:
    Sales in the first quarter of fiscal 2001 were $977.2 million compared to $919.2 million in fiscal 2000, an increase of 6.3%. The sales increase was primarily due to higher same store sales of 3.1% and new stores. Sales benefited from the Company's various post restructuring initiatives, such as double coupons and increased promotional spending, and from customer anticipation of a major snow storm, which did not materialize. The Company operated 143 and 135 supermarkets at the end of the first quarters of fiscal 2001 and fiscal 2000, respectively. Included in the 143 supermarkets are five Grand Union stores converted to Pathmark supermarkets and opened in March 2001.

   GROSS PROFIT:
    Gross profit in the first quarter of fiscal 2001 was $272.7 million or 27.9% of sales compared with $257.7 million or 28.0% of sales in fiscal 2000. The increase in gross profit of $15.0 million for the first quarter of fiscal 2001 compared to fiscal 2000 was primarily due to higher sales, partially offset by higher promotional expenses. The cost of goods sold comparisons were affected by pretax LIFO charges of $0.5 million and $0.4 million in the first quarters of fiscal 2001 and fiscal 2000, respectively.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):
    SG&A in the first quarter of fiscal 2001 increased $15.4 million or 7.2% compared to fiscal 2000. The increase was primarily due to higher expenses related to store labor and related benefits, pre-opening expenses of $2.0 million related to the five converted Grand Union stores, as well as a gain of $1.8 million in fiscal 2000 from the sale of real estate, partially offset by income of $1.3 million in fiscal 2001 resulting from the settlement of a class action related to price fixing for prescription drugs. As a percentage of sales, SG&A was 23.3% in the first quarter of fiscal 2001 compared to 23.1% in the first quarter of fiscal 2000. Excluding the aforementioned pre-opening expenses, the real estate gain and the class action settlement, SG&A as a percentage of sales was 23.2% in the first quarter of fiscal 2001 compared to 23.3% in the first quarter of fiscal 2000.

   DEPRECIATION AND AMORTIZATION:
    Depreciation and amortization of $18.6 million in the first quarter of fiscal 2001 was $0.3 million lower than the $18.9 million in fiscal 2000, primarily due to the impact of lower capital expenditures in fiscal 2000. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $2.0 million in the first quarter of fiscal 2000. There is no video tape amortization in fiscal 2001 since the Company is no longer in the video tape rental business.

   REORGANIZATION EXPENSES:
    Reorganization expenses of $5.1 million in fiscal 2000 are comprised of accruals for employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization.

   AMORTIZATION OF EXCESS REORGANIZATION VALUE:
    Excess reorganization value of $798.0 million is being amortized over three years. Amortization expense for the 13 weeks ended May 5, 2001 was $66.4 million.

   OPERATING EARNINGS (LOSS):
    The operating loss in the first quarter of fiscal 2001 was $40.5 million compared to operating earnings of $20.9 million in fiscal 2000. The decrease in operating earnings was due to the amortization of the excess reorganization value in fiscal 2001, partially offset by the reorganization expenses in fiscal 2000.

   INTEREST EXPENSE, NET:
    Interest expense was $17.6 million in the first quarter of fiscal 2001 compared to $42.1 million in fiscal 2000. The decrease in interest expense in the first quarter of fiscal 2001 compared to fiscal 2000 was primarily due to the cancellation of subordinated debt under the Plan of Reorganization.

   INCOME TAX PROVISION:
    The income tax provision of $3.4 million in the first quarter of fiscal 2001 was based on an effective income tax rate of 40.3% expected to be applicable for the full fiscal year, excluding the nondeductible amortization of excess reorganization value. No income tax benefit was recognized in the first quarter of fiscal 2000 since the Company recorded a valuation allowance related to such income tax benefit. During the first quarter of fiscal 2001, the Company made income tax payments of $68,000 and received income tax refunds of $2,000.

   SUMMARY OF OPERATIONS:
    The Company's net loss in the first quarter of fiscal 2001 was $61.4 million compared to $21.3 million in fiscal 2000. The increase in the net loss was primarily due to the amortization of excess reorganization value of $66.4 million. Excluding the amortization of excess reorganization value, the Company's net earnings was $5.0 million in the first quarter of fiscal 2001.

   COMPREHENSIVE LOSS:
    The Company has no items of comprehensive loss other than net loss and, accordingly, the comprehensive loss is the same as the reported net loss for the periods presented.

   EBITDA-FIFO:
    EBITDA-FIFO was $45.2 million and $45.7 million in the first quarters of fiscal 2001 and fiscal 2000, respectively. EBITDA-FIFO represents net earnings before interest, income taxes, depreciation, amortization, the gain on the sale of real estate and the LIFO charge. While EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt, it should not be construed as an alternative to, or a better indicator of, operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA-FIFO may not be comparable to similarly titled measures reported by other companies.

FINANCIAL CONDITION

   DEBT SERVICE AND LIQUIDITY:
    As a result of the substantial debt reduction resulting from the Plan of Reorganization, the Company's debt service and liquidity have improved significantly compared to the Predecessor Company's financial condition.

    On the Effective Date, the Company entered into a credit agreement with a group of lenders led by The Chase Manhattan Bank. The credit agreement includes a $425.0 million term loan and a $175.0 million working capital facility. The credit agreement bears interest at floating rates, ranging from LIBOR plus 3% to LIBOR plus 4%. The weighted average interest rate for the term loan was 9.5% during the 13 weeks ended May 5, 2001. The Company is required to repay a portion of its borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the working capital facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of May 5, 2001 and June 1, 2001, no borrowings were made under the working capital facility. Outstanding letters of credit were $44.0 million and $41.0 million as of May 5, 2001 and June 1, 2001, respectively.

    Borrowings under the credit agreement are secured by substantially all of the Company's assets, other than certain specific assets secured by mortgages. The credit agreement restricts, among other things, the payment of cash dividends and the redemption of common stock. Other provisions of the credit agreement limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including minimum interest and rental coverage and minimum cash flow. The Company was in compliance with all covenants as of May 5, 2001 and, based on management's operating projections for the remainder of fiscal 2001, the Company believes that it will continue to be in compliance with such covenants. The Company's liquidity also included marketable securities of $37.8 million and $41.8 million as of May 5, 2001 and June 1, 2001, respectively.

   CAPITAL EXPENDITURES:
    Capital expenditures in the first quarter of fiscal 2001, including property acquired under capital leases, were $30.6 million compared to $21.8 million in fiscal 2000. During the first quarter of fiscal 2001, the Company purchased six Grand Union stores. It opened five of them as Pathmark supermarkets and renovated four stores. During the remainder of fiscal 2001, the Company expects to open four additional stores (including one Grand Union store and one replacement store) and complete 31 additional store renovations. Capital expenditures for fiscal 2001, including property to be acquired under capital leases, are estimated to be $150.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the working capital facility, its cash equivalents and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

   CASH FLOWS:
    Cash provided by operating activities was $7.5 million in the first quarter of fiscal 2001 compared to cash used for operating activities of $1.7 million in fiscal 2000. The increase in cash provided by operating activities was primarily due to the decrease in interest expense, partially offset by the increase in cash used for operating assets and liabilities of $19.3 million. Cash used for investing activities was $30.6 million in the first quarter of fiscal 2001 compared to cash provided by investing activities of $0.5 million in fiscal 2000. The increase in cash used for investing activities was primarily due to an increase in expenditures for property and equipment. Cash used for financing activities was $5.7 million in the first quarter of fiscal 2001 compared to $1.9 million in fiscal 2000. Cash used for financing activities was higher in fiscal 2001 compared to fiscal 2000 which included an increase in book overdrafts.

NEW ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective February 4, 2001. The adoption of SFAS No. 133 did not have any effect on the financial position, results of operations, or cash flows of the Company.

FORWARD-LOOKING INFORMATION

   This report and documents incorporated herein by reference contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to, competitive practices, including store openings and renovations, and pricing and promotional activity in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its associates and the terms of future collective bargaining agreements; the costs of other legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; availability and terms of financing; supply or quality control problems with the Company's vendors and changes in economic conditions which affect the spending patterns of the Company's customers. Such forward-looking statements can be identified by the use of words like "believes", "expects", "plans", "may", "will", "should", "anticipates", or similar expressions, as well as discussions of strategy. A more detailed description of some of the risk factors is set forth in the Company's Annual Report on Form 10-K dated February 3, 2001, as filed with the SEC on May 3, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

   (a)  EXHIBITS:

        Exhibit 10.1  -  Restated and Amended Employment Agreement dated March
                         29, 2001 between the Registrant and James L. Donald

        Exhibit 10.2  -  2000 Non-Employee Directors Equity Plan (as amended as of March 29, 2001)

   (b) REPORT ON FORM 8-K: A current report on Form 8-K, related to the Company's press release dated April 4, 2001, was filed during the fiscal quarter ended May 5, 2001.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PATHMARK STORES, INC.

                                   BY           /S/ FRANK G. VITRANO
                                         ---------------------------------------
                                                 (FRANK G. VITRANO)
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER



                                   BY         /S/ JOSEPH W. ADELHARDT
                                         ---------------------------------------
                                               (JOSEPH W. ADELHARDT)
                                             SENIOR VICE PRESIDENT AND
                                                    CONTROLLER,
                                              CHIEF ACCOUNTING OFFICER




DATE:       June 19, 2001