Form 10-Q
period 2001-08-04
PATHMARK STORES INC
filed 2001-09-14
CIK 95585

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------------

FOR THE FISCAL QUARTER ENDED                              COMMISSION FILE NUMBER
     AUGUST 4, 2001                                              1-5287

                            -----------------------

                             PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          22-2879612
    (State of other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

          200 MILIK STREET
        CARTERET, NEW JERSEY                                       07008
(Address of principal executive offices)                         (Zip Code)

                                 (732) 499-3000
              (Registrant's telephone number, including area code)

                            -----------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.01 per share
                        Warrants to purchase Common Stock

                            -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   /X/              No  / /

         As of September 4, 2001, 30,098,510 shares of the Common Stock were issued and outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SUCCESSOR     PREDECESSOR     SUCCESSOR       PREDECESSOR
                                                                  COMPANY        COMPANY        COMPANY          COMPANY
                                                                ------------   ------------   -------------    -------------
                                                                  13 WEEKS       13 WEEKS        26 WEEKS        26 WEEKS
                                                                   ENDED          ENDED          ENDED            ENDED
                                                                  AUGUST 4,      JULY 29,       AUGUST 4,        JULY 29,
                                                                    2001           2000            2001            2000
                                                                ------------   ------------   -------------    -------------
Sales.........................................................  $   997,690    $   929,597    $  1,974,887     $  1,848,793

Cost of sales (exclusive of depreciation and amortization
   shown separately below)....................................     (720,542)      (667,228)     (1,425,079)      (1,328,772)
                                                                ------------   ------------   -------------    -------------

Gross profit..................................................      277,148        262,369         549,808          520,021

Selling, general and administrative expenses..................     (232,548)      (215,751)       (460,682)        (428,466)

Depreciation and amortization.................................      (19,590)       (19,626)        (38,193)         (38,554)

Reorganization expenses.......................................           --         (4,753)             --           (9,887)

Amortization of excess reorganization value...................      (66,378)            --        (132,756)              --
                                                                ------------   ------------   -------------    -------------

Operating earnings (loss).....................................      (41,368)        22,239         (81,823)          43,114

Interest expense, net.........................................      (16,243)       (45,699)        (33,823)         (87,833)
                                                                ------------   ------------   -------------    -------------

Loss before income taxes......................................      (57,611)       (23,460)       (115,646)         (44,719)

Income tax provision..........................................       (3,542)           (32)         (6,904)             (65)
                                                                ------------   ------------   -------------    -------------

Net loss......................................................      (61,153)       (23,492)       (122,550)         (44,784)

Less: noncash preferred stock accretion
   and dividend requirements..................................           --         (4,600)             --          (14,570)
                                                                ------------   ------------   -------------    -------------

Net loss attributable to common stock.........................  $   (61,153)   $   (28,092)   $   (122,550)    $    (59,354)
                                                                ============   ============   =============    =============

Weighted average shares outstanding - basic and diluted.......       30,000                         30,000
                                                                ============                  =============

Net loss per share - basic and diluted........................  $     (2.04)                  $      (4.09)
                                                                ============                  =============



           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      AUGUST 4,        FEBRUARY 3,
                                                                                         2001             2001
                                                                                     -------------    --------------
ASSETS
Current assets
   Cash and cash equivalents.....................................................    $     66,394      $     84,601
   Accounts receivable, net......................................................          19,577            18,466
   Merchandise inventories.......................................................         181,662           176,284
   Prepaid expenses..............................................................          20,336            21,539
   Due from suppliers............................................................          57,284            58,413
   Other current assets..........................................................           8,733             7,379
                                                                                     -------------    --------------

       Total current assets......................................................         353,986           366,682
Property and equipment, net......................................................         539,004           532,141
Excess reorganization value, net.................................................         566,758           699,514
Other noncurrent assets..........................................................         131,231           127,104
                                                                                     -------------    --------------

                                                                                     $  1,590,979      $  1,725,441
                                                                                     =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable..............................................................    $     89,236      $     79,499
   Accrued payroll and payroll taxes.............................................          49,599            48,203
   Current maturities of long-term debt..........................................          14,108            11,174
   Current portion of lease obligations..........................................          16,866            18,337
   Accrued interest payable......................................................           7,125            10,464
   Accrued expenses and other current liabilities................................          97,159           101,124
                                                                                     -------------    --------------

       Total current liabilities.................................................         274,093           268,801
                                                                                     -------------    --------------

Long-term debt...................................................................         434,145           441,162
                                                                                     -------------    --------------

Long-term lease obligations......................................................         168,750           177,192
                                                                                     -------------    --------------

Deferred income taxes............................................................          80,876            74,948
                                                                                     -------------    --------------

Other noncurrent liabilities.....................................................         166,527           174,365
                                                                                     -------------    --------------

Commitments and contingencies
Stockholders' equity
   Preferred stock...............................................................              --                --
     Authorized: 5,000,000 shares; issued and outstanding: none issued
   Common stock $0.01 par value..................................................             301               301
     Authorized: 100,000,000 shares; issued and outstanding: 30,098,510 shares
   Common stock warrants.........................................................          59,982            59,982
   Paid-in capital...............................................................         606,987           606,987
   Accumulated deficit...........................................................        (200,041)          (77,491)
   Accumulated other comprehensive loss..........................................            (438)               --
   Unamortized value of restricted common stock grants...........................            (203)             (806)
                                                                                     -------------    --------------

       Total stockholders' equity................................................         466,588           588,973
                                                                                     -------------    --------------

                                                                                     $  1,590,979      $  1,725,441
                                                                                     =============    ==============



           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SUCCESSOR        PREDECESSOR
                                                                                 COMPANY           COMPANY
                                                                               ------------      -----------
                                                                                 26 WEEKS         26 WEEKS
                                                                                  ENDED             ENDED
                                                                                AUGUST 4,         JULY 29,
                                                                                   2001             2000
                                                                               ------------      -----------
Operating Activities
    Net loss...............................................................    $ (122,550)       $  (44,784)
    Adjustments to reconcile the net loss to the net cash
      provided by (used for) operating activities:
       Depreciation and amortization.......................................        38,577            41,026
       Amortization of excess reorganization value.........................       132,756                --
       Amortization of deferred financing costs............................         1,124             2,566
       Deferred income tax provision.......................................         6,044                --
       Gain on sale or disposal of property and equipment..................            --            (1,883)
       Cash provided by (used for) operating assets and liabilities:
         Accounts receivable...............................................        (1,111)             (276)
         Merchandise inventories...........................................        (5,378)            2,889
         Due from suppliers................................................         1,129             7,641
         Other current assets..............................................          (670)           (5,372)
         Noncurrent assets.................................................        (6,679)          (12,638)
         Accounts payable..................................................         9,737            (3,255)
         Accrued interest payable..........................................        (3,392)           54,229
         Accrued expenses and other current liabilities....................        (2,590)            3,521
         Other noncurrent liabilities......................................        (7,416)          (12,610)
                                                                               ------------      -----------

            Cash provided by operating activities..........................        39,581            31,054
                                                                               ------------      -----------

Investing Activities
    Property and equipment expenditures....................................       (46,471)          (18,660)
    Proceeds from disposition of property and equipment....................            --             9,799
                                                                               ------------      -----------

            Cash used for investing activities.............................       (46,471)           (8,861)
                                                                               ------------      -----------

Financing Activities
    Repayments of the term loan............................................        (3,625)           (5,229)
    Repayments of the working capital facility.............................            --            (4,800)
    Borrowings under the DIP facility......................................            --            10,300
    Increase in other debt.................................................           157               606
    Repayment of other debt................................................          (615)           (1,295)
    Decrease in lease obligations..........................................        (7,234)           (9,446)
    Decrease in book overdrafts............................................            --            (9,182)
    Deferred financing costs...............................................            --            (3,769)
                                                                               ------------      -----------

            Cash used for financing activities.............................       (11,317)          (22,815)
                                                                               ------------      -----------

Decrease in cash and cash equivalents......................................       (18,207)             (622)
Cash and cash equivalents at beginning of period...........................        84,601            16,196
                                                                               ------------      -----------

Cash and cash equivalents at end of period.................................    $   66,394        $   15,574
                                                                               ============      ===========

Supplemental Disclosures of Cash Flow Information
    Interest paid..........................................................    $   37,441        $   31,217
                                                                               ============      ===========

    Income taxes paid......................................................    $      550        $       64
                                                                               ============      ===========

Noncash Investing and Financing Activities
    Capital lease obligations..............................................    $       --        $   19,139
                                                                               ============      ===========



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

NOTE 2.   BUSINESS AND BASIS OF PRESENTATION

    BUSINESS:
      The Company operated 141 supermarkets as of August 4, 2001, primarily in the New York-New Jersey and Philadelphia metropolitan areas. During fiscal 2001, the Company has opened five stores and on August 4, 2001, closed two under-performing stores.

    BASIS OF PRESENTATION:
      The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated February 3, 2001.

    PRINCIPLES OF CONSOLIDATION:
      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated in consolidation.

    NET LOSS PER SHARE:
      Weighted average outstanding shares, for net loss per share - basic and diluted, were 30.0 million shares for the 13 weeks and the 26 weeks ended August 4, 2001. Excluded from the calculation of net loss per share - basic were 98,510 shares of restricted common stock as such shares have not vested. All stock options, warrants and restricted common stock were excluded from the computation of the Company's net loss per share - diluted because their effect would have been anti-dilutive. Net loss per share data is not presented for the Predecessor Company due to the significant change in the Company's capital structure.

NOTE 3.   CASH AND CASH EQUIVALENTS
    Cash and cash equivalents are comprised of the following (in thousands):

                                                           AUGUST 4,     FEBRUARY 3,
                                                             2001           2001
                                                          -----------    -----------
Cash...................................................   $   18,854     $   17,559
Cash equivalents.......................................       47,540         67,042
                                                          -----------    -----------

Cash and cash equivalents..............................   $   66,394     $   84,601
                                                          ===========    ===========

NOTE 4.   LONG-TERM DEBT
    Long-term debt is comprised of the following (in thousands):

                                                           AUGUST 4,     FEBRUARY 3,
                                                             2001           2001
                                                          -----------    -----------
Term loan..............................................   $  417,750     $  421,375
Industrial revenue bonds...............................        8,080          8,128
Other debt (primarily mortgages).......................       22,423         22,833
                                                          -----------    -----------

Total debt.............................................      448,253        452,336
Less: current maturities...............................      (14,108)       (11,174)
                                                          -----------    -----------

Long-term portion......................................   $  434,145     $  441,162
                                                          ===========    ===========

    In September 2000, the Company entered into a credit agreement with a group of lenders led by The Chase Manhattan Bank. The credit agreement includes a $425.0 million term loan consisting of $125.0 million of Term Loan A and $300.0 million of Term Loan B and a $175.0 million working capital facility. The credit agreement bears interest at floating rates, ranging from LIBOR plus 3% on Term Loan A and the working capital facility to LIBOR plus 4% on Term Loan B. The weighted average interest rate for the term loan was 8.8% during the 26 weeks ended August 4, 2001. The Company is required to repay a portion of its borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the working capital facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of August 4, 2001, no borrowings were made under the working capital facility and $42.0 million in letters of credit were outstanding.

    Borrowings under the credit agreement are secured by substantially all of the Company's assets, other than certain specific assets secured by mortgages. The credit agreement restricts, among other things, the payment of cash dividends and the redemption of common stock. Other provisions of the credit agreement limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including minimum interest and rental coverage and minimum cash flow. The Company was in compliance with such covenants as of August 4, 2001 and, based on management's operating projections for the remainder of fiscal 2001, the Company believes that it will continue to be in compliance with such covenants.

NOTE 5.   DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND COMPREHENSIVE LOSS

    On February 4, 2001, the Company adopted the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive loss currently and in the income statement when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

    As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate hedging arrangement on $150 million (the "Hedged Amount") of its Term Loan B. Under this hedging arrangement, interest rates on the Hedged Amount float within a range between a minimum of 8.39% and a maximum of 10%. This derivative is recognized on the balance sheet at fair value and at inception was designated, and continues to qualify, as a cash-flow hedge of the Company's forecasted variable interest rate payments. The Company has formally documented its risk-management objectives and strategy for undertaking any hedge transaction. The impact of this cash-flow hedge during the 13 weeks and 26 weeks ended August 4, 2001 on "Comprehensive Loss" is as follows (in thousands):

                                                          SUCCESSOR     PREDECESSOR     SUCCESSOR     PREDECESSOR
                                                           COMPANY        COMPANY        COMPANY        COMPANY
                                                         -----------    -----------    -----------    -----------
                                                          13 WEEKS       13 WEEKS       26 WEEKS       26 WEEKS
                                                            ENDED          ENDED          ENDED          ENDED
                                                          AUGUST 4,      JULY 29,       AUGUST 4,      JULY 29,
                                                            2001           2000           2001           2000
                                                         -----------    -----------    -----------    -----------
Net loss..............................................   $  (61,153)    $  (23,492)    $ (122,550)    $  (44,784)
Other comprehensive loss
   Change in derivative fair value, net of tax........         (438)            --           (438)            --
                                                         -----------    -----------    -----------    -----------
Comprehensive loss....................................   $  (61,591)    $  (23,492)    $ (122,988)    $  (44,784)
                                                         ===========    ===========    ===========    ===========

NOTE 6.   INTEREST EXPENSE, NET
    Interest expense, net is comprised of the following (in thousands):

                                                                  SUCCESSOR     PREDECESSOR     SUCCESSOR     PREDECESSOR
                                                                   COMPANY        COMPANY        COMPANY        COMPANY
                                                                 -----------    -----------    -----------    -----------
                                                                  13 WEEKS       13 WEEKS       26 WEEKS       26 WEEKS
                                                                    ENDED          ENDED          ENDED          ENDED
                                                                  AUGUST 4,      JULY 29,       AUGUST 4,      JULY 29,
                                                                    2001           2000           2001           2000
                                                                 -----------    -----------    -----------    -----------
Term loan.....................................................   $    8,517     $    5,518     $   18,464     $   10,698
Working capital facility......................................           --          2,594             --          4,863
DIP facility..................................................           --             44             --             44
Subordinated debt.............................................           --         28,271             --         53,843
Amortization of deferred financing costs......................          563          1,458          1,124          2,566
Lease obligations.............................................        5,132          5,462         10,351         10,829
Interest income...............................................         (613)          (139)        (1,451)          (260)
Other.........................................................        2,644          2,491          5,335          5,250
                                                                 -----------    -----------    -----------    -----------

Interest expense, net.........................................   $   16,243     $   45,699     $   33,823     $   87,833
                                                                 ===========    ===========    ===========    ===========

NOTE 7.   GRAND UNION STORES
    On March 3, 2001, the Company purchased six former Grand Union stores in New York and New Jersey for $15.2 million, excluding merchandise inventory. Five stores opened as Pathmark supermarkets in March 2001 and the sixth store will open as a Pathmark supermarket later in fiscal 2001.



NOTE 8.   OUTSOURCING AGREEMENT
    In April 2001, the Company entered into a new five-year outsourcing agreement with International Business Machines Corporation to continue to provide a wide range of information systems services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    SALES:
      Sales in the second quarter of fiscal 2001 were $997.7 million compared to $929.6 million in fiscal 2000, an increase of 7.3%. For the six-month period of fiscal 2001, sales were $2.0 billion compared to $1.8 billion in fiscal 2000, an increase of 6.8%. The sales increases in the second quarter and the six-month period of fiscal 2001 were primarily due to higher same store sales of 3.5% and 3.3%, respectively, and new stores. Sales benefited from the Company's various post restructuring initiatives, such as double coupons and increased promotional spending. The Company operated 141 and 137 supermarkets at the end of the second quarters of fiscal 2001 and fiscal 2000, respectively.

    GROSS PROFIT:

      Gross profit in the second quarter of fiscal 2001 was $277.1 million or 27.8% of sales compared to $262.4 million or 28.2% of sales in fiscal 2000. For the six-month period of fiscal 2001, gross profit was $549.8 million or 27.8% of sales compared to $520.0 million or 28.1% in fiscal 2000. The increase in gross profit dollars in the second quarter and the six-month period of fiscal 2001 was primarily due to higher sales, partially offset by higher promotional expenses and shrink. The decrease in gross profit percentages in the second quarter and the six-month period of fiscal 2001 was primarily due to the impact of our promotional initiatives to generate sales and higher shrink as a percentage of sales. The cost of goods sold comparisons were affected by pretax LIFO charges of $0.5 million and $0.4 million in the second quarters of fiscal 2001 and fiscal 2000, respectively, and by pretax LIFO charges of $1.0 million and $0.8 million in the six-month periods of fiscal 2001 and fiscal 2000, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):
       SG&A in the second quarter of fiscal 2001 increased $16.8 million compared to fiscal 2000 and $32.2 million in the six-month period of fiscal 2001 compared to fiscal 2000. The increase in SG&A in the second quarter of fiscal 2001 was primarily due to higher expenses related to store labor and related benefits, utilities and advertising as well as a charge of $1.8 million related to the closing of two under-performing stores on August 4, 2001, partially offset by income of $2.0 million resulting from the partial settlement of a lawsuit related to price fixing of prescription drugs. The increase in SG&A in the six-month period of fiscal 2001 was primarily due to higher expenses related to store labor and related benefits, utilities and advertising as well as pre-opening expenses of $2.2 million related to the six former Grand Union stores and a charge of $1.8 million related to the closing of two under-performing stores on August 4, 2001, partially offset by income of $3.3 million resulting from the partial settlement of the above mentioned lawsuit. The six-month period of fiscal 2000 included a gain on the sale of certain real estate of $1.8 million. As a percentage of sales, SG&A was 23.3% in the second quarter and the six-month period of fiscal 2001 compared to 23.2% in the second quarter and the six-month period of fiscal 2000. Excluding the above mentioned pre-opening expenses, the store closing charges, the prescription drug settlements and the real estate gain, SG&A as a percentage of sales was 23.3% in the second quarter and the six-month period of fiscal 2001 compared to 23.2% in the second quarter and the six-month period of fiscal 2000.

    DEPRECIATION AND AMORTIZATION:
      Depreciation and amortization was $19.6 million in the second quarters of fiscal 2001 and fiscal 2000. For the six-month period of fiscal 2001, depreciation and amortization was $38.2 million compared to $38.6 million in fiscal 2000, primarily due to the impact of lower capital expenditures in fiscal 2000. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.2 million in the second quarter and $2.2 million in the six-month period of fiscal 2000. There is no video tape amortization in fiscal 2001 since the Company is no longer in the video tape rental business.

    REORGANIZATION EXPENSES:
      Reorganization expenses in the second quarter and the six-month period of fiscal 2000 were $4.8 million and $9.9 million, respectively. They are comprised of accruals for employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization.

    AMORTIZATION OF EXCESS REORGANIZATION VALUE:
      Excess reorganization value of $798.0 million is being amortized over three years. Amortization expense in the second quarter and the six-month period of fiscal 2001 was $66.4 million and $132.7 million, respectively.

    OPERATING EARNINGS (LOSS):
      The operating loss in the second quarter of fiscal 2001 was $41.4 million compared to operating earnings of $22.2 million in fiscal 2000. For the six-month period of fiscal 2001, the operating loss was $81.8 million compared to operating earnings of $43.1 million in fiscal 2000. The decrease in operating earnings in the second quarter and the six-month period of fiscal 2001 was due to the amortization of the excess reorganization value in fiscal 2001, partially offset by the reorganization expenses in fiscal 2000.

    INTEREST EXPENSE, NET:
      Interest expense was $16.2 million in the second quarter of fiscal 2001 compared to $45.7 million in fiscal 2000 and $33.8 million for the six-month period of fiscal 2001 compared to $87.8 million in fiscal 2000. The decrease in interest expense in the second quarter and the six-month period of fiscal 2001 compared to fiscal 2000 was primarily due to the cancellation of subordinated debt under the Plan of Reorganization.

    INCOME TAX PROVISION:
      The income tax provision of $3.5 million and $6.9 million in the second quarter and the six-month period of fiscal 2001, respectively, was based on an effective income tax rate of 40.3% expected to be applicable for the full fiscal year, excluding the nondeductible amortization of excess reorganization value. No income tax benefit was recognized in the second quarter and the six-month period of fiscal 2000 since the Company recorded a valuation allowance related to such income tax benefit. During the six-month period of fiscal 2001, the Company made income tax payments of $0.5 million and received income tax refunds of $8,000. During the six-month period of fiscal 2000, the Company made income tax payments of $64,000 and received income tax refunds of $0.4 million.

    SUMMARY OF OPERATIONS:
      The Company's net loss in the second quarter of fiscal 2001 was $61.2 million compared to $23.5 million in fiscal 2000. For the six-month period of fiscal 2001, the net loss was $122.5 million compared to $44.8 million in fiscal 2000. The increase in the net loss in the second quarter and the six-month period of fiscal 2001 compared to fiscal 2000 was primarily due to the amortization of excess reorganization value of $66.4 million in the second quarter of fiscal 2001 and $132.7 million in the six-month period of fiscal 2001, respectively. Excluding the amortization of excess reorganization value, the Company's net earnings was $5.2 million in the second quarter and $10.2 million in the six-month period of fiscal 2001.

    EBITDA-FIFO:
      EBITDA-FIFO was $45.3 million and $47.3 million in the second quarters of fiscal 2001 and fiscal 2000, respectively, and $90.5 million and $93.0 million in the six-month periods of fiscal 2001 and fiscal 2000, respectively. EBITDA-FIFO represents net earnings before interest, income taxes, depreciation, amortization, the gain on the sale of real estate and the LIFO charge. While EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt, it should not be construed as an alternative to, or a better indicator of, operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA-FIFO may not be comparable to similarly titled measures reported by other companies.

FINANCIAL CONDITION

    DEBT SERVICE AND LIQUIDITY:
      As a result of the substantial debt reduction resulting from the Plan of Reorganization, the Company's debt service and liquidity have improved significantly compared to the Predecessor Company's financial condition.

      On the Effective Date, the Company entered into a credit agreement with a group of lenders led by The Chase Manhattan Bank. The credit agreement includes a $425.0 million term loan consisting of $125.0 million of Term Loan A and $300.0 million of Term Loan B and a $175.0 million working capital facility. The credit agreement bears interest at floating rates, ranging from LIBOR plus 3% on Term Loan A and the working capital facility to LIBOR plus 4% on Term Loan B. As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate hedging arrangement on $150 million of its Term Loan
B. Under this hedging arrangement, interest rates on the Hedged Amount float within a range between a minimum of 8.39% and a maximum of 10%. This derivative is recognized on the balance sheet at fair value and at inception was designated, and continues to qualify, as a cash-flow hedge of the Company's forecasted variable interest rate payments. The Company is continuously evaluating the risk to its remaining long-term debt and will implement additional interest rate hedging arrangements when deemed appropriate. Including the hedging arrangement, the weighted average interest rate for the term loan was 8.8% during the 26 weeks ended August 4, 2001. The Company is required to repay a portion of its borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the working capital facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of August 4, 2001 and September 4, 2001, no borrowings were made under the working capital facility. Outstanding letters of credit were $42.0 million and $41.5 million as of August 4, 2001 and September 4, 2001, respectively.

    CREDIT AGREEMENT AND COVENANTS:
      Borrowings under the credit agreement are secured by substantially all of the Company's assets, other than certain specific assets secured by mortgages. The credit agreement restricts, among other things, the payment of cash dividends and the redemption of common stock. Other provisions of the credit agreement limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including minimum interest and rental coverage and minimum cash flow. The Company was in compliance with all covenants as of August 4, 2001 and, based on management's operating projections for the remainder of fiscal 2001, the Company believes that it will continue to be in compliance with such covenants. The Company's liquidity also included marketable securities of $47.5 million and $35.8 million as of August 4, 2001 and September 4, 2001, respectively.

    CAPITAL EXPENDITURES:
       Capital expenditures in the second quarter of fiscal 2001, including property acquired under capital leases, were $15.9 million compared to $16.0 million in fiscal 2000 and $46.5 million for the six-month period of fiscal 2001 compared to $37.8 million in fiscal 2000. During the six-month period of fiscal 2001, the Company purchased six former Grand Union stores. It opened five of them as Pathmark supermarkets, renovated nine stores and closed two under-performing stores. During the remainder of fiscal 2001, the Company expects to open four additional stores (including one former Grand Union store and one replacement store) and complete 26 additional store renovations. Capital expenditures for the remainder of fiscal 2001, including property to be acquired under capital leases, are expected to be approximately $100 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the working capital facility, its cash equivalents and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

    CASH FLOWS:
       Cash provided by operating activities was $39.6 million in the six-month period of fiscal 2001 compared to $31.1 million in fiscal 2000. The increase in cash provided by operating activities was primarily due to the change in owned inventory and other assets and liabilities. Cash used for investing activities was $46.5 million in the six-month period of fiscal 2001 compared to $8.9 million in fiscal 2000. The increase in cash used for investing activities was primarily due to an increase in expenditures for property and equipment. Cash used for financing activities was $11.3 million in the six-month period of fiscal 2001 compared to $22.8 million in fiscal 2000. Cash used for financing activities was lower in fiscal 2001 compared to fiscal 2000 primarily due to the impact of the Plan of Reorganization.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS". This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (the "APB") Opinion No. 16, "BUSINESS COMBINATIONS", and SFAS No. 38, "ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES". All business combinations initiated after June 30, 2001 are to be accounted for using the purchase method. The adoption of SFAS No. 141 did not have any effect on the Company's consolidated financial statements, but will impact the accounting for future business combinations.

    In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "INTANGIBLE ASSETS". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be adopted effective with the Company's fiscal year 2002. The Company's Excess Reorganization Value will no longer be amortized subsequent to fiscal 2001 but rather will be evaluated for impairment. The Company is evaluating the impact that the adoption of this statement will have on its financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The provisions of SFAS No. 143 are required to be adopted effective with the Company's fiscal year 2003. The Company has not determined the impact, if any, that the adoption of this statement will have on its financial position or results of operations.

FORWARD-LOOKING INFORMATION

    This report and documents incorporated herein by reference contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to, competitive practices, including store openings and renovations, and pricing and promotional activity in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its associates and the terms of future collective bargaining agreements; the costs of other legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; availability and terms of financing; supply or quality control problems with the Company's vendors and changes in economic conditions which affect the spending patterns of the Company's customers. Such forward-looking statements can be identified by the use of words like "anticipates", "believes", "estimates", "expects", "may", "plans", "should", "will", or similar expressions, as well as discussions of strategy. A more detailed description of some of the risk factors is set forth in the Company's Annual Report on Form 10-K dated February 3, 2001.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)     The Company held its Annual Meeting of Shareholders on June 14,
            2001.

    (b)     Results of votes of security holders.

            (1)   Election of Directors             For                Withheld
                  ---------------------             ---               ---------
                  William J. Begley              26,309,063              91,497
                  James L. Donald                24,915,600           1,484,960
                  Daniel H. Fitzgerald           26,309,063              91,497
                  Eugene M. Freedman             26,308,470              92,090
                  Robert G. Miller               26,309,063              91,497
                  Frank G. Vitrano               24,847,913           1,552,647
                  Steven L. Volla                26,309,028              91,532

            (2)   Approval of the 2001 Executive Incentive Plan:

                                 For            Against          Abstain
                                 ---            -------          -------
                            23,632,794          136,182           12,159


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS: None.

    (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the fiscal quarter ended August 4, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PATHMARK STORES, INC.





                              BY                 /s/ FRANK G. VITRANO
                                        ----------------------------------------
                                                  (FRANK G. VITRANO)
                                             EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER





                              BY               /s/ JOSEPH W. ADELHARDT
                                  ----------------------------------------------
                                                (JOSEPH W. ADELHARDT)
                                        SENIOR VICE PRESIDENT AND CONTROLLER,
                                               CHIEF ACCOUNTING OFFICER







DATE:    September 14, 2001