Form 10-Q
period 2001-11-03
PATHMARK STORES INC
filed 2001-12-17
CIK 95585

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

FOR THE FISCAL QUARTER ENDED                              COMMISSION FILE NUMBER
      NOVEMBER 3, 2001                                            1-5287

                            ------------------------

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          22-2879612
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

           200 MILIK STREET
         CARTERET, NEW JERSEY                                      07008
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

    As of December 3, 2001, 30,098,760 shares of the Common Stock were issued and outstanding.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             SUCCESSOR COMPANY                     PREDECESSOR COMPANY
                                                 ------------------------------------------   ---------------------------
                                                  13 WEEKS      39 WEEKS        6 WEEKS        7 WEEKS        33 WEEKS
                                                    ENDED         ENDED          ENDED          ENDED           ENDED
                                                 NOVEMBER 3,    NOVEMBER 3,    OCTOBER 28,   SEPTEMBER 16,   SEPTEMBER 16,
                                                    2001           2001           2000           2000           2000
                                                 -----------    -----------    -----------   ------------    ------------
Sales ........................................   $   985,960    $ 2,960,847    $   437,727   $    499,393    $  2,348,186
                                                 -----------    -----------    -----------   ------------    ------------
Cost of sales (exclusive of depreciation and
   amortization shown separately below) ......      (711,334)    (2,136,413)      (315,050)      (359,734)     (1,688,506)
                                                 -----------    -----------    -----------   ------------    ------------
Gross profit .................................       274,626        824,434        122,677        139,659         659,680
Selling, general and administrative expenses .      (231,016)      (691,314)       (99,510)      (121,509)       (549,656)
Depreciation and amortization ................       (18,473)       (57,050)        (8,815)        (9,133)        (48,006)
Reorganization income (expense) ..............            --             --             --          9,037            (850)
Amortization of excess reorganization value ..       (66,379)      (199,135)       (32,069)            --              --
                                                 -----------    -----------    -----------   ------------    ------------
Operating earnings (loss) ....................       (41,242)      (123,065)       (17,717)        18,054          61,168
Interest expense, net ........................       (15,981)       (49,804)        (8,817)       (11,298)        (99,131)
                                                 -----------    -----------    -----------   ------------    ------------
Earnings (loss) before income taxes and
   extraordinary items .......................       (57,223)      (172,869)       (26,534)         6,756         (37,963)
Income tax provision .........................        (3,689)       (10,593)        (2,466)           (23)            (88)
                                                 -----------    -----------    -----------   ------------    ------------
Net earnings (loss) before extraordinary items       (60,912)      (183,462)       (29,000)         6,733         (38,051)
Extraordinary items, net of tax provisions
   of $46,557 ................................            --             --             --        313,702         313,702
                                                 -----------    -----------    -----------   ------------    ------------
Net earnings (loss) ..........................       (60,912)      (183,462)       (29,000)       320,435         275,651
Less: noncash preferred stock accretion
   and dividend requirements .................            --             --             --             --         (14,570)
                                                 -----------    -----------    -----------   ------------    ------------
Net earnings (loss) attributable to
   common stock ..............................   $   (60,912)   $  (183,462)   $   (29,000)   $   320,435    $    261,081
                                                 ===========    ===========    ===========    ===========    ============
Weighted average shares outstanding -
   basic and diluted .........................        30,000         30,000         30,000
                                                 ===========    ===========    ===========
Net loss per share - basic and diluted .......   $     (2.03)   $     (6.12)   $     (0.97)
                                                 ===========    ===========    ===========

           See notes to consolidated financial statements (unaudited)

                              PATHMARK STORES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 NOVEMBER 3,    FEBRUARY 3,
                                                                                    2001            2001
                                                                                 -----------    -----------
ASSETS
Current Assets
   Cash and cash equivalents .................................................   $    31,889    $    84,601
   Accounts receivable, net ..................................................        20,765         18,466
   Merchandise inventories ...................................................       208,684        176,284
   Prepaid expenses ..........................................................        22,981         21,539
   Due from suppliers ........................................................        61,276         58,413
   Other current assets ......................................................         8,807          7,379
                                                                                 -----------    -----------
       Total current assets ..................................................       354,402        366,682
Property and equipment, net ..................................................       550,744        532,141
Excess reorganization value, net .............................................       500,379        699,514
Other noncurrent assets ......................................................       133,281        127,104
                                                                                 -----------    -----------
                                                                                 $ 1,538,806    $ 1,725,441
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ..........................................................   $   104,169    $    79,499
   Accrued payroll and payroll taxes .........................................        50,196         48,203
   Current maturities of long-term debt ......................................        16,084         11,174
   Current portion of lease obligations ......................................        18,054         18,337
   Accrued interest payable ..................................................         5,566         10,464
   Accrued expenses and other current liabilities ............................        95,661        101,124
                                                                                 -----------    -----------
       Total current liabilities .............................................       289,730        268,801
                                                                                 -----------    -----------
Long-term debt ...............................................................       429,073        441,162
                                                                                 -----------    -----------
Long-term lease obligations ..................................................       166,999        177,192
                                                                                 -----------    -----------
Deferred income taxes ........................................................        81,171         74,948
                                                                                 -----------    -----------
Other noncurrent liabilities .................................................       168,726        174,365
                                                                                 -----------    -----------
Commitments and contingencies
Stockholders' equity
   Preferred stock ...........................................................            --             --
     Authorized: 5,000,000 shares; issued and outstanding: none issued
   Common stock $0.01 par value ..............................................           301            301
     Authorized: 100,000,000 shares; issued and outstanding: 30,098,510 shares
   Common stock warrants .....................................................        59,982         59,982
   Paid-in capital ...........................................................       606,987        606,987
   Accumulated deficit .......................................................      (260,953)       (77,491)
   Accumulated comprehensive net loss ........................................        (3,129)            --
   Unamortized value of restricted common stock grants .......................           (81)          (806)
                                                                                 -----------    -----------
       Total stockholders' equity ............................................       403,107        588,973
                                                                                 -----------    -----------
                                                                                 $ 1,538,806    $ 1,725,441
                                                                                 ===========    ===========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                          PREDECESSOR
                                                                              SUCCESSOR COMPANY             COMPANY
                                                                         ----------------------------    --------------
                                                                            39 WEEKS       6 WEEKS        33 WEEKS
                                                                              ENDED         ENDED           ENDED
                                                                           NOVEMBER 3,    OCTOBER 28,    SEPTEMBER 16,
                                                                              2001           2000            2000
                                                                           -----------    -----------    ------------
Operating Activities
   Net earnings (loss) .................................................   $  (183,462)   $   (29,000)   $    275,651
   Adjustments to reconcile net earnings (loss) to net cash provided by:
     Depreciation and amortization .....................................        57,050          9,086          49,975
     Amortization of excess reorganization value .......................       199,135         32,069              --
     Amortization of deferred financing costs ..........................         1,688            241           2,568
     Deferred income taxes .............................................         6,339          2,238              --
     Gain on sale or disposal of property and equipment ................            --             --          (1,926)
     Extraordinary gain ................................................            --             --        (313,702)
     Cash provided by (used for) operating assets and liabilities:
       Accounts receivable, net ........................................        (2,299)          (412)         (2,061)
       Merchandise inventories .........................................       (32,400)       (19,908)         (5,716)
       Due from suppliers ..............................................        (2,863)            50              56
       Other current assets ............................................        (3,546)        (2,443)           (909)
       Noncurrent assets ...............................................        (2,597)        (3,457)        (15,379)
       Accounts payable ................................................        24,670         (1,605)         12,232
       Accrued interest payable ........................................        (4,935)         1,578          51,932
       Accrued expenses and other current liabilities ..................        (3,491)         3,988           4,440
       Noncurrent liabilities ..........................................        (7,786)        (1,365)        (31,090)
                                                                           -----------    -----------    ------------
         Cash provided by (used for) operating activities ..............        45,503         (8,940)         26,071
                                                                           -----------    -----------    ------------
Investing Activities
   Property and equipment expenditures, including technology investments       (80,087)        (4,591)        (25,252)
   Proceeds from sale or disposal of property and equipment ............            --          2,718           9,800
                                                                           -----------    -----------    ------------
         Cash used for investing activities ............................       (80,087)        (1,873)        (15,452)
                                                                           -----------    -----------    ------------
Financing Activities
   Borrowings under the new term loan ..................................            --             --         425,000
   Repayments of the new term loan .....................................        (7,000)        (1,862)            --
   Repayments of the former term loan ..................................            --             --        (241,442)
   Repayments under the former working capital facility ................            --             --        (109,800)
   Borrowings under the DIP facility ...................................            --             --          28,500
   Repayments of the DIP facility ......................................            --             --         (28,500)
   Increase in other debt ..............................................           690             --             606
   Repayments of other debt ............................................          (869)          (165)         (1,511)
   Decrease in lease obligations .......................................       (10,949)        (2,107)        (11,591)
   Deferred financing costs ............................................            --             --         (12,747)
   Expenses related to common stock issuance ...........................            --             --            (822)
                                                                           -----------    -----------    ------------
         Cash provided by (used for) financing activities ..............       (18,128)        (4,134)         47,693
                                                                           -----------    -----------    ------------
Increase (decrease) in cash and cash equivalents .......................       (52,712)       (14,947)         58,312
Cash and cash equivalents at beginning of period .......................        84,601         74,508          16,196
                                                                           -----------    -----------    ------------
Cash and cash equivalents at end of period .............................   $    31,889    $    59,561    $     74,508
                                                                           ===========    ===========    ============
Supplemental Disclosures of Cash Flow Information
   Interest paid .......................................................   $    55,040    $     8,205    $     40,910
                                                                           ===========    ===========    ============
   Income taxes paid ...................................................   $       802    $        --    $        155
                                                                           ===========    ===========    ============
Noncash Investing and Financing Activities
   Capital lease obligations ...........................................   $     3,414    $        --    $     19,181
                                                                           ===========    ===========    ============
   Cancellation of bond indebtedness ...................................   $        --    $        --    $  1,034,629
                                                                           ===========    ===========    ============
   Issuance of common stock and warrants ...............................   $        --    $        --    $    666,882
                                                                           ===========    ===========    ============
   Issuance of restricted common stock .................................   $        --    $        --    $      1,210
                                                                           ===========    ===========    ============



           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.   PLAN OF REORGANIZATION

    Pathmark Stores, Inc. (the "Company") completed its plan of reorganization (the "Plan of Reorganization") and formally exited Chapter 11 on September 19, 2000 (the "Effective Date"). As a result, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designed "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company' with September 16, 2000, the Saturday nearest the Effective Date, utilized for the accounting closing date related to the Predecessor Company financial statements. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of the Plan of Reorganization, the results of operations of the Predecessor Company and Successor Company are not comparable.

NOTE 2.   BUSINESS AND BASIS OF PRESENTATION

    BUSINESS:
      The Company operated 141 supermarkets as of November 3, 2001, primarily in the New York-New Jersey and Philadelphia metropolitan areas. During fiscal 2001, the Company opened five stores and, on August 4, 2001, closed two under-performing stores.

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

    RECLASSIFICATIONS:
      Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the fiscal 2001 presentation.

    NET LOSS PER SHARE:
      Weighted average outstanding shares, for net loss per share - basic and diluted, were 30.0 million shares for the 13 weeks and the 39 weeks ended November 3, 2001 and for the 6 weeks ended October 28, 2000. Excluded from the calculation of net loss per share - basic were 98,510 shares of restricted common stock as such shares have not vested. All stock options, warrants and restricted common stock were excluded from the computation of the Company's net loss per share - diluted because their effect would have been anti-dilutive. Net loss per share data is not presented for the Predecessor Company due to the significant change in the Company's capital structure.

NOTE 3.   INCOME TAXES

    The income tax provision of $3.7 million and $10.6 million in the third quarter and the nine-month period of fiscal 2001, respectively, was based on an effective income tax rate of 40.3% expected to be applicable for the full fiscal year, excluding the non-deductible amortization of excess reorganization value. No income tax benefit was recognized in the 7 weeks and the 33 weeks ended September 16, 2000, since the Company recorded a valuation allowance related to such income tax benefit. The tax provision for the 6 weeks ended October 28, 2000 was based on statutory rates, excluding the non-deductible amortization of excess reorganization value.

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 4.   CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are comprised of the following (in thousands):

                                              NOVEMBER 3,         FEBRUARY 3,
                                                 2001                2001
                                              -----------         -----------
Cash .......................................  $    10,624         $    17,559

Cash equivalents ...........................       21,265              67,042
                                              -----------         -----------

Cash and cash equivalents ..................  $    31,889         $    84,601
                                              ===========         ===========


NOTE 5.   LONG-TERM DEBT

    Long-term debt is comprised of the following (in thousands):

                                              NOVEMBER 3,         FEBRUARY 3,
                                                 2001                2001
                                              -----------         -----------
Term loan .................................   $   414,375         $   421,375
Industrial revenue bonds ..................         8,056               8,128
Other debt (primarily mortgages) ..........        22,726              22,833
                                              -----------         -----------
Total debt ................................       445,157             452,336
Less: current maturities ..................       (16,084)            (11,174)
                                              -----------         -----------
Long-term portion .........................   $   429,073         $   441,162
                                              ===========         ===========


    In September 2000, the Company entered into a credit agreement with a group of lenders led by The Chase Manhattan Bank. The credit agreement includes a $425.0 million term loan consisting of $125.0 million of Term Loan A and $300 million of Term Loan B and a $175.0 million working capital facility. The credit agreement bears interest at floating rates, ranging from LIBOR plus 3% on Term Loan A and the working capital facility to LIBOR plus 4% on Term Loan B. The weighted average interest rate for the term loan was 8.4% during the 39 weeks ended November 3, 2001. The Company is required to repay a portion of its borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the working capital facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of November 3, 2001, no borrowings were made under the working capital facility and $41.1 million in letters of credit were outstanding.

    Borrowings under the credit agreement are secured by substantially all of the Company's assets, other than certain specific assets secured by mortgages. The credit agreement restricts, among other things, the payment of cash dividends and the redemption of common stock. Other provisions of the credit agreement limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including minimum interest and rental coverage and minimum cash flow. The Company was in compliance with such covenants as of November 3, 2001 and, based on management's operating projections for the remainder of fiscal 2001, the Company believes that it will continue to be in compliance with such covenants.

NOTE 6.   DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND COMPREHENSIVE LOSS

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

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 6. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND COMPREHENSIVE LOSS - (CONTINUED)

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

    The impact of this cash-flow hedge during the 13 weeks and 39 weeks ended November 3, 2001 on "Comprehensive Loss" is as follows (in thousands):

                                                            SUCCESSOR COMPANY                    PREDECESSOR COMPANY
                                                 ---------------------------------------   -----------------------------
                                                  13 WEEKS      39 WEEKS       6 WEEKS       7 WEEKS        33 WEEKS
                                                    ENDED         ENDED         ENDED         ENDED           ENDED
                                                 NOVEMBER 3,    NOVEMBER 3,  OCTOBER 28,   SEPTEMBER 16,   SEPTEMBER 16,
                                                    2001           2001           2000         2000            2000
                                                 -----------   ------------  -----------   -------------   -------------
Net earnings (loss) ..........................   $   (60,912)  $   (183,462) $   (29,000)  $     320,435   $     275,651
Other comprehensive loss
   Change in derivative fair value, net of tax        (2,691)        (3,129)          --              --              --
                                                 -----------   ------------  -----------   -------------   -------------

Comprehensive net earnings (loss) ............   $   (63,603)  $   (186,591) $   (29,000)  $     320,435   $     275,651
                                                 ===========   ============  ===========   =============   =============


NOTE 7.   INTEREST EXPENSE, NET

    Interest expense, net is comprised of the following (in thousands):

                                                            SUCCESSOR COMPANY                    PREDECESSOR COMPANY
                                                 ---------------------------------------   -----------------------------
                                                  13 WEEKS      39 WEEKS       6 WEEKS       7 WEEKS        33 WEEKS
                                                    ENDED         ENDED         ENDED         ENDED           ENDED
                                                 NOVEMBER 3,    NOVEMBER 3,  OCTOBER 28,   SEPTEMBER 16,   SEPTEMBER 16,
                                                    2001           2001           2000         2000            2000
                                                 -----------   ------------  -----------   -------------   -------------
Term loan....................................... $     8,031   $     26,495  $     4,925   $       3,314   $      14,043
Working capital facility........................          --           --             --           1,155           6,031
DIP facility....................................          --           --             --           2,183           2,539
Subordinated debt...............................          --           --             --              --          53,842
Amortization of deferred financing costs........         563          1,688          241             336           2,568
Lease obligations...............................       5,120         15,471        2,209           2,644          13,748
Interest income.................................        (430)        (1,882)        (390)            (26)           (283)
Other...........................................       2,697          8,032        1,832           1,692           6,643
                                                 -----------   ------------  -----------   -------------   -------------
Interest expense, net........................... $    15,981   $     49,804  $     8,817   $      11,298   $      99,131
                                                 ===========   ============  ===========   =============   =============


NOTE 8.   GRAND UNION STORES

    On March 3, 2001, the Company purchased six former Grand Union stores in New York and New Jersey for $15.2 million, excluding merchandise inventory. Five stores opened as Pathmark supermarkets in March 2001 and the sixth store will open as a Pathmark supermarket early in fiscal 2002.

NOTE 9.   OUTSOURCING AGREEMENT

    In April 2001, the Company entered into a new five-year outsourcing agreement with International Business Machines Corporation to continue to provide a wide range of information systems services.

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10.   REORGANIZATION INCOME (EXPENSE)

    Reorganization income of $9.0 million for the 7 weeks ended September 16, 2000 was comprised of a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims. Reorganization expense of $0.9 million for the 33 weeks ended September 16, 2000 was comprised of $19.1 million of fees directly attributable to the Plan of Reorganization, net of a gain of $18.2 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases.

NOTE 11.   EXTRAORDINARY ITEMS, NET

    The extraordinary items of $313.7 million, net of a tax provision of $46.6 million, for the 33 weeks ended September 16, 2000 were comprised of income from the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants; such income was reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange. Since the realization of such income occurred under the Bankruptcy Code, the Company did not recognize income from the cancellation of debt for tax purposes, but elected to reduce, at the beginning of fiscal 2001, the basis of its depreciable property and, with the remaining income from the cancellation of debt, to reduce its net operating loss tax carryforwards. The tax provision related to the extraordinary items was based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.

                              PATHMARK STORES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company formally exited from Chapter 11 effective September 19, 2000. For financial reporting purposes, the Company accounted for the consummation of the Plan of Reorganization effective September 16, 2000, the Saturday nearest the Effective Date. Fresh-Start Reporting resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. With the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". The results of the Predecessor Company and Successor Company have been combined for the 13 weeks and for the 39 weeks ended October 28, 2000 since separate discussions of the 7 weeks and the 33 weeks ended September 16, 2000 and of the 6 weeks ended October 28, 2000 are not meaningful in terms of their operating results or comparisons to fiscal 2001.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated statements of operations data (in millions):

                            SUCCESSOR    SUCCESSOR   PREDECESSOR     COMBINED     SUCCESSOR    SUCCESSOR    PREDECESSOR   COMBINED
                             COMPANY      COMPANY      COMPANY        RESULTS      COMPANY      COMPANY       COMPANY      RESULTS
                           -----------  ----------- -------------   -----------  -----------  -----------  ------------- -----------
                            13 WEEKS      6 WEEKS     7 WEEKS        13 WEEKS     39 WEEKS     6 WEEKS      33 WEEKS      39 WEEKS
                              ENDED        ENDED       ENDED           ENDED        ENDED       ENDED         ENDED        ENDED
                           NOVEMBER 3,  OCTOBER 28, SEPTEMBER 16,   OCTOBER 28,  NOVEMBER 3,  OCTOBER 28,  SEPTEMBER 16, OCTOBER 28,
                              2001         2000         2000           2000         2001         2000          2000         2000
                           -----------  ----------- -------------   -----------  -----------  -----------  ------------- -----------
Sales ...................  $     985.9  $     437.7   $     499.4   $    937.1   $   2,960.8  $     437.7  $     2,348.2  $ 2,785.9
                           ===========  ===========   ===========   ===========  ===========  ===========  =============  =========
Gross profit ............  $     274.6  $     122.7   $     139.7        262.4   $     824.4  $     122.7  $       659.7  $   782.4
Selling, general and
  administrative expenses       (231.0)       (99.5)       (121.5)      (221.0)       (691.3)       (99.5)        (549.7)    (649.2)
Depreciation and
  amortization ..........        (18.4)        (8.8)         (9.2)       (18.0)        (57.0)        (8.8)         (48.0)     (56.8)
Reorganization income
  (expense) .............           --           --           9.0          9.0            --           --           (0.9)      (0.9)
Amortization of excess
  reorganization value ..        (66.4)       (32.1)           --        (32.1)       (199.1)       (32.1)            --      (32.1)
                           -----------  ----------- -------------   -----------  -----------  -----------  ------------- -----------
Operating earnings (loss)        (41.2)       (17.7)         18.0          0.3        (123.0)       (17.7)          61.1       43.4
Interest expense, net ...        (16.0)        (8.8)        (11.3)       (20.1)        (49.8)        (8.8)         (99.1)    (107.9)
                           -----------  ----------- -------------   -----------  -----------  -----------  ------------- -----------
Earnings (loss) before
  income taxes and
  extraordinary items ...        (57.2)       (26.5)          6.7        (19.8)       (172.8)       (26.5)         (38.0)     (64.5)
Income tax provision ....         (3.7)        (2.5)           --         (2.5)        (10.6)        (2.5)          (0.1)      (2.6)
                           -----------  ----------- -------------   -----------  -----------  -----------  ------------- -----------
Earnings (loss) before
  extraordinary items ...        (60.9)       (29.0)          6.7        (22.3)       (183.4)       (29.0)         (38.1)     (67.1)
Extraordinary items, net            --           --         313.7        313.7            --           --          313.7      313.7
                           -----------  ----------- -------------   -----------  -----------  -----------  ------------- -----------
Net earnings (loss) .....  $     (60.9)  $    (29.0)  $     320.4   $    291.4   $    (183.4) $     (29.0) $       275.6  $   246.6
                           ===========   ==========   ===========   ==========   ===========  ===========  =============  =========
EBITDA-FIFO .............  $      44.1                              $    42.0    $     134.6                              $   135.1
                           ===========                              =========    ===========                              =========

    SALES:
      Sales in the third quarter of fiscal 2001 were $985.9 million compared to $937.1 million in fiscal 2000, an increase of 5.2%. For the nine-month period of fiscal 2001, sales were $3.0 billion compared to $2.8 billion in fiscal 2000, an increase of 6.3%. The sales increases in the third quarter and the nine-month period of fiscal 2001 were primarily due to higher same store sales of 3.3%, in each period, and new stores. Sales benefited from the Company's various post-restructuring initiatives and increased promotional spending, such as double coupons. The Company operated 141 and 138 supermarkets at the end of the third quarters of fiscal 2001 and fiscal 2000, respectively.

    GROSS PROFIT:
      Gross profit in the third quarter of fiscal 2001 was $274.6 million or 27.9% of sales compared to $262.4 million or 28.0% of sales in fiscal 2000. For the nine-month period of fiscal 2001, gross profit was $824.4 million or 27.8% of sales compared to $782.4 million or 28.1% in fiscal 2000. The increase in gross profit dollars in the third quarter and the nine-month period of fiscal 2001 was primarily due to higher sales, partially offset by higher promotional expenses and shrink. The decrease in gross profit percentages in the third quarter and the nine-month period of fiscal 2001 was primarily due to the impact of our promotional initiatives to generate sales and higher shrink as a percentage of sales. The cost of goods sold comparisons were affected by pretax LIFO charges of $0.5 million and $0.6 million in the third quarters of fiscal 2001 and fiscal 2000, respectively, and by pretax LIFO charges of $1.5 million and $1.4 million in the nine-month periods of fiscal 2001 and fiscal 2000, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):
      SG&A in the third quarter of fiscal 2001 increased $10.0 million compared to fiscal 2000 and $42.1 million in the nine-month period of fiscal 2001 compared to fiscal 2000. The increase in SG&A in the third quarter of fiscal 2001 was primarily due to higher expenses related to store labor and related benefits and incentive accruals, partially offset by lower utilities. The increase in SG&A in the nine-month period of fiscal 2001 was primarily due to higher expenses related to store labor and related benefits, incentive accruals, utilities and advertising as well as a charge of $1.8 million related to the closing of two under-performing stores on August 4, 2001 and pre-opening expenses of $1.4 million related to the six former Grand Union stores, partially offset by income of $3.3 million resulting from the partial settlement of a lawsuit related to price fixing of prescription drugs. The nine-month period of fiscal 2000 included a gain on the sale of certain real estate of $1.8 million. As a percentage of sales, SG&A was 23.4% in the third quarter and 23.3% in the nine-month period of fiscal 2001 compared to 23.6% in the third quarter and 23.3% in the nine-month period of fiscal 2000. Excluding the above mentioned pre-opening expenses, the store closing charge, the prescription drug settlements and the real estate gain, SG&A as a percentage of sales was 23.4% in the third quarter and 23.3% in the nine-month period of fiscal 2001 compared to 23.6% in the third quarter and 23.4% in the nine-month period of fiscal 2000.

    DEPRECIATION AND AMORTIZATION:
      Depreciation and amortization was $18.4 million in the third quarter of fiscal 2001 compared to $18.0 million in fiscal 2000. For the nine-month period of fiscal 2001, depreciation and amortization was $57.0 million compared to $56.8 million in fiscal 2000, primarily due to the impact of lower capital expenditures in fiscal 2000. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.1 million in the third quarter and $2.2 million in the nine-month period of fiscal 2000. There is no video tape amortization in fiscal 2001 since the Company is no longer in the video tape rental business.

    REORGANIZATION INCOME (EXPENSE):
      Reorganization income of $9.0 million for the 7 weeks ended September 16, 2000 was comprised of a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims. Reorganization expense of $0.9 million for the 33 weeks ended September 16, 2000 was comprised of $19.1 million of fees directly attributable to the Plan of Reorganization, net of a gain of $18.2 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases.

    AMORTIZATION OF EXCESS REORGANIZATION VALUE:
      Excess reorganization value of $798.0 million is being amortized over three years. Amortization expense in the third quarter and the nine-month period of fiscal 2001 was $66.4 million and $199.1 million, respectively. Amortization expense for the third quarter and the nine-month period of fiscal 2000 was $32.1 million and represented six weeks of amortization. The Company will no longer amortize excess reorganization value subsequent to fiscal year 2001. See SFAS No. 142 under New Accounting Pronouncements.

    OPERATING EARNINGS (LOSS):
      The operating loss in the third quarter of fiscal 2001 was $41.2 million compared to operating earnings of $0.3 million in fiscal 2000. For the nine-month period of fiscal 2001, the operating loss was $123.0 million compared to operating earnings of $43.4 million in fiscal 2000. The decrease in operating earnings in the third quarter of fiscal 2001 compared to fiscal 2000 was due to the amortization of the excess reorganization value in fiscal 2001, partially offset by the reorganization income in fiscal 2000. The decrease in operating earnings in the nine-month period of fiscal 2001 compared to fiscal 2000 was primarily due to the amortization of the excess reorganization value in fiscal 2001.

    INTEREST EXPENSE, NET:
      Interest expense was $16.0 million in the third quarter of fiscal 2001 compared to $20.1 million in fiscal 2000 and $49.8 million for the nine-month period of fiscal 2001 compared to $107.9 million in fiscal 2000. The decrease in interest expense in the third quarter and the nine-month period of fiscal 2001 compared to fiscal 2000 was primarily due to the cancellation of subordinated debt under the Plan of Reorganization.

    INCOME TAX PROVISION:
      Refer to Note 3 for information related to income taxes. During the nine-month period of fiscal 2001, the Company made income tax payments of $0.8 million and received income tax refunds of $15,000. During the nine-month period of fiscal 2000, the Company made income tax payments of $0.2 million and received income tax refunds of $0.4 million.

    EXTRAORDINARY ITEMS, NET:
      The extraordinary items of $313.7 million, net of a tax provision of $46.6 million, for the 33 weeks ended September 16, 2000 were comprised of income from the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants; such income was reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange. Since the realization of such income occurred under the Bankruptcy Code, the Company did not recognize income from the cancellation of debt for tax purposes, but elected to reduce, at the beginning of fiscal 2001, the basis of its depreciable property and, with the remaining income from the cancellation of debt, to reduce its net operating loss tax carryforwards. The tax provision related to the extraordinary items was based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.

    SUMMARY OF OPERATIONS:
      The Company's net loss in the third quarter of fiscal 2001 was $60.9 million compared to net earnings of $291.4 million in fiscal 2000. For the nine-month period of fiscal 2001, the net loss was $183.4 million compared to net earnings of $246.6 million in fiscal 2000. The increase in the net loss in the third quarter and the nine-month period of fiscal 2001 compared to fiscal 2000 was primarily due to the amortization of excess reorganization value of $66.4 million in the third quarter of fiscal 2001 and $199.1 million in the nine-month period of fiscal 2001, respectively, and extraordinary items of $313.7 million in the third quarter and in the nine-month period of fiscal 2000. Excluding the amortization of excess reorganization value, the Company's net earnings were $5.5 million in the third quarter and $15.7 million in the nine-month period of fiscal 2001.

    EBITDA-FIFO:
      EBITDA-FIFO was $44.1 million and $42.0 million in the third quarters of fiscal 2001 and fiscal 2000, respectively, and $134.6 million and $135.1 million in the nine-month periods of fiscal 2001 and fiscal 2000, respectively. EBITDA-FIFO represents net earnings before interest, income taxes, depreciation, amortization, the gain on the sale of real estate and the LIFO charge. While EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt, it should not be construed as an alternative to, or a better indicator of, operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA-FIFO may not be comparable to similarly titled measures reported by other companies.

FINANCIAL CONDITION

    DEBT SERVICE AND LIQUIDITY:
      As a result of the substantial debt reduction resulting from the Plan of Reorganization, the Company's debt service and liquidity have improved significantly compared to the Predecessor Company's financial condition.

      On the Effective Date, the Company entered into a credit agreement with a group of lenders led by The Chase Manhattan Bank. The credit agreement includes a $425.0 million term loan consisting of $125.0 million of Term Loan A and $300.0 million of Term Loan B and a $175.0 million working capital facility. The credit agreement bears interest at floating rates, ranging from LIBOR plus 3% on Term Loan A and the working capital facility to LIBOR plus 4% on Term Loan B. As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate hedging arrangement on $150 million of Term Loan B. Under this hedging arrangement, interest rates on the Hedged Amount float within a range between a minimum of 8.39% and a maximum of 10%. This derivative is recognized on the balance sheet at fair value and at inception was designated, and continues to qualify, as a cash-flow hedge of the Company's forecasted variable interest rate payments. The Company is continuously evaluating the risk to its remaining long-term debt and will implement additional interest rate hedging arrangements when deemed appropriate. The weighted average interest rate for the term loan was 8.4% during the 39 weeks ended November 3, 2001. The Company is required to repay a portion of its borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the working capital facility, which expires on July 15, 2005, the Company can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of November 3, 2001, no borrowings were made under the working capital facility and $41.1 million in letters of credit were outstanding.

    CREDIT AGREEMENT AND COVENANTS:
      Borrowings under the credit agreement are secured by substantially all of the Company's assets, other than certain specific assets secured by mortgages. The credit agreement restricts, among other things, the payment of cash dividends and the redemption of common stock. Other provisions of the credit agreement limit the amount of obligations under leases and capital expenditures in excess of specified amounts. The Company is also required to meet certain financial covenants including minimum interest and rental coverage and minimum cash flow. The Company was in compliance with all covenants as of November 3, 2001 and, based on management's operating projections for the remainder of fiscal 2001, the Company believes that it will continue to be in compliance with such covenants. The Company's liquidity also included cash equivalents of $21.3 million as of November 3, 2001.

    CAPITAL EXPENDITURES:
      Capital expenditures in the third quarter of fiscal 2001, including property acquired under capital leases and technology investments, were $34.7 million compared to $11.2 million in fiscal 2000 and $83.5 million for the nine-month period of fiscal 2001 compared to $49.0 million in fiscal 2000. During the nine-month period of fiscal 2001, the Company purchased six former Grand Union stores and opened five of them as Pathmark supermarkets; in addition, the Company renovated 19 stores and closed two under-performing stores. During the remainder of fiscal 2001, the Company expects to open one additional store and complete 14 additional store renovations.

Capital expenditures for the remainder of fiscal 2001, including property to be acquired under capital leases and technology investments, are projected to be approximately $40 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the working capital facility, its cash equivalents and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

    CASH FLOWS:
      Cash provided by operating activities was $45.5 million in the nine-month period of fiscal 2001 compared to $17.2 million in fiscal 2000. The increase in cash provided by operating activities was primarily due to the change in owned inventory and in other assets and liabilities. Cash used for investing activities was $80.1 million in the nine-month period of fiscal 2001 compared to $17.4 million in fiscal 2000. The increase in cash used for investing activities was primarily due to an increase in expenditures for property and equipment. Cash used for financing activities was $18.1 million in the nine-month period of fiscal 2001 compared to cash provided by financing activities of $43.6 million in fiscal 2000. The change in financing activities in fiscal 2001 compared to fiscal 2000 was primarily due to the impact of the Plan of Reorganization.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS", which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (the "APB") Opinion No. 16, "BUSINESS COMBINATIONS", and SFAS No. 38, "ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES". All business combinations initiated after June 30, 2001 are now accounted for using the purchase method. The adoption of SFAS No. 141 did not have any effect on the Company's consolidated financial statements, but will impact the accounting for future business combinations.

    In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "INTANGIBLE ASSETS". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be adopted effective with the Company's first quarter of fiscal year 2002. The Company's Excess Reorganization Value will no longer be amortized subsequent to fiscal 2001 but rather will be evaluated for impairment. The Company is evaluating the impact that the adoption of this statement will have on its financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are required to be adopted effective with the Company's first quarter of fiscal year 2003. The Company has not determined the impact, if any, that the adoption of this statement will have on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", which supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", and APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are required to be adopted effective with the Company's first quarter of fiscal year 2002. The Company has not determined the impact, if any, that the adoption of this statement will have on its financial position or results of operations.

FORWARD-LOOKING INFORMATION

    This report and documents incorporated herein by reference contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to, competitive practices, including store openings and renovations, and pricing and promotional activity in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its associates and the terms of future collective bargaining agreements; the costs of other legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; availability and terms of financing; supply or quality control problems with the Company's vendors; and changes in economic conditions generally or in the markets served by the Company, which affect the spending patterns of the Company's customers. Such forward-looking statements can be identified by the use of words like "anticipates", "believes", "estimates", "expects", "may", "plans", "projects", "should", "will", or similar expressions, as well as discussions of strategy. A more detailed description of some of the risk factors is set forth in the Company's Annual Report on Form 10-K dated February 3, 2001.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS:   None.

    (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the fiscal quarter ended November 3, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PATHMARK STORES, INC.

                           BY                 /s/ FRANK G. VITRANO
                               -------------------------------------------------
                                               (FRANK G. VITRANO)
                                          EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER




                           BY               /s/ JOSEPH W. ADELHARDT
                               -------------------------------------------------
                                             (JOSEPH W. ADELHARDT)
                                     SENIOR VICE PRESIDENT AND CONTROLLER,
                                            CHIEF ACCOUNTING OFFICER





DATE:    December 17, 2001