Form 10-K
period 2002-02-02
PATHMARK STORES INC
filed 2002-05-01
CIK 95585

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
     FEBRUARY 2, 2002                                             1-5287

                            ------------------------
                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       22-2879612
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

            200 MILIK STREET                                          07008
          CARTERET, NEW JERSEY                                      (Zip Code)
(Address of principal executive office)

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

                       Yes /X/             No /_/

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

                       Yes /X/             No /_/

         As of April 19, 2002, 30,067,407 shares of the Common Stock were outstanding. The aggregate market value of the Common Stock as of April 19, 2002 (based upon the last reported sale price of the Common Stock by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers, was $690,429,707.

         Documents incorporated by reference: Part III of this Annual Report on Form 10-K incorporates by reference information to the extent specific sections are referred to herein from the Proxy Statement for its Annual Meeting to be held on June 13, 2002 (the "2002 Proxy Statement").

================================================================================

FORWARD-LOOKING INFORMATION

    This report and the documents incorporated by reference into this report contain both historical and "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiates, the ability to borrow funds under our credit facilities, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words "may", "will", "believe", "expect", "anticipate", "intend", project" and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

    o changes in business and economic conditions and other adverse conditions in our markets;
    o   unanticipated environmental damages; o increased competition;
    o increased labor costs and labor disruptions; o reliance on third-party suppliers;
    o our ability to successfully implement our renovation and expansion strategies; and
    o   natural disasters.

    For a discussion of these factors, see "Item 1 - Business - Factors Affecting Our Business and Prospects."

                                     PART I


ITEM 1.   BUSINESS*

GENERAL

    Pathmark Stores, Inc. was incorporated in Delaware in 1987 and is the successor by merger to a business established in 1966. In October 1987, our predecessor companies were acquired in a leveraged buyout pursuant to which substantial indebtedness was incurred. While our core supermarkets operations remained sound following this leveraged buyout, the additional indebtedness and associated interest expense ultimately led us and our then parent companies to file a prepackaged plan of reorganization in the U.S. Bankruptcy Court in Delaware on July 12, 2000. On September 7, 2000, the Court entered an order confirming our plan of reorganization, which became effective on September 19, 2000, at which time we formally exited Chapter 11. As part of the plan of reorganization, approximately $1 billion of our subordinated debt was cancelled, with the holders receiving 100% of our common stock. Our principal executive office is located at 200 Milik Street, Carteret, NJ 07008 (telephone: (732) 499-3000). Unless the context indicates otherwise, the terms "Company", "Pathmark", "we" and "our" as used in this report, mean Pathmark Stores, Inc. and its consolidated subsidiaries.

    We are a leading full-service supermarket chain in the Northeast, operating 141 stores in the densely populated New York-New Jersey and Philadelphia metropolitan areas. We pioneered the development of the large supermarket/drugstore format in the Northeast, opening our first store of this kind in 1977. Today, our stores average approximately 52,100 square feet in size and are approximately 17% larger than the average U.S. supermarket. In addition, our stores continue to be among the most productive in our industry. During fiscal 2001, we generated sales per store and sales per selling square foot of $28.8 million and $738, respectively, compared to industry averages of approximately $17.4 million and $535, respectively. During fiscal 2001, we opened five new stores, closed two stores and completed 34 renovations.

    Our stores provide "one-stop" shopping with a wide assortment of foods and general merchandise and typically provide a variety of conveniences including a customer service center, a pharmacy, expanded produce and health and beauty care departments, service seafood and delicatessen departments and an in-store bank. Our stores are generally well situated in high traffic urban and suburban locations where we have established a loyal customer base and where we believe we are well positioned against new competitive entrants. We provide value to our customers through strong customer service, a convenient shopping experience, modern stores, a wide assortment of merchandise that caters to our diverse customer base, competitive prices, a strong private label program and effective in-store execution.

    We believe we are the largest supermarket chain operating under a single banner ("Pathmark") in our market area in terms of annual sales, which provides us with economies of scale with respect to branding and advertising. We focus our operations on this market area, where we believe we can maintain and build upon our strong market presence and achieve additional operating economies. All of our stores are located within 100 miles of our corporate office in Carteret, New Jersey and of our company-operated and outsourced distribution facilities. The proximity of these distribution facilities to our stores enables us to maintain better in-stock conditions, short lead times and lower distribution costs. We intend to further strengthen our position within our market area by selectively expanding our store base. During fiscal 2002, we expect to open six new stores and have identified an additional 40 potential locations for our future stores within a 100 mile radius of our corporate office.

OUR STRENGTHS

    STRONG REGIONAL FRANCHISE. Operating in the New York-New Jersey and Philadelphia metropolitan areas for over 35 years, we have successfully developed a leading supermarket franchise with strong brand name recognition and customer loyalty. We believe we are the largest supermarket chain operating under a single banner in our market area in terms of annual sales. Our market area includes some of the most densely populated regions of the United States, representing approximately 10% of the U.S. population and encompassing two of the five largest U.S. metropolitan areas by population, namely New York and Philadelphia. We believe that the high population density in our markets coupled with the geographic concentration of our stores provide substantial opportunities for economies of scale.


--------------
* Unless otherwise indicated, all information in Item 1 is given as of February 2, 2002.

    HIGHLY PRODUCTIVE, MODERN-FORMAT STORE BASE. Our stores are among the most productive in the industry. During fiscal 2001, we generated sales per store and sales per selling square foot of $28.8 million and $738, respectively, compared to industry averages of approximately $17.4 million and $535, respectively. Our stores average approximately 52,100 square feet in size and are approximately 17% larger than the average U.S. supermarket. We design our stores to provide customers with "one-stop" shopping with a wide assortment of foods and general merchandise, as well as a host of additional conveniences, including 130 in-store full service pharmacies and, in approximately 67% of our stores, a wide array of financial services offered by in-store banks. We are a leading filler of prescriptions among our supermarket competitors in the New York-New Jersey and Philadelphia metropolitan areas and, through our agreements with Fleet Bank and New York Community Bank, we believe we are also the leading provider of in-store banking services in our market area.

    PRIME REAL ESTATE LOCATIONS. Our many years of operation in our market area have allowed us to establish a store presence in high traffic urban and suburban locations. We believe that this gives us a strong position against new competitive entrants as our store portfolio would be difficult to replicate.

    STRONG AND DIFFERENTIATED MERCHANDISING. We believe that our merchandising and marketing programs allow us to differentiate our product and service offering to our customers. We also believe that our large stores and the experience of our category managers and store operators allow us to respond to the varying product demands of our customers with effective merchandising, which is important given the diverse ethnic makeup of the communities in which we operate. In addition, we offer over 3,000 private label products under the "Pathmark" name, which we believe provides substantial value to our customers and increases overall customer loyalty. Given our leading position in our market area, our high customer count and our established marketing expertise, we are also able to offer vendors significant opportunities to market their products effectively in a desirable market area. As a result, we believe we are well-positioned to realize purchasing and cooperative marketing benefits from vendors.

    EXPERIENCED AND INCENTIVIZED MANAGEMENT TEAM. Our senior management team has significant experience, with our top five executives having worked in the industry for an average of 30 years. The current management team is led by our Chairman and CEO, James Donald, who joined us in October 1996 from Safeway where he previously was President of Safeway's Eastern division. Through Mr. Donald's leadership, management has successfully implemented numerous operational initiatives which have served to increase our overall competitiveness and market share. Our management team and associates also own and hold options to purchase our common stock, with stock-based incentives reaching down to the assistant store manager level. In addition, a significant portion of management's total compensation is incentive-based.

OUR STRATEGY

    Our goals are to increase sales, market penetration, profitability and return on investment in our existing markets. To achieve these goals, we intend to:

    CONTINUE TO RENOVATE OUR STORES AND EXPAND OUR STORE BASE. We believe that keeping stores fresh and up-to-date is critically important, and our goal is to renovate each store at least every five years. The store renovation program for fiscal 2001 included 34 renovations, the largest number we have renovated in any one year. At the end of fiscal 2001, approximately 80% of our stores were either new or have been renovated over the last five years. In addition to continually renovating our stores, we intend to further strengthen our position in our market area by selectively expanding our store base. During fiscal 2002, we expect to open six new stores, two of which will replace existing stores and complete 19 renovations. In addition, we have identified an additional 40 potential locations for our future stores within a 100 mile radius of our corporate office. By opening stores in our current market area, we believe we can increase our existing strong market presence and achieve additional operating economies.

    PROVIDE SUPERIOR CUSTOMER SERVICE AND STORE-LEVEL EXECUTION. We believe we differentiate ourselves by, among other things, our focus on customer service. To ensure the implementation of our high customer service standards, we rely on a store evaluation program whereby "mystery shoppers" visit our stores and rate them based on a variety of customer service attributes. One of our top priorities is to continue our strong execution in the area of food safety, which, through our surveys, we have found to be a top criterion by which customers choose a supermarket. We intend to continue to develop and improve store-level execution through programs that emphasize proactive, interpersonal communication between store associates and customers.

    EXPAND PROFIT THROUGH IMPROVED GROSS PROFIT. We intend to continue to focus on improving our profitability by capitalizing on our large store format, which affords us the flexibility to more effectively merchandise a broader array of products and services, as well as higher margin products. An integral part of our merchandising and marketing effort is to promote increased customer traffic for our stores through our various convenience service departments, such as in-store pharmacies and banks. Furthermore, we plan to leverage the Pathmark Advantage Card loyalty program, which facilitates more effective category management and offers us the opportunity to more efficiently target sales promotions while strengthening our customer base. We also intend to increase our focus on, and merchandising of, our private label products as they generally provide higher margins than comparable branded products. Gross profit improvement initiatives will also include a focus on inventory control, disciplined ordering and shrink reduction.

    REDUCE OPERATING EXPENSES. We consistently evaluate our business in an effort to reduce operating expenses without affecting our overall objective of providing a high level of customer service. Currently, we have a number of initiatives in place to accomplish this goal. For example, our labor initiative is intended to increase associate productivity through increased uses of technology, such as more efficient point-of-sale equipment. We also have a program called "Best Ball," which is designed to identify the best operating practices in use by certain stores and implement these best practices throughout our chain. These operating practices include maximizing efficient use of supplies and minimizing workers' compensation and customer accident claims.

    UPGRADE AND ENHANCE TECHNOLOGY. We believe in upgrading and improving our technology to enhance operating efficiency and customer service. We implemented a new financial system in the fourth quarter of fiscal 2001, which we expect will enhance our operational reporting and analytical tools. Similarly, our Wide Area Network was recently upgraded to take advantage of more reliable and faster frame relay technology, which we expect will improve communications with stores. Beginning in early 2002, we will begin to roll out IBM's latest point-of-sale technology, which we believe will improve cashier productivity and customer service. In addition, after testing "self-checkout" equipment in five of our stores and realizing strong customer acceptance and repeat usage, we expanded this feature to 21 stores and plan to expand self-checkout to a significant number of additional stores, with the intent of both improving our customer shopping experience and lowering store-level operating costs. We are also planning to implement a new time and attendance system, which will enable us to more effectively track store-level labor costs. We plan to continue evaluating a new category management system, which should assist in maximizing SKU level profitability and improve in-store merchandising. Many of our various systems initiatives were incorporated as part of a five-year extension of our existing IBM outsourcing agreement, which provides our data center and information systems functions, as well as business applications and systems development.

STORES

    We operate 141 full-service supermarkets in the New York-New Jersey and Philadelphia metropolitan areas. Our market area includes some of the most densely populated regions of the United States, representing approximately 10% of the U.S. population. We pioneered the development of the large supermarket/drugstore format in the Northeast, opening our first such store in 1977. Today, our stores average approximately 52,100 square feet in size and are approximately 17% larger than the average U.S. supermarket.

    Below is a summary of the range of our store sizes as of February 2, 2002:


TOTAL SQUARE FEET                                            NUMBER OF STORES
-----------------                                            ----------------
Greater than 60,000.......................................          17
55,001 - 60,000...........................................          41
50,001 - 55,000...........................................          36
45,001 - 50,000...........................................          23
40,000 - 45,000...........................................          12
Less than 40,000..........................................          12
                                                                   ---
Total.....................................................         141
                                                                   ===

    Our stores provide "one-stop" shopping with a wide assortment of foods and general merchandise and typically provide a variety of conveniences including a customer service center, a pharmacy, expanded produce and health and beauty care departments and service seafood and delicatessen departments. In addition, approximately 67% of our stores also include in-store banks offering a wide array of financial services, which are principally operated by Fleet Bank or New York Community Bank.

    Our stores are generally well situated in high traffic urban and suburban locations where we have established a loyal customer base and where we believe we are well positioned against new competitive entrants. Given the valuable locations of our stores coupled with a format that offers our customers a convenient, "one-stop" shopping experience, our stores are among the most productive in our industry. For fiscal 2001, we generated sales per store and sales per selling square foot of $28.8 million and $738, respectively, compared to industry averages of approximately $17.4 million and $535, respectively.

    112 of our stores are in the greater New York-New Jersey metropolitan area and 29 of our stores are in the greater Philadelphia metropolitan area.

STORE RENOVATION AND EXPANSION

    We believe that keeping stores fresh and up-to-date is critically important, and our goal is to renovate each store at least every five years. The store renovation program for fiscal 2001 included 34 renovations, the largest number we have renovated in any one year. By the end of fiscal 2001, approximately 80% of our stores were either new or renovated over the last five years. In addition to continually renovating our stores, we intend to further strengthen our position in our market area by selectively expanding our store base. During fiscal 2002, we expect to open six new stores, two of which will replace existing stores, and complete 19 renovations. In addition, we have identified an additional 40 potential locations for our future stores within a 100 mile radius of our corporate office.

    In March 2001, we purchased six former Grand Union stores for $15.2 million, excluding merchandise inventory. We have re-opened five of these stores as Pathmark stores and expect the sixth to be re-opened in the first half of fiscal 2002 after an extensive renovation and enlargement of the store.

    We continuously evaluate our stores for necessary renovations. Renovations, which we define as requiring capital expenditures in excess of $350,000, are completed to increase customer traffic and sales, respond to existing customer demand, compete effectively against new competitors in close proximity to a particular store and update a particular format to our current prototype. In certain circumstances, we may decide to replace a store instead of conducting a major renovation due to population shifts, availability of a more attractive site or cost considerations.

    We spent $131 million on capital expenditures, including property acquired under capital leases and technology investments, in fiscal 2001. We expect to spend $135 million on capital expenditures in fiscal 2002.

    The following table sets forth, for the periods indicated, our store development and renovation activities:


                                                                                 FISCAL YEAR
                                                             -----------------------------------------------------
                                                             2001          2000        1999         1998     1997
                                                             ------       -----       ------       -----     -----

Stores in operation at beginning of period.............        138         135          132         135        144
Opened or acquired during period.......................          5           4            3          --          2
Closed or sold during period...........................         (2)         (1)          --          (3)       (11)
                                                             ------       -----       ------       -----     -----
Stores in operation at end of period...................        141         138          135         132        135
                                                             ======       =====       ======       =====     =====
Stores renovated during period.........................         34          19           29          14         13
                                                             ======       =====       ======       =====     =====


    On March 1, 2002, we signed a joinder agreement with The Stop & Shop Supermarket Company ("Stop and Shop") to acquire nine Big V Shop-Rite supermarkets ("Big V") in conjunction with Stop & Shop's proposal to acquire substantially all of the Big V supermarkets pursuant to a plan of reorganization to be filed by Stop & Shop and certain creditors of Big V with the Bankruptcy Court in the Big V bankruptcy case. Big V is already the subject of a competing plan previously filed by Wakefern Food Corp. and Big V.

    Our acquisition of these stores is subject to a number of conditions, including the satisfaction of the closing conditions of Stop & Shop's asset purchase and sale agreement, the confirmation of the Stop & Shop plan of reorganization by the Bankruptcy Court and the approval of the applicable antitrust authorities. Because of the nature of the bankruptcy process and the existence of a competing plan of reorganization for Big V, there can be no assurances that we will be successful in acquiring the nine stores.

MERCHANDISING

    Our merchandising strategy is designed to offer a "one-stop" shopping experience that leverages our large store format and strong category management to provide a differentiated product and service offering for our customers, while allowing us to merchandise our higher margin products more effectively. In addition, we believe our focus on perishables, ethnic merchandising and private label has allowed increased customer loyalty, while providing higher margins and profitability.

    PERISHABLES. We believe that the quality of perishable items, particularly produce, is an important factor for consumers when choosing where to shop. This past year we brought our focus on produce to the "next level." Produce managers, general and assistant store managers and even members of senior management underwent produce training designed to educate them on all aspects of running a high quality and profitable produce department. Also, in fiscal 2001, we introduced into our advertisements "Produce Pete," a local television personality who has a television show on weekend mornings devoted to tips on shopping for fresh fruits and vegetables. We also continue to focus on our fresh seafood department which has shown steady growth. In addition, we have redesigned our bakery departments and our bakery offerings in a manner we believe is designed to improve profitability by reducing shrink, lowering operating costs and improving the departmental product mix.

    ETHNIC MERCHANDISING. Being located in the New York-New Jersey and Philadelphia metropolitan areas, we serve a highly diverse customer base, very often within the neighborhood of a given store. We effectively vary our product offerings across our store base in order to satisfy the various food preferences of our customers. We have a Director of Ethnic Merchandising whose sole focus is to more fully develop and refine our strategy of catering to our diverse customer base. We believe that our large stores and the experience of our category managers and store operators allow us to respond to the varying product demands of our customers with effective merchandising, which is especially important given the diversity of the communities in which we operate.

    PRIVATE LABEL. We have a large variety of private label products under the "Pathmark" name. Over 3,000 Pathmark private label products are currently available, which we believe provide substantial value to our customers. New, updated packaging for our entire line of private label products was substantially completed in fiscal 2000, which has helped to strengthen our brand positioning. As a result, private label product sales have increased.

ADVERTISING AND PROMOTION

    As part of our marketing strategy, we emphasize value through competitive pricing and weekly sales and promotions, supported by extensive advertising. Our advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers, with a particular emphasis on ethnic media, ad flyers distributed in stores and on radio.

    We also plan to continue to increase our focus on the Pathmark Advantage Card program to enhance our understanding of customer purchasing patterns and develop targeted sales promotions to our customer base. In addition, we have a website (www.pathmark.com) which offers promotional discounts and assorted on-line services.

    Given our leading position in our market area, our large customer count and our established marketing expertise, we also are able to offer vendors significant opportunities to market their products effectively in a desirable market area. As a result, we believe we are well-positioned to realize purchasing and cooperative marketing benefits from our vendors.

PURCHASING AND DISTRIBUTION

    We have outsourced a major portion of our distribution and trucking functions. This approach allows us to focus on our customers and stores. We have a long-term agreement expiring in February 2013 with C&S Wholesale Grocers, Inc. ("C&S"), the nation's third largest grocery wholesale company in terms of sales, to supply us with substantially all of our products other than general merchandise, pharmacy, health and beauty care and tobacco products. This agreement may be terminated for cause or certain events of bankruptcy by either party. Under our arrangement with C&S, we negotiate prices, discounts and promotions directly with vendors.

    AmeriSource-Bergen Corp., one of the nation's leading pharmaceutical wholesalers, supplies all of our pharmacy products. In addition, we have an agreement with a third-party trucking company to transport our products from our outsourced and internally operated warehouse and distribution facilities to our stores. While we have an excellent relationship with our current distribution partners, should we need to find alternative distribution partners for any reason, we believe that alternative sources of supply would be available to us at market terms.

    Our general merchandise, health and beauty care and tobacco products are internally supplied from our 290,000 square foot leased distribution center in Edison, New Jersey. We believe that our outsourced and internally provided warehouse and distribution facilities contain sufficient capacity for the continued expansion of our store base for the foreseeable future. All of our stores are within 100 miles of these distribution facilities.

MANAGEMENT INFORMATION SYSTEMS

    We implemented a new financial system in the fourth quarter of fiscal 2001 which we expect will enhance our operational reporting and analytical tools. Similarly, our Wide Area Network was recently upgraded to take advantage of more reliable and faster frame relay technology which we expect will improve communications with stores. Beginning in early 2002, we will begin to roll out IBM's latest point-of-sale technology, which we believe will improve cashier productivity and customer service.

    In addition, after testing "self-checkout" equipment in five of our stores and realizing strong customer acceptance and repeat usage, we expanded this feature to 21 stores and plan to expand self-checkout to a significant number of additional stores, with the intent of both improving our customer experience and lowering store-level operating costs. We are also planning to implement a new time and attendance system, with a view to allowing us to more effectively track store-level labor costs. We plan to continue evaluating a new category management system for installation in 2003, which should assist in maximizing SKU level profitability and improve in-store merchandising.

    Many of our various systems initiatives were incorporated as part of a five-year extension of our existing IBM outsourcing agreement in April 2001. Pursuant to this agreement, IBM operates our data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance our efficiency and customer service. The charges under this agreement are based upon the services requested at predetermined rates. We believe that this arrangement allows us to focus our management resources on our customers and stores.

COMPETITION

    The supermarket business is highly competitive. Our earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product acquisition and distribution and cost-effective store operations. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service. We compete against national, regional and local supermarkets, club stores, drug stores, convenience stores, discount merchandisers and other local retailers in our market area. Our principal competitors include ShopRite, A&P/Waldbaum's, Stop & Shop and Acme.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

    We have registered a variety of trade names, service marks and trademarks with the United States Patent and Trademark Office, including "Pathmark." We consider our Pathmark service marks to be of material importance to our business and actively defend and enforce such service marks.

REGULATION

    Our business requires us to hold various licenses and to register certain of our facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, we are obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of our licenses or registrations. In addition, most of our licenses require periodic renewals. We have experienced no material difficulties with respect to obtaining, effecting or retaining our licenses and registrations.

PATHMARK IN THE COMMUNITY

    We are recognized as a long-standing, valuable member of the communities which we serve. This recognition is based upon our associates' involvement in important community outreach efforts, as well as our support, both financial and in kind, of numerous nonprofit charitable organizations. Our participation in providing assistance to those affected by the tragic events of September 11th is an example of this commitment.

ASSOCIATES

    As of February 2, 2002, we employed approximately 27,000 people, of whom approximately 19,000 were employed on a part-time basis. Approximately 90% of our associates are covered by 15 collective bargaining agreements (typically having three or four year terms) negotiated with 13 different local unions. During fiscal 2002, six contracts, covering approximately 9,700 associates, will expire. We do not anticipate any difficulty in renegotiating these contracts. We believe that our relationship with our associates is generally satisfactory.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

    OUR INDUSTRY IS INTENSELY COMPETITIVE AND THE COMPETITION WE ENCOUNTER MAY HAVE A NEGATIVE IMPACT ON THE PRICES WE MAY CHARGE FOR OUR PRODUCTS, OUR REVENUES AND PROFITABILITY. The supermarket business is highly competitive and is characterized by high inventory turnover and narrow profit margins. As a result, our results of operations are sensitive to, and may be materially adversely impacted by, among other things, competitive pricing, promotional pressures and additional store openings. We compete with national and regional supermarkets, club stores, drug stores, convenience stores, discount merchandisers and other local retailers in the market areas we serve. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition cost and lower operating expenses than we do, and we may be unable to compete successfully in the future.

    We are mainly concentrated in the metropolitan areas of New York-New Jersey and Philadelphia. As a result, we are vulnerable to economic downturns in that region, in addition to those that may affect the country as a whole, as well as natural and other catastrophic events that may impact that region. These events may adversely affect our sales which may lead to lower earnings, or even losses, and may also adversely affect our future growth and expansion. For example, the economic recession in 2001, combined with the terrorist events of September 11, 2001, have adversely affected the New York region and the regional economy. Further, since we are concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

    OUR RENOVATION AND EXPANSION PLANS MAY NOT BE SUCCESSFUL, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION. A key to our business strategy has been, and will continue to be, the renovation and expansion of total selling square footage. Although we expect cash flows generated from operations, supplemented by the unused borrowing capacity under our bank credit facility and the availability of capital lease financing, will be sufficient to fund our capital renovation and expansion programs, sufficient funds may not be available. In addition, the greater financial resources of some of our competitors for real estate sites could adversely affect our ability to open new stores. The inability to renovate our existing stores, add new stores or increase the selling area of existing stores could adversely affect our business, our results of operations and our ability to compete successfully.

    WE RELY ON C&S FOR SUPPLY OF A MAJORITY OF OUR PRODUCTS. Pursuant to the terms of a long-term supply agreement, we have outsourced to C&S, supply of substantially all of the products we sell other than general merchandise, pharmacy, health and beauty care and tobacco products. During fiscal 2001, the products supplied from C&S accounted for approximately 61% of all of our supermarket inventory purchases. Although we have not experienced difficulty in supply of these products to date, supply interruptions by C&S may occur in the future. Any significant interruption in this supply stream, including as a result of disruptions at C&S or if the C&S agreement were terminated for any reason, could have a material adverse effect on our business and results of operations.

    WE ARE AFFECTED BY INCREASING LABOR COSTS AND A COMPETITIVE LABOR MARKET AND ARE SUBJECT TO THE RISK OF UNIONIZED LABOR DISRUPTIONS. Our continued success depends on our ability to attract and retain qualified personnel. We compete with other businesses in our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified employees. Our labor costs may continue to increase, and such increases may not be recovered. If we fail to attract and retain qualified employees, to control our labor costs or to recover any increased labor costs through increased prices, our business and results of operations may be materially adversely affected. In addition, approximately 90% of our associates are covered by collective bargaining agreements with local labor unions. Although we do not anticipate any difficulty renegotiating these contracts as they expire, a labor-related work stoppage by these unionized employees could adversely affect our business and results of operations.

    WE FACE THE RISK OF BEING HELD LIABLE FOR ENVIRONMENTAL DAMAGES THAT MAY OCCUR. Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. From time to time we have been named as one of many potentially responsible parties at Superfund sites, although our share of liability has typically been DE MINIMIS. We believe we are currently in substantial compliance with applicable environmental requirements. However, future developments such as more aggressive enforcement policies, new laws or discovery of unknown conditions may require expenditures that may have a material adverse effect on our business and financial condition.

ITEM 2.   PROPERTIES*

    As of February 2, 2002, we operated 141 supermarkets located in New York, New Jersey, Pennsylvania and Delaware as follows:


STATE                                                           NUMBER OF STORES
-----                                                           ----------------
New Jersey.................................................            63
New York...................................................            56
Pennsylvania...............................................            18
Delaware...................................................             4
                                                                      ----
Total......................................................           141
                                                                      ====


    Our 141 supermarkets have total square footage of approximately 7.3 million square feet with an aggregate selling area of approximately 5.4 million square feet. Fifteen of these stores are owned and the remaining 126 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Thirty-eight leases will expire through fiscal 2006 and there are options to renew 37 of them. A new store is under construction to replace the 38th store.

    We lease our corporate headquarters in Carteret, New Jersey in premises totaling approximately 150,000 square feet in size.


--------------

* Unless otherwise indicated, all information in Item 2 is given as of February 2, 2002.

    All of the facilities owned by us are subject to mortgages. We plan to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale/leaseback or mortgage transactions with respect to owned properties if we believe such transactions are financially advantageous.

    We continue to operate a 290,000 square foot leased general merchandise, health and beauty care products and tobacco distribution center in Edison, New Jersey, which opened in 1980.


ITEM 3.   LEGAL PROCEEDINGS*

    AHOLD LITIGATION. On December 16, 1999, Koninkljke Ahold N.V. ("Ahold") filed a complaint in the Supreme Court, State of New York, County of New York (the "Supreme Court"), against us seeking a declaratory judgment that Ahold had used its "best efforts" under a merger agreement pursuant to which Ahold was going to acquire us (the "Merger Agreement"). On January 18, 2000, we filed our answer and counterclaims, denying Ahold's assertion that it used its best efforts to consummate the Merger Agreement. Additionally, we asserted counterclaims against Ahold for (i) breach of contract by failure to use best efforts; (ii) breach of the covenant of good faith and fair dealing; and (iii) unfair competition. We have requested compensatory damages in an unspecified amount.

    On February 7, 2000, Ahold answered our counterclaims and denied the allegations contained therein and filed an amended complaint seeking declarations that (i) the "best efforts" clause in the Merger Agreement is unenforceable; (ii) the "best efforts" clause is enforceable and Ahold did not breach that clause; and (iii) Ahold properly terminated the Merger Agreement. Additionally, Ahold alleged that we breached the "best efforts" clause of the Merger Agreement and has requested compensatory damages in an unspecified amount. We filed our amended answer, amended complaint and amended counterclaims on February 27, 2000.

    In April 2000, we filed a motion seeking partial summary judgment in its favor on Ahold's claim for a declaratory judgment that the "best efforts" provisions in the Merger Agreement are unenforceable. Ahold opposed the motion and cross moved for summary judgment on the same claim. In December 2000, the Supreme Court entered an order granting Ahold's motion for partial summary judgment regarding our counterclaim alleging that Ahold had failed to comply with the "best efforts" provision of the Merger Agreement, which order was affirmed on appeal in January 2002. Notwithstanding this appellate decision, we have two viable counterclaims against Ahold that we intend to pursue.

    OTHER. We are subject to claims and suits against us in the ordinary course of our business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.







--------------

* Unless otherwise indicated, all information in Item 3 is given as of February 2, 2002.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age as of April 15, 2002, principal occupation or employment at the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of our executive officers, all of whom are citizens of the United States and serve at the discretion of our Board of Directors. Our executive officers listed below were elected to office for an indefinite period of time. No family relationship exists between any of our executive officer and any of our other executive officer or director.


                                                                                    OFFICER OF THE
     NAME             AGE                     POSITIONS AND OFFICE                  COMPANY SINCE
     ----             ---                     --------------------                  -------------
James L. Donald       48      Chairman, President and Chief Executive Officer            1996
                              since October 1996; President of the Eastern
                              Division of Safeway, Inc. prior thereto.(1)

Robert J. Joyce       56      Executive Vice President, Human Resources and              1989
                              Administration since January 2000; Senior Vice
                              President, Administration prior thereto. Mr. Joyce
                              joined us in 1963.

Eileen R. Scott       49      Executive Vice President, Store Operations since           1998
                              November 2001; Executive Vice President, Marketing
                              and Distribution (from January 1998 to November
                              2001); Vice President, Non-Foods Merchandising and
                              Pharmacy prior thereto. Ms. Scott joined us in
                              1969.

Frank G. Vitrano      46      Executive Vice President, Chief Financial Officer          1995
                              and Treasurer since January 2000; Senior Vice
                              President, Chief Financial Officer and Treasurer
                              from September 1998 to January 2000; Vice
                              President and Treasurer prior thereto. Mr. Vitrano
                              joined us in 1972.(1)

Herbert A. Whitney    51      Executive Vice President, Marketing and Logistics          2001
                              since November 2001; Senior Vice President,
                              Non-Perishable Merchandising prior thereto. Mr.
                              Whitney joined us in 1966.

Joseph W. Adelhardt   55      Senior Vice President and Controller. Mr.                  1987
                              Adelhardt joined us in 1976.

Harvey M. Gutman      56      Senior Vice President, Retail Development. Mr.             1990
                              Gutman joined us in 1976.

Marc A. Strassler     53      Senior Vice President, Secretary and General               1987
                              Counsel since May 1998; Vice President, Secretary
                              and General Counsel prior thereto. Mr. Strassler
                              joined us in 1974.

Myron D. Waxberg      68      Vice President and General Counsel, Real Estate.           1991
                              Mr. Waxberg joined us in 1976.

---------------
(1)      Member of the Board of Directors.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    MARKET FOR COMMON STOCK. The common stock and warrants are currently trading on the Nasdaq National Market under the ticker symbols "PTMK" and "PTMKW", respectively. The following table represents the high and low closing sales prices for the common stock for each quarter since the common stock began to be publicly traded, as reported by the Nasdaq National Market.


                                                      HIGH               LOW
                                                      ----               ---
                 FISCAL 2001:
                 ------------
                 1st quarter....................     $19.09            $16.00
                 2nd quarter....................      25.13             18.83
                 3rd quarter....................      25.00             21.59
                 4th quarter....................      25.92             21.66


                 FISCAL 2000:
                 ------------
                 3rd quarter (a)................     $14.50            $11.63
                 4th quarter....................      17.25             13.88

                 ------
                 (a)  Commencing on September 28, 2000


    HOLDERS OF RECORD. As of April 19, 2002, there were 38 holders of record of our common stock.

    DIVIDENDS. We paid no cash dividends to our stockholders and do not currently anticipate paying cash dividends during fiscal 2002. We are prohibited from paying cash dividends to holders of our common stock under our credit agreement dated as of September 19, 2000 with JPMorgan Chase Bank, as agent and the lenders party thereto. We are restricted from paying cash dividends to holders of our common stock under the indenture governing our $200 million 8.75% senior subordinated notes due 2012.

ITEM 6.  SELECTED FINANCIAL DATA

           SUMMARY OF HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

    The following tables present selected historical consolidated financial and other data. The periods prior to our exit from Chapter 11 have been designated "Predecessor Company" and the periods subsequent to that date have been designated "Successor Company." The statement of operations data for the 52 weeks ended February 2, 2002, the 20 weeks ended February 3, 2001, the 33 weeks ended September 16, 2000 and the 52 weeks ended January 29, 2000 and the balance sheet data as of February 2, 2002 and February 3, 2001 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the fiscal years ended January 30, 1999 and January 31, 1998 and the balance sheet data as of January 29, 2000, January 30, 1999 and January 31, 1998 are derived from our audited consolidated financial statements, not included in this report. Certain data of the Successor Company and Predecessor Company have been combined for the 53 weeks ended February 3, 2001 for comparative purposes with the other fiscal years presented.

    The following table (dollars in millions, except per share amounts) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this report:


                                                SUCCESSOR COMPANY (a)                    PREDECESSOR COMPANY (a)
                                              -------------------------    --------------------------------------------------
                                                52 WEEKS     20 WEEKS        33 WEEKS    52 WEEKS     52 WEEKS     52 WEEKS
                                                  ENDED        ENDED          ENDED        ENDED        ENDED        ENDED
                                               FEBRUARY 2,  FEBRUARY 3,   SEPTEMBER 16, JANUARY 29,  JANUARY 30,  JANUARY 31,
                                                  2002         2001           2000      2000         1999         1998
                                              ------------ ------------    ----------- ------------ ------------ ------------
STATEMENT OF OPERATIONS DATA:
Sales........................................ $   3,963.3  $  1,493.7      $  2,348.2  $   3,698.1  $   3,655.2  $  3,696.0
Cost of goods sold...........................    (2,855.6)   (1,072.6)       (1,688.5)    (2,639.4)    (2,612.0)   (2,652.0)
                                              ------------ ------------    ----------- ------------ ------------ ------------
Gross profit.................................     1,107.7       421.1           659.7      1,058.7      1,043.2     1,044.0
Selling, general and administrative expenses.      (920.4)     (339.3)         (549.7)      (850.3)      (832.4)     (840.4)
Depreciation and amortization................       (76.7)      (25.8)          (48.0)       (75.1)       (77.5)      (84.1)
Reorganization income (expenses), net (b)....          --         7.4            (0.9)          --           --          --
Amortization of excess reorganization
  value (c)..................................      (265.5)      (98.5)             --           --           --          --
                                              ------------ ------------    ----------- ------------ ------------ ------------
Operating earnings (loss)....................      (154.9)      (35.1)           61.1        133.3        133.3       119.5
Interest expense, net (d)....................       (65.3)      (27.7)          (99.1)      (163.1)      (161.3)     (166.8)
                                              ------------ ------------    ----------- ------------ ------------ ------------
Loss before income taxes and extraordinary
   items.....................................      (220.2)      (62.8)          (38.0)       (29.8)       (28.0)      (47.3)
Income tax provision.........................       (18.5)      (14.7)           (0.1)        (2.1)        (1.7)       (2.2)
                                              ------------ ------------    ----------- ------------ ------------ ------------
Loss before extraordinary items..............      (238.7)      (77.5)          (38.1)       (31.9)       (29.7)      (49.5)
Extraordinary items, net of tax (e)..........        (3.3)         --           313.7           --           --        (7.5)
                                              ------------ ------------    ----------- ------------ ------------ ------------
Net earnings (loss).......................... $    (242.0) $    (77.5)     $    275.6  $     (31.9) $     (29.7) $    (57.0)
                                              ============ ============    =========== ============ ============ ============
Net loss per share - basic and diluted (f)
   Loss before extraordinary items........... $    (7.96)  $   (2.58)
   Extraordinary items, net of tax...........      (0.11)          --
                                              ------------ ------------
   Net loss.................................. $    (8.07)  $   (2.58)
                                              ============ ============

Ratio of earnings to fixed charges (g).......        --          --              --           --           --          --

BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents.................... $      24.6  $     84.6                  $      16.2  $       7.9  $     63.4
Total assets.................................     1,495.5     1,725.4                        843.2        826.5       906.5
Long-term debt...............................       440.6       444.1                      1,264.1      1,258.5     1,208.3
Long-term lease obligations..................       172.8       177.2                        173.3        160.8       170.5
Total debt, including lease obligations......       639.6       647.8                      1,541.6      1,457.2     1,446.7
Exchangeable preferred stock and accrued
   dividends.................................          --          --                        235.8        216.7       197.6
Stockholders' equity (deficiency)............       344.4       589.0                     (1,434.4)    (1,383.8)   (1,335.4)


                       See notes on the following pages.

      NOTES TO SUMMARY OF HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA


                                                             COMBINED SUCCESSOR COMPANY AND PREDECESSOR COMPANY
                                                     -----------------------------------------------------------------
                                                       52 WEEKS     53 WEEKS      52 WEEKS     52 WEEKS     52 WEEKS
                                                         ENDED        ENDED         ENDED        ENDED        ENDED
                                                      FEBRUARY 2,  FEBRUARY 3,   JANUARY 29,  JANUARY 30,  JANUARY 31,
                                                         2002         2001          2000         1999         1998
                                                     ------------ ------------  ------------ ------------ ------------
OTHER DATA (DOLLARS IN MILLIONS):
Same-store sales growth............................          2.5%        0.3%           0.6%        0.7%         0.8%
EBITDA(h)..........................................  $     189.2  $    193.2    $     211.3  $    212.2   $    201.6
Cash provided by (used for):
   Operating activities............................         82.6        66.0           21.9       (24.5)        58.2
   Investing activities............................       (116.5)      (35.4)         (39.4)       14.2         95.6
   Financing activities............................        (26.1)       37.8           25.8       (45.1)      (101.9)
Ratio of total debt to EBITDA(i)...................          3.4x        3.4x           7.3x        6.9x         7.2x
Ratio of EBITDA to interest expense................          2.9x       (j)             1.3x        1.3x         1.2x
Capital expenditures, including property acquired
  under capital leases and technology investments.   $     130.5  $     66.9    $      87.6  $     54.5   $     58.1

SUPERMARKET DATA (NUMBER OF STORES):
Stores in operation at beginning of period.........        138         135            132         135          144
Opened or acquired during period...................          5           4              3          --            2
Closed or sold during period.......................         (2)         (1)            --          (3)         (11)
                                                     ------------ ------------  ------------ ------------ ------------
Stores in operation at end of period...............        141         138            135         132          135
                                                     ============ ============  ============ ============ ============
Stores renovated during period.....................         34          19             29          14           13
                                                     ============ ============  ============ ============ ============


(a) We completed our plan of reorganization and formally exited Chapter 11 on September 19, 2000, the "Plan Effective Date." As a result, we adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity had been deemed created for financial reporting purposes. The periods presented prior to the Plan Effective Date have been designated "Predecessor Company" and the periods subsequent to the Plan Effective Date have been designated "Successor Company" with September 16, 2000, the Saturday nearest the Plan Effective Date, utilized for the accounting closing date related to the Predecessor Company financial statements. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of the plan of reorganization, the results of operations and balance sheets of the Successor Company and the Predecessor Company are not comparable.

    Pursuant to the plan of reorganization, our direct and indirect parent companies merged with us and we became the surviving entity. These mergers are being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly the historical financial information of the Predecessor Company presented herein reflects the financial position and results of operations of the combined entity.

(b) Reorganization income of $7.4 million for the 20 weeks ended February 3, 2001 is comprised of a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims. Reorganization expenses of $0.9 million for the 33 weeks ended September 16, 2000 are comprised of $19.1 million of fees directly attributable to the plan of reorganization, net of a gain of $18.2 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases.


                       See notes on the following pages.

NOTES TO SUMMARY OF HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA -
(CONTINUED)


(c) The excess reorganization value of $798.0 million, resulting from Fresh-Start Reporting, is being amortized over three years. With the adoption of SFAS No. 142 in fiscal 2002, our excess reorganization value account will no longer be amortized subsequent to fiscal 2001 but rather will be evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

(d) As a result of our Chapter 11 filing on July 12, 2000, the "Petition Date," no principal or interest payments were made on or after the Petition Date on our subordinated debt. Accordingly, no interest expense for such subordinated debt has been accrued on or after the Petition Date.

(e) In fiscal 2001, the extraordinary item of $3.3 million, net of an income tax benefit of $2.3 million, represents costs incurred resulting from the early extinguishment of debt, including the write-off of deferred financing costs, related to the pay down of a portion of our credit agreement from certain of the proceeds of the $200 million senior subordinated notes issued on January 29, 2002. In the 33 weeks ended September 16, 2000, the extraordinary item of $313.7 million, net of an income tax provision of $46.6 million, represents the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants; such income was reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange. Since the realization of such income occurred under the Bankruptcy Code, we did not recognize income from the cancellation of debt for tax purposes, but elected to reduce, at the beginning of fiscal 2001, the basis of our depreciable property and, with the remaining income from the cancellation of debt, to reduce our net operating loss tax carryforwards. The tax provision related to the extraordinary item in fiscal 2000 was based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets. In fiscal 1997, the extraordinary item of $7.5 million, net of an income tax benefit of $5.5 million, represents early extinguishment of debt.

(f) The weighted average shares outstanding for net loss per share - basic and diluted of the Successor Company for all periods presented were 30.0 million shares. All stock options, warrants and restricted stock were excluded from the computation of our net loss per share - diluted because their effect would have been anti-dilutive. Net earnings (loss) per share data is not presented for the Predecessor Company due to the significant change in our capital structure.

(g) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and extraordinary items, plus fixed charges. Fixed charges consist of interest expense, including capitalized interest, amortization of debt issuance costs and a portion of operating lease rental expense deemed to be representative of the interest factor. Deficiency in earnings available to cover fixed charges for fiscal 2001, the 20 week period ended February 3, 2001, the 33 week period ended September 16, 2000, fiscal 1999, fiscal 1998 and fiscal 1997 was $220.2 million, $62.8 million, $38.0 million, $29.8 million, $28.0 million and $47.3 million, respectively.

NOTES TO SUMMARY OF HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA -
(CONTINUED)


(h) EBITDA represents earnings from operations before interest, income taxes, depreciation, amortization, the gain (loss) on sale of real estate, reorganization income and the LIFO charge (credit). While EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, it should not be construed as an alternative to, or a better indicator of, operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. Our measurement of EBITDA, as presented below (in millions), may not be comparable to similarly titled measures reported by other companies:


                                                                COMBINED SUCCESSOR COMPANY AND PREDECESSOR COMPANY
                                                           -----------------------------------------------------------
                                                             52 WEEKS    53 WEEKS     52 WEEKS   52 WEEKS    52 WEEKS
                                                              ENDED       ENDED        ENDED       ENDED      ENDED
                                                           FEBRUARY 2, FEBRUARY 3,  JANUARY 29, JANUARY 30, JANUARY 31,
                                                               2002        2001         2000        1999      1998
                                                           ----------- -----------  ----------- ---------- -----------
     Net loss before extraordinary items.................. $  (238.7)  $  (115.6)   $  (31.9)   $  (29.7)  $  (49.5)
     Adjustments to calculate EBITDA:
       Interest expense, net..............................      65.3       126.8       163.1       161.3      166.8
       Income tax provision...............................      18.5        14.8         2.1         1.7        2.2
       Depreciation and amortization......................      76.7        76.0 (1)    78.4 (1)    80.6(1)    87.5(1)
       Amortization of excess reorganization value........     265.5        98.5           --          --         --
       Gain on sale of real estate........................         --       (1.8)       (0.4)       (5.1)         --
       Reorganization income..............................         --       (6.5)          --          --         --
       LIFO charge (credit)...............................       1.9         1.0           --        3.4       (5.4)
                                                           ----------- -----------  ----------- ---------- -----------
     EBITDA............................................... $   189.2   $   193.2    $  211.3    $  212.2   $  201.6
                                                           =========== ===========  =========== ========== ===========


     (1) Includes amortization of video tapes of $2.2 million, $3.3 million, $3.1 million and $3.4 million in fiscal 2000, fiscal 1999, fiscal 1998 and fiscal 1997, respectively; in fiscal 2000, we discontinued our video tape rental business.

(i) Total debt used is as of period end.

(j) Ratio is not meaningful due to the reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002 ("FISCAL 2001"), FEBRUARY 3, 2001 ("FISCAL 2000") AND JANUARY 29, 2000 ("FISCAL 1999"), WHICH ARE INCLUDED ELSEWHERE IN THIS REPORT. THE RESULTS OF THE PREDECESSOR COMPANY AND SUCCESSOR COMPANY HAVE BEEN COMBINED FOR THE 53 WEEKS ENDED FEBRUARY 3, 2001 SINCE SEPARATE DISCUSSIONS ARE NOT MEANINGFUL IN TERMS OF THEIR OPERATING RESULTS OR COMPARISONS TO THE OTHER PERIODS.

GENERAL

    We are a leading supermarket chain in the Northeast, operating 141 supermarkets in the densely populated New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population in the United States. All of our supermarkets are located within 100 miles of our corporate office in Carteret, New Jersey.

    We formally exited from Chapter 11 effective September 19, 2000, which we refer to as the "Plan Effective Date". For financial reporting purposes, we accounted for the consummation of the plan of reorganization effective September 16, 2000, the Saturday nearest the Plan Effective Date. Fresh-Start Reporting resulted in significant changes to the valuation of certain of our assets and liabilities, and to our stockholders' equity. With the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. The periods prior to the Plan Effective Date have been designated "Predecessor Company" and the periods subsequent to the Plan Effective Date have been designated "Successor Company". For separate presentations of the results of the Predecessor Company and Successor Company for these periods, see our consolidated financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated statements of operations data (in millions):


                                                                                    FISCAL YEAR
                                                         ------------------------------------------------------------------
                                                                2001                   2000                   1999
                                                         --------------------  ---------------------  ---------------------
                                                          AMOUNT       %         AMOUNT       %        AMOUNT        %
                                                         ---------- ---------  ----------- ---------  ----------  ---------
Sales..................................................  $ 3,963.3    100.0%   $  3,841.9    100.0%   $  3,698.1    100.0%
                                                         ========== =========  =========== =========  ==========  =========
Gross profit...........................................  $ 1,107.7     27.9%   $  1,080.8     28.1%   $  1,058.7     28.6%
Selling, general and administrative expenses...........     (920.4)   (23.2)       (889.0)   (23.1)       (850.3)   (23.0)
Depreciation and amortization..........................      (76.7)    (1.9)        (73.8)    (1.9)        (75.1)    (2.0)
Reorganization income..................................         --       --           6.5      0.2           --        --
Amortization of excess reorganization value............     (265.5)    (6.7)        (98.5)    (2.6)          --        --
                                                         ---------- ---------  ----------- ---------  ----------  ---------
Operating earnings (loss)..............................     (154.9)    (3.9)         26.0      0.7         133.3      3.6
Interest expense, net..................................      (65.3)    (1.6)       (126.8)    (3.3)       (163.1)    (4.4)
                                                         ---------- ---------  ----------- ---------  ----------  ---------
Loss before income taxes and extraordinary items.......     (220.2)    (5.5)       (100.8)    (2.6)        (29.8)    (0.8)
Income tax provision...................................      (18.5)    (0.5)        (14.8)    (0.4)         (2.1)    (0.1)
                                                         ---------- ---------  ----------- ---------  ----------  ---------
Loss before extraordinary items........................     (238.7)    (6.0)       (115.6)    (3.0)        (31.9)    (0.9)
Extraordinary items, net of tax........................       (3.3)    (0.1)        313.7      8.2           --        --
                                                         ---------- ---------  ----------- ---------  ----------  ---------
Net earnings (loss)....................................  $  (242.0)    (6.1)%  $    198.1      5.2%   $    (31.9)    (0.9)%
                                                         ========== =========  =========== =========  ==========  =========


FISCAL 2001 COMPARED TO FISCAL 2000

    SALES. Sales in fiscal 2001 were $3.96 billion compared to $3.84 billion in fiscal 2000, an increase of 3.2%. Total sales, excluding the extra week in fiscal 2000, increased 5.1% in fiscal 2001. The sales increase in fiscal 2001 was primarily due to higher same store sales (stores opened the entire year in both fiscal 2001 and fiscal 2000, including replacement stores and enlargements and excluding the extra week in fiscal 2000) of 2.5% and new stores. Sales also benefited from our various post-restructuring initiatives and increased promotional spending, such as double coupons. During fiscal 2001, we opened five new stores, closed two stores and renovated 34 stores. We operated 141 and 138 stores at the end of fiscal 2001 and fiscal 2000, respectively.

    GROSS PROFIT. Gross profit represents the remaining amount of sales after deducting cost of goods, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in fiscal 2001 was $1.11 billion or 27.9% of sales compared to $1.08 billion or 28.1% of sales for fiscal 2000. The increase in gross profit of $26.9 million for fiscal 2001 compared to fiscal 2000 was due to higher sales, partially offset by higher promotional expenses and shrink. The decrease in gross profit percentage in fiscal 2001 was primarily due to the impact of our promotional initiatives to generate sales and higher shrink.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A in fiscal 2001 increased $31.4 million or 3.5% compared to fiscal 2000. This increase in SG&A was primarily due to higher expenses related to store labor and related benefits and occupancy as well as preopening expenses of $2.5 million related to the six former Grand Union stores and a charge of $1.8 million related to the closing of two under-performing stores on August 4, 2001, partially offset by income of $3.3 million resulting from the partial settlement of a lawsuit related to price fixing of prescription drugs. Included in fiscal 2000 were gains on the sale of certain real estate of $1.8 million. As a percentage of sales, SG&A was 23.2% and 23.1% in fiscal 2001 and fiscal 2000, respectively.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $76.7 million in fiscal 2001 was $2.9 million higher than the $73.8 million in fiscal 2000. The increase in depreciation and amortization expense in fiscal 2001 compared to fiscal 2000 was primarily due to the impact of our stepped up capital program and technology initiatives. Depreciation and amortization includes video tape amortization of $2.2 million in fiscal 2000. There is no video tape amortization in fiscal 2001 since we discontinued our video tape rental business in fiscal 2000.

    REORGANIZATION INCOME. Reorganization income of $6.5 million in fiscal 2000 was comprised of a gain of $25.6 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases, net of $19.1 million of fees directly attributable to the plan of reorganization.

    AMORTIZATION OF EXCESS REORGANIZATION VALUE. Excess reorganization value of $798.0 million is being amortized over three years. Amortization expense was $265.5 million and $98.5 million for fiscal 2001 and for fiscal 2000, respectively. The increase in amortization expense in fiscal 2001 compared to fiscal 2000 was due to a full year of amortization in fiscal 2001. With the adoption of SFAS No. 142, our excess reorganization value will no longer be amortized subsequent to fiscal 2001 but rather will be evaluated for impairment annually, or more frequently if events or change in circumstances indicate that the asset might be impaired.

    OPERATING EARNINGS (LOSS). Fiscal 2001 operating loss was $154.9 million compared to fiscal 2000 operating earnings of $26.0 million. The decrease in operating earnings in fiscal 2001 compared to fiscal 2000 was primarily due to the amortization of the excess reorganization value in fiscal 2001.

    INTEREST EXPENSE, NET. Interest expense was $65.3 million in fiscal 2001 compared to $126.8 million in fiscal 2000. The decrease in interest expense in fiscal 2001 compared to fiscal 2000 was primarily due to the cancellation of $1.0 billion in subordinated debt under the plan of reorganization and favorable LIBOR borrowing rates under our credit agreement.

    INCOME TAX PROVISION. The income tax provision was $18.5 million and $14.8 million in fiscal 2001 and fiscal 2000, respectively. Refer to Note 18 of the consolidated financial statements for information related to our income taxes. During fiscal 2001, we made income tax payments of $1.0 million and received income tax refunds of $15,000. During fiscal 2000, we made income tax payments of $0.2 million and received income tax refunds of $0.5 million.

    EXTRAORDINARY ITEM. In fiscal 2001, the extraordinary item of $3.3 million, net of an income tax benefit of $2.3 million, represents costs incurred resulting from the early extinguishment of debt, including the write-off of deferred financing costs, related to the pay down of a portion of the credit agreement from certain of the proceeds of the $200 million senior subordinated notes issued on January 29, 2002. In fiscal 2000, the extraordinary item of $313.7 million, net of an income tax provision of $46.6 million, represents income from the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants; such income was reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange.

    SUMMARY OF OPERATIONS. Net loss in fiscal 2001 was $242.0 million compared to net earnings of $198.1 million for fiscal 2000. This increase in net loss was primarily due to the increase in the amortization of excess reorganization value in fiscal 2001 and the extraordinary item of $313.7 million in fiscal 2000. Excluding the amortization of excess reorganization value and the extraordinary item, net earnings were $26.8 million in fiscal 2001. Excluding the extraordinary item, the reorganization income and the amortization of excess reorganization value, net loss was $20.5 million in fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

    SALES. Sales in fiscal 2000 were $3.84 billion compared to $3.70 billion in fiscal 1999, an increase of 3.9%. Same store sales (stores opened the entire year in both fiscal 2000 and fiscal 1999, including replacement stores and enlargements and excluding the extra week in fiscal 2000) increased 0.3% in fiscal 2000. Total sales, excluding the extra week, increased 1.9% in fiscal 2000. Sales in fiscal 2000 compared to fiscal 1999 were also impacted by new store openings in fiscal 2000. During fiscal 2000, we opened four new stores, including one replacement store, and renovated 19 stores. We operated 138 and 135 stores at the end of fiscal 2000 and fiscal 1999, respectively.

    GROSS PROFIT. Gross profit in fiscal 2000 was $1.08 billion or 28.1% of sales compared to $1.06 billion or 28.6% of sales for fiscal 1999. The increase in gross profit of $22.1 million for fiscal 2000 compared to fiscal 1999 was due to higher sales, partially offset by higher promotional expenses and shrink.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A in fiscal 2000 increased $38.7 million or 4.6% compared to fiscal 1999. The increase in SG&A for fiscal 2000 compared to fiscal 1999 was primarily due to higher expenses related to store labor and related benefits and higher operating costs in general, primarily due to the additional week in fiscal 2000. Included in fiscal 2000 and fiscal 1999 were gains on the sale of certain real estate of $1.8 million and $0.4 million, respectively. As a percentage of sales, SG&A was 23.1% in fiscal 2000, up from 23.0% in fiscal 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $73.8 million in fiscal 2000 was $1.3 million lower than the $75.1 million in fiscal 1999. The decrease in depreciation and amortization expense in fiscal 2000 compared to fiscal 1999 was primarily due to the impact of lower capital expenditures in fiscal 2000. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $2.2 million and $3.3 million in fiscal 2000 and fiscal 1999, respectively.

    REORGANIZATION INCOME. Reorganization income of $6.5 million for fiscal 2000 was comprised of a gain of $25.6 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases, net of $19.1 million of fees directly attributable to the plan of reorganization.

    AMORTIZATION OF EXCESS REORGANIZATION VALUE: Excess reorganization value of $798.0 million is being amortized over three years. Amortization expense for fiscal 2000 commenced on the Plan Effective Date and was $98.5 million.

    OPERATING EARNINGS. Operating earnings were $26.0 million in fiscal year 2000 compared to $133.3 million in fiscal 1999. The decrease in operating earnings in fiscal 2000 compared to fiscal 1999 was primarily due to the amortization of the excess reorganization value.

    INTEREST EXPENSE, NET. Interest expense was $126.8 million in fiscal 2000 compared to $163.1 million in fiscal 1999. The decrease in interest expense in fiscal 2000 compared to fiscal 1999 was primarily due to the cancellation of subordinated debt under the plan of reorganization.

    INCOME TAX PROVISION. The income tax provision was $14.8 million and $2.1 million in fiscal 2000 and fiscal 1999, respectively. Refer to Note 18 of the consolidated financial statements for information related to our income taxes. During fiscal 2000, we made income tax payments of $0.2 million and received income tax refunds of $0.5 million. During fiscal 1999, we made income tax payments of $0.5 million and received income tax refunds of $1.9 million.

    EXTRAORDINARY ITEM. In fiscal 2000, the extraordinary item of $313.7 million, net of an income tax provision of $46.6 million, represents income from the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants; such income was reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange. Since the realization of such income occurred under the Bankruptcy Code, we did not recognize income from the cancellation of debt for tax purposes, but elected to reduce, at the beginning of fiscal 2001, the basis of our depreciable property and, with the remaining income from the cancellation of debt, to reduce our net operating loss tax carryforwards. The income tax provision related to the extraordinary item was based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.

    SUMMARY OF OPERATIONS. Our net earnings was $198.1 million in fiscal 2000 compared to a net loss of $31.9 million in fiscal 1999. The increase in net earnings in fiscal 2000 compared to fiscal 1999 was primarily due to the extraordinary item and the reorganization income, partially offset by the amortization of the excess reorganization value. Excluding the extraordinary item, the reorganization income and the amortization of excess reorganization value, net loss was $20.5 million in fiscal 2000.

EBITDA

    EBITDA represents earnings from operations before interest, income taxes, depreciation, amortization, the gain (loss) on sale of real estate, reorganization income and the LIFO charge (credit). While EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, it should not be construed as an alternative to, or a better indicator of, operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. Our measurement of EBITDA, as presented below (in millions), may not be comparable to similarly titled measures reported by other companies:


                                                                                           FISCAL YEAR
                                                                            -------------------------------------
                                                                                2001          2000         1999
                                                                            ----------    ----------   ----------
Net loss before extraordinary items.......................................  $  (238.7)    $ (115.6)    $   (31.9)
Adjustments to calculate EBITDA:
  Interest expense, net...................................................       65.3        126.8         163.1
  Income tax provision....................................................       18.5         14.8           2.1
  Depreciation and amortization...........................................       76.7         76.0(1)       78.4(1)
  Amortization of excess reorganization value.............................      265.5         98.5             --
  Gain on sale of real estate.............................................          --        (1.8)         (0.4)
  Reorganization income...................................................          --        (6.5)            --
  LIFO charge.............................................................        1.9          1.0             --
                                                                            ----------    ----------   ----------
EBITDA....................................................................  $   189.2     $  193.2     $   211.3
                                                                            ==========    ==========   ==========


--------
(1) Includes amortization of video tapes of $2.2 million and $3.3 million in fiscal 2000 and fiscal 1999, respectively; in fiscal 2000, we discontinued our video tape rental business.


LIQUIDITY AND CAPITAL RESOURCES

    As a result of the substantial debt reduction resulting from the plan of reorganization in fiscal 2000, our debt service and liquidity have improved significantly compared to the Predecessor Company's financial condition.

    CASH FLOWS. The following table sets forth certain consolidated statements of cash flow data (in millions):


                                                                                           FISCAL YEAR
                                                                            -------------------------------------
                                                                               2001          2000         1999
                                                                            ----------    ----------   ----------
Cash provided by (used for):
  Operating activities....................................................  $   82.6      $   66.0     $    21.9
  Investing activities....................................................    (116.5)        (35.4)        (39.4)
  Financing activities....................................................     (26.1)         37.8          25.8

    The increase in cash provided by operating activities in fiscal 2001 compared to fiscal 2000 was primarily due to the reduction in cash interest paid and the increase in cash provided by operating assets and liabilities. The increase in cash flow from operating activities in fiscal 2000 compared to fiscal 1999 was primarily due to the reduction in cash interest paid due to the impact of the plan of reorganization. The increase in cash used for investing activities in fiscal 2001 compared to fiscal 2000 was primarily due to our planned increase in capital expenditures, including technology investments. The decrease in cash flow from investing activities in fiscal 2000 compared to fiscal 1999 was primarily due to a decrease in expenditures for property and equipment and an increase in proceeds from property sales or disposals. The increase in cash used for financing activities in fiscal 2001 compared to fiscal 2000 was primarily due to debt and lease paydown in fiscal 2001 compared to the impact of the plan of reorganization in fiscal 2000. The increase in cash flow from financing activities in fiscal 2000 compared to fiscal 1999 was primarily due to the impact of the plan of reorganization.

    DEBT SERVICE AND LIQUIDITY. On January 29, 2002, we issued $200.0 million aggregate principal amount of unregistered 8 3/4% Senior Subordinated Notes due 2012 ("Senior Subordinated Notes"), which pay cash interest on a semiannual basis. The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. The proceeds from the issuance of the Senior Subordinated Notes were used to repay a portion of our outstanding loans under our bank credit facility and to repay in the first quarter of fiscal 2002 a portion of our outstanding industrial revenue bonds. We recently completed an exchange offer pursuant to which all of the Senior Subordinated Notes were exchanged for $200 million aggregate principal amount of our registered 8 3/4% Senior Subordinated Notes, due 2012, (referred to as the exchange notes). The exchange notes will be governed by the indenture and supplemental indenture relating to the Senior Subordinated Notes. The form and terms of the exchange notes are identical in all material respects to the form and terms of the Senior Subordinated Notes, except that the exchange notes have been registered under the Securities Act, and therefore contain no restrictive legends.

    On the Plan Effective Date, we entered into a credit agreement, which included a $425.0 million term loan consisting of $125.0 million of Term Loan A and $300.0 million of Term Loan B and a $175.0 million working capital facility (the "Credit Agreement"). Amounts borrowed under the Credit Agreement bear interest at floating rates, ranging from LIBOR plus 3% on Term Loan A and the working capital facility to LIBOR plus 4% on Term Loan B. The weighted average interest rate for the term loan was 8.0% during fiscal 2001. We are required to repay a portion of our borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. Under the working capital facility, which expires on July 15, 2005, we can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. We used a portion of the net proceeds of the offering of the Senior Subordinated Notes to prepay all of our outstanding indebtedness under Term Loan A which, at January 29, 2002, amounted to $112.5 million, and to prepay $80.5 million of our indebtedness under Term Loan B.

    As of February 2, 2002 and April 16, 2002, no borrowings have been made under the working capital facility. Letters of credit of $41.6 million and $40.2 million were outstanding as of February 2, 2002 and April 16, 2002, respectively. Our liquidity also included cash equivalents of $12.9 million and $8.1 million as of February 2, 2002 and April 16, 2002, respectively.

    Borrowings under the Credit Agreement are secured by substantially all of our assets, other than certain specific assets secured by third-party mortgages. The Credit Agreement contains customary covenants and other terms. We were in compliance with all of these covenants as of February 2, 2002 and, based on management's operating projections for fiscal 2002, we believe that we will continue to be in compliance with such covenants. We were also in compliance with all provisions of the indentures relating to the terms of the Senior Subordinated Notes and of our mortgage indebtedness.

    The following table presents significant contractual obligations as of February 2, 2002 (in millions):



           FISCAL                                               LONG-TERM     CAPITAL      OPERATING
            YEARS                                                  DEBT       LEASES        LEASES          TOTAL
         ------------                                           ---------    ----------    ----------    -----------
         2002................................................   $    7.9     $    36.1     $   43.1      $     87.1
         2003................................................        1.3          30.6         41.6            73.5
         2004................................................        1.3          26.9         40.3            68.5
         2005................................................       54.8          23.0         39.8           117.6
         2006................................................      108.4          21.3         36.8           166.5
         Thereafter..........................................      274.8         252.7        293.7           821.2
                                                                ---------    ----------    ----------    -----------
         Total...............................................   $  448.5     $   390.6     $  495.3      $  1,334.4
                                                                =========    ==========    ==========    ===========


    The $41.6 million in letters of credit outstanding as of February 2, 2002 expire in fiscal 2002.

    In addition, we outsourced a major portion of our distribution, trucking and information system functions through long-term agreements as follows:

    o In April 2001, we entered into a new five-year outsourcing agreement with International Business Machines Corporation ("IBM") to continue to provide a wide range of information systems services. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. We may terminate the agreement upon 90 days notice with a payment of a specified termination charge.

    o We have a 15-year supply agreement with C&S, expiring in 2013, pursuant to which C&S supplies substantially all of our grocery, frozen and perishable merchandise requirements. Under our arrangement with C&S, we negotiate prices, discounts and promotions with vendors. During fiscal 2001, the products supplied from C&S accounted for approximately 61% of all of our supermarket inventory purchases. This agreement may be terminated for cause or certain events of bankruptcy by either party.

    o We also have a ten-year agreement, expiring in 2007, with a local trucking company to provide us with trucking services We may terminate the agreement with a payment of a specified termination charge.

    CAPITAL EXPENDITURES. Capital expenditures, including property acquired under capital leases and technology investments, were $130.5 million for fiscal 2001 compared to $66.9 million for fiscal 2000 and $87.6 million for fiscal 1999. During fiscal 2001, we purchased six former Grand Union stores and opened five of them as Pathmark stores; in addition, we renovated 34 stores and closed two under-performing stores. During fiscal 2000, we opened four new stores, including one replacement store and renovated 19 stores. In 2002, our capital expenditure plan is to invest $135.0 million in new stores and major renovations and technology investments. During fiscal 2002, we expect to open six additional stores, including the sixth former Grand Union store, and complete 19 store renovations.

    We believe that cash flows generated from operations, supplemented by the unused borrowing capacity under the working capital facility, our cash equivalents and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under the Credit Agreement.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. The following accounting policies are considered critical because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

    SELF-INSURED CLAIMS LIABILITIES. We are self insured for claims relating to customer, associate and vehicle accidents, as well as associate medical and disability benefits, and we maintain third-party excess insurance coverage for such claims. It is our accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns. The total self-insured liabilities for such claims and benefits approximates $94.6 million at February 2, 2002.

    IMPAIRMENT OF INTANGIBLES AND LONG-LIVED ASSETS. It is our accounting policy to assess the carrying value of our intangibles and long-lived assets for possible impairment based on groups of assets to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. We estimated future cash flows based on several economic and business assumptions and have concluded that there is no impairment of such assets at February 2, 2002. However, our estimates project cash flow several years into the future and could be affected by variable factors such as inflation and economic conditions.


NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (the "APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations initiated after June 30, 2001 are now accounted for using the purchase method. The adoption of SFAS No. 141 did not have any effect on our consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be adopted effective with our fiscal year 2002. Our excess reorganization value account will no longer be amortized subsequent to fiscal 2001 but rather will be evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We do not expect that the adoption of this statement will have an effect on the impairment of our excess reorganization value account but will eliminate the amortization of excess reorganization value in fiscal 2002, which was $265.5 million in fiscal 2001.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are required to be adopted effective with our first quarter of fiscal year 2003. We have not determined the impact, if any, that the adoption of this statement will have on our financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are required to be adopted effective with our first fiscal quarter of fiscal 2002. We have not determined the impact, if any, that the adoption of this statement will have on our financial position or results of operations.

    In November 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-09 codifies and reconciles the consensuses on all or specific issues of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. We don't expect that the adoption of the EITF Issue No. 01-09 will have a material impact on our financial position or results of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks from changes in interest rates. Our exposure to interest rate movements results from our use of floating rate debt to fund our working capital, capital expenditures, and other operational and investment requirements. At February 2, 2002, we had fixed-rate debt outstanding of $230.5 million and floating rate debt of $218.0 million. Such floating rate debt was incurred under our bank credit facility, bearing interest at LIBOR + 4.00% per annum at February 2, 2002.

    To manage our interest rate risk, in July 2001, we entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10% and a floor with a strike of 8.39%, with a major international financial institution, on a notional amount of $150 million of our term loan. We do not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at fair value and at inception was designated, and continues to qualify, as a cash-flow hedge of our forecasted variable interest rate payments due on the term loan. We have formally documented our risk-management objectives and strategy for undertaking any hedge transaction. We are continuously evaluating the risk to our remaining long-term debt and will implement additional interest rate hedging arrangements when deemed appropriate. A hypothetical one percentage point increase in interest rates at February 2, 2002 would increase interest expense incurred under the bank credit facility for fiscal 2002 by approximately $0.7 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                              PATHMARK STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                               SUCCESSOR COMPANY                PREDECESSOR COMPANY
                                                          ----------------------------      ----------------------------
                                                            52 WEEKS       20 WEEKS           33 WEEKS       52 WEEKS
                                                             ENDED           ENDED              ENDED          ENDED
                                                          FEBRUARY 2,     FEBRUARY 3,       SEPTEMBER 16,   JANUARY 29,
                                                              2002           2001               2000           2000
                                                          -------------   ------------      ------------    ------------
Sales.................................................... $   3,963.3     $  1,493.7        $   2,348.2     $  3,698.1
Cost of goods sold.......................................    (2,855.6)      (1,072.6)          (1,688.5)      (2,639.4)
                                                          -------------   ------------      ------------    ------------
Gross profit.............................................     1,107.7          421.1              659.7        1,058.7
Selling, general and administrative expenses.............      (920.4)        (339.3)            (549.7)        (850.3)
Depreciation and amortization............................       (76.7)         (25.8)             (48.0)         (75.1)
Reorganization income (expense), net.....................          --            7.4               (0.9)            --
Amortization of excess reorganization value..............      (265.5)         (98.5)                --             --
                                                          -------------   ------------      ------------    ------------
Operating earnings (loss)................................      (154.9)         (35.1)              61.1          133.3
Interest expense, net....................................       (65.3)         (27.7)             (99.1)        (163.1)
                                                          -------------   ------------      ------------    ------------
Loss before income taxes and extraordinary items.........      (220.2)         (62.8)             (38.0)         (29.8)
Income tax provision.....................................       (18.5)         (14.7)              (0.1)          (2.1)
                                                          -------------   ------------      ------------    ------------
Loss before extraordinary items..........................      (238.7)         (77.5)             (38.1)         (31.9)
Extraordinary items, net of tax..........................        (3.3)            --              313.7             --
                                                          -------------   ------------      ------------    ------------
Net earnings (loss)......................................      (242.0)         (77.5)             275.6          (31.9)
Less: noncash preferred stock accretion and
   dividend requirements.................................          --             --              (14.5)         (37.9)
                                                          -------------   ------------      ------------    ------------
Net earnings (loss) attributable to common stock......... $    (242.0)    $    (77.5)       $     261.1     $    (69.8)
                                                          =============   ============      ============    ============
Weighted average number of shares outstanding
   - basic and diluted...................................        30.0           30.0
                                                          =============   ============
Net loss per share - basic and diluted
   Loss before extraordinary items....................... $     (7.96)    $    (2.58)
   Extraordinary items, net of tax.......................       (0.11)            --
                                                          -------------   ------------
   Net loss.............................................. $     (8.07)    $    (2.58)
                                                          =============   ============



                See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                       FEBRUARY 2,        FEBRUARY 3,
                                                                                          2002               2001
                                                                                       -----------        -----------
ASSETS
Current Assets
   Cash and cash equivalents.........................................................  $     24.6         $     84.6
   Accounts receivable, net..........................................................        21.9               18.5
   Merchandise inventories...........................................................       185.7              176.3
   Due from suppliers................................................................        69.2               58.4
   Other current assets..............................................................        41.5               28.9
                                                                                       -----------        -----------
     Total current assets............................................................       342.9              366.7
Property and equipment, net..........................................................       572.4              532.1
Excess reorganization value, net.....................................................       434.0              699.5
Other noncurrent assets..............................................................       146.2              127.1
                                                                                       -----------        -----------
Total assets.........................................................................  $  1,495.5         $  1,725.4
                                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable..................................................................  $     94.2         $     79.5
   Current maturities of long-term debt..............................................         7.9               11.2
   Current portion of lease obligations..............................................        18.3               18.3
   Accrued expenses and other current liabilities....................................       154.1              159.8
                                                                                       -----------        -----------
     Total current liabilities.......................................................       274.5              268.8
Long-term debt.......................................................................       440.6              441.1
Long-term lease obligations..........................................................       172.8              177.2
Deferred income taxes................................................................        92.8               74.9
Other noncurrent liabilities.........................................................       170.4              174.4
Stockholders' equity
   Preferred stock...................................................................        --                 --
     Authorized: 5,000,000 shares; no shares issued
   Common stock $0.01 par value......................................................         0.3                0.3
     Authorized: 100,000,000 shares; issued: 30,099,510 shares
       at February 2, 2002 and 30,098,510 shares at February 3, 2001
   Common stock warrants.............................................................        60.0               60.0
   Paid-in capital...................................................................       607.0              607.0
   Accumulated deficit...............................................................      (319.5)             (77.5)
   Accumulated other comprehensive loss..............................................        (2.2)              --
   Treasury stock, at cost: 45,303 shares at February 2, 2002........................        (1.2)              --
   Unamortized value of restricted common stock .....................................        --                 (0.8)
                                                                                       -----------        -----------
     Total stockholders' equity......................................................       344.4              589.0
                                                                                       -----------        -----------
Total liabilities and stockholders' equity...........................................  $  1,495.5         $  1,725.4
                                                                                       ===========        ===========


                See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)



                                                                      SUCCESSOR COMPANY              PREDECESSOR COMPANY
                                                                  ------------------------       ------------------------
                                                                    52 WEEKS      20 WEEKS         33 WEEKS       52 WEEKS
                                                                     ENDED          ENDED           ENDED          ENDED
                                                                  FEBRUARY 2,    FEBRUARY 3,     SEPTEMBER 16,   JANUARY 29,
                                                                      2002          2001            2000            2000
                                                                  -------------  ------------    -------------  -------------
Operating Activities
   Net earnings (loss)........................................    $ (242.0)      $  (77.5)       $    275.6     $  (31.9)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
      Depreciation and amortization...........................        76.7           25.8              48.0         75.1
      Amortization of excess reorganization value.............       265.5           98.5                --          --
      Amortization of deferred financing costs................         2.3            0.9               2.6          4.4
      Deferred income tax provision...........................        14.1           14.2                --          2.4
      Gain on sale or disposal of property and equipment......         --             --               (1.8)        (0.4)
      Extraordinary items.....................................         3.3            --             (313.7)         --
      Cash provided by (used for) operating assets and
        liabilities:
        Accounts receivable...................................        (3.4)          (0.6)             (2.1)        (2.0)
        Merchandise inventories...............................        (9.5)           2.5              (5.7)         1.7
        Due from suppliers....................................       (10.7)           --                0.1         (4.4)
        Other current assets..................................        (7.9)           7.6              (0.9)        (7.3)
        Other noncurrent assets...............................       (10.5)          (3.5)            (13.4)         1.0
        Accounts payable......................................        14.7          (22.2)             12.2         (5.2)
        Accrued interest payable..............................        (4.1)           6.5              51.9         23.3
        Accrued expenses and other current liabilities........         0.5           (4.6)              4.4         (7.6)
        Other noncurrent liabilities..........................        (6.4)          (7.7)            (31.1)       (27.2)
                                                                  ---------      ---------       -----------    ---------
        Cash provided by operating activities.................        82.6           39.9              26.1         21.9
                                                                  ---------      ---------       -----------    ---------
Investing Activities
   Property and equipment expenditures, including technology
     investments..............................................      (116.5)         (22.5)            (25.3)       (49.6)
   Proceeds from disposition of property and equipment........         --             2.6               9.8         10.2
                                                                  ---------      ---------       -----------    ---------
        Cash used for investing activities....................      (116.5)         (19.9)            (15.5)       (39.4)
                                                                  ---------      ---------       -----------    ---------
Financing Activities
   Repayments of the term loan................................      (203.4)          (3.6)           (241.4)       (14.3)
   Borrowings under the senior subordinated notes.............       200.0            --              425.0          --
   Decrease in lease obligations..............................       (14.8)          (6.0)            (11.6)       (20.1)
   Deferred financing costs...................................        (6.2)           --              (12.8)        (0.5)
   Repayment of other debt....................................        (1.2)          (0.5)             (1.5)        (1.5)
   Increase in other debt.....................................         0.7            0.2               0.6          --
   Purchase of treasury stock.................................        (1.2)           --                 --          --
   Borrowings (repayments) under the working capital facility.         --             --             (109.8)        66.8
   Borrowings under the DIP facility..........................         --             --               28.5          --
   Repayments of the DIP facility.............................         --             --              (28.5)         --
   Expenses related to issuance of common stock and warrants..         --             --               (0.8)         --
   Decrease in book overdrafts................................         --             --                 --         (4.6)
                                                                  ---------      ---------       -----------    ---------
        Cash provided by (used for) financing activities......       (26.1)          (9.9)             47.7         25.8
                                                                  ---------      ---------       -----------    ---------
Increase (decrease) in cash and cash equivalents..............       (60.0)          10.1              58.3          8.3
Cash and cash equivalents at beginning of period..............        84.6           74.5              16.2          7.9
                                                                  ---------      ---------       -----------    ---------
Cash and cash equivalents at end of period....................    $   24.6       $   84.6        $     74.5     $   16.2
                                                                  =========      =========       ===========    =========
Supplemental Disclosures of Cash Flow Information
   Interest paid..............................................    $   69.3       $   21.8        $     44.9     $  135.4
                                                                  =========      =========       ===========    =========
   Income taxes paid..........................................    $    1.0       $    0.1        $      0.1     $    0.5
                                                                  =========      =========       ===========    =========
Noncash Investing and Financing Activities
   Capital lease obligations..................................    $   14.0       $    1.9        $     17.2     $   38.0
                                                                  =========      =========       ===========    =========
   Issuance of restricted common stock........................    $    --        $    1.2        $       --     $    --
                                                                  =========      =========       ===========    =========
   Cancellation of bond indebtedness..........................    $    --        $    --         $  1,034.6     $    --
                                                                  =========      =========       ===========    =========
   Issuance of common stock and warrants......................    $    --        $    --         $    666.9     $    --
                                                                  =========      =========       ===========    =========


                See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (IN MILLIONS)


                                                                                                        UNAMORTIZED
                                                                                  ACCUMULATED             VALUE OF      TOTAL
                                                 COMMON                               OTHER              RESTRICTED  STOCKHOLDERS'
                             PREFERRED COMMON    STOCK      PAID-IN  ACCUMULATED COMPREHENSIVE TREASURY    COMMON       EQUITY
                              STOCK    STOCK    WARRANTS    CAPITAL    DEFICIT       LOSS       STOCK      STOCK     (DEFICIENCY)
                              ------   ------   --------    -------  ----------- ------------- -------- ------------ ------------
PREDECESSOR COMPANY
Balance, January 30, 1999.... $   --  $  --     $   --    $  195.4  $ (1,576.5)   $   --     $   --      $ (2.7)     $(1,383.8)
Net loss.....................     --     --         --         --        (31.9)       --         --          --          (31.9)
Noncash accretion and
  accrued dividends on
  dividends on exchangeable
  preferred stock............     --     --         --        (1.9)      (17.3)       --         --          --          (19.2)
Amortization of restricted
  common stock...............     --     --         --         --           --        --         --         0.3            0.3
Repayment of management
  investors' loan............     --     --         --         0.2          --        --         --          --            0.2
                              ------  ------    -------   --------- -----------   -------    -------     -------     ----------
Balance, January 29, 2000....     --     --         --       193.7    (1,625.7)       --         --        (2.4)      (1,434.4)
Net earnings.................     --     --         --         --        275.6        --         --          --          275.6
Noncash accretion and
  accrued dividends on
  exchangeable preferred
  stock......................     --     --         --        (1.0)       (4.3)       --         --          --           (5.3)
Amortization of restricted
  common stock...............     --     --         --         --           --        --         --         0.3            0.3
Exchange of exchangeable
  preferred stock for cash...     --     --         --       111.6       129.1        --         --          --          240.7
                              ------  ------    -------   --------- -----------   -------    -------     -------     ----------
Subtotal.....................     --     --         --       304.3    (1,225.3)       --         --        (2.1)        (923.1)
Eliminate stockholders'
  deficiency of Predecessor
  Company....................     --     --         --      (304.3)    1,225.3        --         --         2.1          923.1
Issuance of common stock and      --
  warrants, net of expenses..           0.3        60.0      605.8          --        --         --          --          666.1
                              ------  ------    -------   --------- -----------   -------    -------     -------     ----------
Balance, September 16, 2000.. $   --  $ 0.3     $  60.0   $  605.8  $       --    $   --     $   --      $   --      $   666.1
                              ======  ======    =======   ========= ===========   =======    =======     =======     ==========

SUCCESSOR COMPANY
Balance, September 16, 2000.. $   --  $ 0.3     $  60.0   $  605.8  $       --    $   --     $   --      $   --      $   666.1
Net loss.....................     --     --         --         --        (77.5)       --         --          --          (77.5)
Issuance of restricted
  common stock...............     --     --         --         1.2          --        --         --        (1.2)            --
Amortization of restricted
  common stock...............     --     --         --         --           --        --         --         0.4            0.4
                              ------  ------    -------   --------- -----------   -------    -------     -------     ----------
Balance, February 3, 2001....     --   0.3        60.0       607.0       (77.5)       --         --        (0.8)         589.0
                              ------  ------    -------   --------- -----------   -------    -------     -------     ----------
Net loss.....................     --     --         --         --       (242.0)       --         --          --         (242.0)
Unrealized loss on cash-flow
  hedge, net of tax..........     --     --         --         --           --      (2.2)        --          --           (2.2)
                              ------  ------    -------   --------- -----------   -------    -------     -------     ----------
Total comprehensive loss.....     --     --         --         --       (242.0)     (2.2)        --          --         (244.2)
                              ------  ------    -------   --------- -----------   -------    -------     -------     ----------
Purchase of treasury stock...     --     --         --         --           --        --       (1.2)         --           (1.2)
Amortization of restricted
  common stock...............     --     --         --         --           --        --         --         0.8            0.8
                              ------  ------    -------   --------- -----------   -------    -------     -------     ----------
Balance, February 2, 2002.... $   --  $ 0.3     $  60.0   $  607.0  $   (319.5)   $ (2.2)    $ (1.2)     $   --      $   344.4
                              ======  ======    =======   ========= ===========   =======    =======     =======     ==========


                 See notes to consolidated financial statements.

                              PATHMARK STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   PLAN OF REORGANIZATION

    Pathmark Stores, Inc. (the "Company" or "Pathmark") completed its plan of reorganization (the "Plan of Reorganization") and formally exited Chapter 11 on September 19, 2000 (the "Effective Date"). Pursuant to the Plan of Reorganization, the Company's direct and indirect parent companies merged with the Company, which became the surviving entity. Such mergers are being accounted for in the historical financial statements at historical cost in a manner similar to pooling-of-interests accounting.

    The Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designed "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company" with September 16, 2000, the Saturday nearest the Effective Date, utilized for the accounting closing date related to the Predecessor Company financial statements. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of the Plan of Reorganization, the results of operations of the Predecessor Company and Successor Company are not comparable.

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS. The Company operated 141 supermarkets as of February 2, 2002, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated in consolidation. The Company owns 331/3% of the common stock of Restoration Supermarket Corporation ("RSC") and Community Supermarket Corporation ("CSC"). RSC and CSC are each tenants under a lease for a supermarket, in Brooklyn, NY and Newark, NJ, respectively. Both RSC and CSC have retained the Company to manage its respective supermarket facility for a management fee. Each supermarket is operated under the Pathmark name pursuant to a license. The Company also owns 50% interests in two joint ventures which own real property. Each joint venture has leased a supermarket to the Company. All of the above investments, which are not material to the Company's consolidated financial statements, are accounted for under the equity method. No debt incurred by any of these entities is recourse to the Company as of February 2, 2002.

    SEGMENT REPORTING. The Company has one reportable retail grocery segment, operates in one geographical area in the United States, and has no major customers representing 10% or more of sales.

    USE OF ESTIMATES. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 2001 presentation.

    FISCAL YEAR. The Company adopted the Predecessor Company's fiscal year, which ends on the Saturday nearest to January 31 of the following calendar year. Fiscal 2001 consisted of the 52-week period ended February 2, 2002 and fiscal 2000 consisted of the 20-week period from September 17, 2000 through February 3, 2001. The Predecessor Company's fiscal 2000 consisted of the 33-week period from January 30, 2000 to September 16, 2000, the Saturday nearest the Effective Date. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

    MERCHANDISE INVENTORIES. Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis. On the Effective Date, the Company recorded the Predecessor Company's merchandise inventories at fair value.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, which includes the recording of the Predecessor Company's property and equipment at fair value as of the Effective Date. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over the following useful lives: buildings, 40 years; fixtures and equipment, 3-10 years; and leasehold improvements, 8-15 years or lease term, whichever is shorter. Capital leases are recorded at the present value of minimum lease payments or fair market value of the related property, whichever is less. Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property's estimated useful life, whichever is shorter.

    EXCESS REORGANIZATION VALUE. Excess reorganization value of $798.0 million, resulting from Fresh-Start Reporting, is being amortized over three years. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company's excess reorganization value account will no longer be amortized subsequent to fiscal 2001 but rather will be evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

    INTANGIBLES AND LONG-LIVED ASSETS. The Company assesses the carrying value of its intangibles and long-lived assets for possible impairment based upon groups of assets to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset less any cost of disposition. The Company did not record any impairment losses in the 52 weeks ended February 2, 2002, 20 weeks ended February 3, 2001, 33 weeks ended September 16, 2000 and 52 weeks ended January 29, 2000.

    SOFTWARE. Internally developed software, which creates a new system or adds identifiable functionality to an existing system, and externally purchased software are capitalized and amortized on a straight-line method over 3 - 5 years; such amortization is classified in depreciation and amortization.

    SELF-INSURED CLAIMS LIABILITIES. The Company is self insured for claims relating to customer, associate and vehicle accidents, as well as associate medical and disability benefits, and maintains third-party excess insurance coverage for such claims. It is the Company's accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns. Such self-insured liabilities are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair value of the term loan as of February 2, 2002 and February 3, 2001 approximated its carrying value due to its floating interest rates. The fair value of the senior subordinated notes was based on the market value of such notes. The Company has evaluated its mortgages and industrial revenue bonds and believes, based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of February 2, 2002 and February 3, 2001, the carrying values of cash and cash equivalents, accounts receivable, due from suppliers, accounts payable, and accrued expenses and other current liabilities approximated their fair values due to the short-term maturities of these accounts. The fair value of the interest rate derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

    INCOME TAXES. The Company recognized deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory rates in effect for the year in which differences are expected to reverse. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets for which it does not consider the realization of such assets to be more likely than not.

    REVENUE RECOGNITION. Revenue is recognized at the point of sale to the customer. Discounts provided to customers through Pathmark coupons are recorded as a reduction of sales.

    COST OF GOODS SOLD. Cost of goods sold includes the costs of inventory sold and the related purchase and distribution costs. Vendor allowances and rebates are recorded as a reduction of cost of goods sold when the required performance is completed. Unearned vendor allowances and rebates are classified as deferred income on the consolidated balance sheets. Cost of goods sold excludes depreciation and amortization shown separately in the consolidated statements of operations.

    ADVERTISING COSTS. Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $24.2 million for the 52 weeks ended February 2, 2002, $8.7 million for the 20 weeks ended February 3, 2001 (Successor Company), $12.8 million for the 33 weeks ended September 16, 2000 (Predecessor Company) and $18.8 million for the 52 weeks ended January 29, 2000 (Predecessor Company).

    STORE PREOPENING AND CLOSING COSTS. Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value when management makes a decision to close a store.

    STOCK-BASED COMPENSATION. The Company adopted FASB SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

    NET LOSS PER SHARE. The weighted average shares outstanding for net loss per share - basic and diluted of the Successor Company for all periods presented were 30.0 million shares. All stock options, warrants and restricted stock were excluded from the computation of the Company's net loss per share - diluted because their effect would have been anti-dilutive. Net earnings per share is not presented for the Predecessor Company due to the significant change in the Company's capital structure.

    COMPREHENSIVE LOSS. To manage its interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10% and a floor with a strike of 8.39% on a notional amount of $150 million of the Company's term loan. This derivative is recorded on the balance sheet at fair value and at inception was designated, and continues to qualify, as a cash-flow hedge of the Company's forecasted variable interest rate payments. The related unrealized loss on this cash-flow hedge, net of tax, is included in accumulated other comprehensive loss in stockholders' equity on the consolidated balance sheets.

    NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Enterprises." All business combinations initiated after June 30, 2001 are now accounted for using the purchase method. The adoption of SFAS No. 141 did not have any effect on the Company's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be adopted effective with the Company's fiscal year 2002. The Company's excess reorganization value account will no longer be amortized subsequent to fiscal 2001 but rather will be evaluated annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company does not expect that the adoption of this statement will have an effect on the impairment of the excess reorganization value account but will eliminate the amortization of excess reorganization value in fiscal 2002, which was $265.5 million in fiscal 2001.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are required to be adopted effective with the Company's first quarter of fiscal year 2003. The Company does not expect that the adoption of this statement will have an impact on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are required to be adopted effective with the Company's first fiscal quarter of fiscal 2002. The Company does not expect that the adoption of this statement will have an impact on its financial position or results of operations.

    In November 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-09 codifies and reconciles the consensuses on all or specific issues of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. The Company does not expect that the adoption of the EITF Issue No. 01-09 will have a material impact on the Company's financial position or results of operations.

NOTE 3.   CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are comprised of the following (in millions):


                                                     FEBRUARY 2,    FEBRUARY 3,
                                                         2002          2001
                                                      ----------     ----------
Cash............................................      $   11.7       $    17.6
Cash equivalents................................          12.9            67.0
                                                      ----------     ----------
Cash and cash equivalents.......................      $   24.6       $    84.6
                                                      ==========     ==========

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 4.   ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following (in millions):


                                                                                           FEBRUARY 2,    FEBRUARY 3,
                                                                                               2002          2001
                                                                                            ----------    ----------
Prescription plans....................................................................      $   19.6      $    16.2
Other.................................................................................           3.0            2.9
                                                                                            ----------    ----------
Accounts receivable...................................................................          22.6           19.1
Less: allowance for doubtful accounts.................................................          (0.7)          (0.6)
                                                                                            ----------    ----------
Accounts receivable...................................................................      $   21.9      $    18.5
                                                                                            ==========    ==========


NOTE 5.   MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (in millions):

                                                                                           FEBRUARY 2,    FEBRUARY 3,
                                                                                               2002          2001
                                                                                            ----------    ----------
Merchandise inventories at FIFO cost..................................................      $  187.7      $   176.3

Less: LIFO reserve....................................................................          (2.0)            --
                                                                                            ----------    ----------
Merchandise inventories at LIFO cost..................................................      $  185.7      $   176.3
                                                                                            ==========    ==========


NOTE 6.   OTHER CURRENT ASSETS

    Other current assets are comprised of the following (in millions):

                                                                                            FEBRUARY 2,    FEBRUARY 3,
                                                                                               2002          2001
                                                                                            ----------     ----------
Prepaid expenses......................................................................      $   15.6      $    14.9
Construction loan receivable..........................................................           6.3            1.0
Deferred income tax asset.............................................................           5.5             --
Supplies inventory....................................................................           3.8            3.8
Due from joint ventures...............................................................           3.3            2.2
Other.................................................................................           7.0            7.0
                                                                                            ----------    ----------
Other current assets..................................................................      $   41.5      $    28.9
                                                                                            ==========    ==========


NOTE 7.   PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (in millions):
                                                                                            FEBRUARY 2,    FEBRUARY 3,
                                                                                               2002          2001
                                                                                            ----------     ----------
Land .................................................................................      $   31.7      $    32.4
Buildings and building improvements...................................................          96.4           86.3
Fixtures and equipment................................................................         145.7           95.3
Leasehold costs and improvements......................................................         251.5          212.6
                                                                                            ----------    ----------
Property and equipment, owned.........................................................         525.3          426.6
Property and equipment under capital leases...........................................         139.1          129.4
                                                                                            ----------    ----------
Property and equipment, at cost.......................................................         664.4          556.0
Less: accumulated depreciation and amortization (a)...................................         (92.0)         (23.9)
                                                                                            ----------    ----------
Property and equipment, net...........................................................      $  572.4      $   532.1
                                                                                            ==========    ==========

------
(a) Includes accumulated amortization of property and equipment under capital leases of $19.1 million and $4.5 million as of February 2, 2002 and February 3, 2001, respectively.

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 8.   EXCESS REORGANIZATION VALUE


    Excess reorganization value is comprised of the following (in millions):
                                                                                            FEBRUARY 2,   FEBRUARY 3,
                                                                                               2002          2001
                                                                                            ----------    ----------
Excess reorganization value...........................................................      $  798.0      $   798.0
Accumulated amortization..............................................................        (364.0)         (98.5)
                                                                                            ----------    ----------
Excess reorganization value, net......................................................      $  434.0      $   699.5
                                                                                            ==========    ==========


NOTE 9.   OTHER NONCURRENT ASSETS

    Other noncurrent assets are comprised of the following (in millions):
                                                                                            FEBRUARY 2,   FEBRUARY 3,
                                                                                               2002          2001
                                                                                            ----------    ----------
Funded pension plan assets............................................................      $  116.2      $   105.2
Deferred financing costs..............................................................          13.2           14.1
Capitalized software, net.............................................................          11.8            1.2
Other.................................................................................           5.0            6.6
                                                                                            ----------    ----------
Other noncurrent assets...............................................................      $  146.2      $   127.1
                                                                                            ==========    ==========


NOTE 10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities are comprised of the following (in millions):

                                                                                            FEBRUARY 2,   FEBRUARY 3,
                                                                                               2002          2001
                                                                                            ----------    ----------
Payroll and payroll taxes.............................................................      $   52.3      $    48.2
Self-insured claims liabilities.......................................................          31.6           33.8
Utilities and common area maintenance.................................................          11.3            9.7
Deferred income.......................................................................          10.1           11.4
Gift certificates.....................................................................           6.9            6.6
Interest..............................................................................           6.4           10.5
Liabilities for rejected leases and closed stores.....................................           3.1           10.9
Current portion of deferred income tax................................................            --            2.0
Other.................................................................................          32.4           26.7
                                                                                            ----------    ----------
Accrued expenses and other current liabilities........................................      $  154.1      $   159.8
                                                                                            ==========    ==========


NOTE 11.   LONG-TERM DEBT

    Long-term debt is comprised of the following (in millions):

                                                                                            FEBRUARY 2,   FEBRUARY 3,
                                                                                               2002          2001
                                                                                            ----------    ----------
Term loan A...........................................................................      $    --       $   121.9
Term loan B...........................................................................         218.0          299.5
Senior subordinated notes.............................................................         200.0            --
Industrial revenue bonds..............................................................           8.0            8.1
Mortgages.............................................................................          22.2           22.5
Other debt............................................................................           0.3            0.3
                                                                                            ----------    ----------
Total debt............................................................................         448.5          452.3
Less: current maturities..............................................................          (7.9)         (11.2)
                                                                                            ----------    ----------
Long-term portion.....................................................................      $  440.6      $   441.1
                                                                                            ==========    ==========

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11.   LONG-TERM DEBT - (CONTINUED)

    SCHEDULED MATURITIES OF DEBT. The amount of principal payments required each year on outstanding debt as of February 2, 2002 are as follows (in millions):


                                                                                            PRINCIPAL
FISCAL YEARS                                                                                 PAYMENTS
------------                                                                                ----------
2002 .................................................................................      $    7.9
2003 .................................................................................           1.3
2004 .................................................................................           1.3
2005 .................................................................................          54.8
2006 .................................................................................         108.4
Thereafter............................................................................         274.8
                                                                                            ----------
Total.................................................................................      $  448.5
                                                                                            ==========


    SENIOR SUBORDINATED NOTES. On January 29, 2002, the Company issued $200.0 million aggregate principal amount of unregistered 8 3/4% Senior Subordinated Notes due 2012 ("Senior Subordinated Notes"), which pay cash interest on a semiannual basis. The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. The proceeds from the issuance of the Senior Subordinated Notes were used to repay a portion of the Company's outstanding loans under the Company's bank credit facility and to repay in the first quarter of fiscal 2002 a portion of the Company's outstanding industrial revenue bonds. The Company recently completed an exchange offer pursuant to which all of the Senior Subordinated Notes were exchanged for $200 million aggregate principal amount of the Company's registered 8 3/4% Senior Subordinated Notes, due 2012, (referred to as the exchange notes). The exchange notes will be governed by the indenture and supplemental indenture relating to the Senior Subordinated Notes. The form and terms of the exchange notes are identical in all material respects to the form and terms of the Senior Subordinated Notes, except that the exchange notes have been registered under the Securities Act, and therefore contain no restrictive legends.

    CREDIT FACILITY. On September 19, 2000, the Company entered into a credit agreement with a group of lenders led by JPMorgan Chase Bank. The bank credit facility initially consisted of (a) term loans in an aggregate principal amount of $425.0 million (consisting of $125.0 million in Term Loan A and $300.0 million in Term Loan B) and (b) a $175.0 million revolving working capital facility (including a maximum of $125.0 million in letters of credit). After giving effect to the prepayment of indebtedness with the proceeds of the offering of the Senior Subordinated Notes, the Company had no indebtedness under Term Loan A and $218.0 million under Term Loan B. The weighted average interest rate for the term loan was 8.0% during fiscal 2001.

    Borrowings under the bank credit facility bear interest at floating rates equal to LIBOR plus an applicable margin, depending on the total debt to consolidated EBITDA ratio. The Company is required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. As of February 2, 2002, no borrowings were made under the working capital facility and $41.6 million in letters of credit were outstanding.

    All of the obligations under the bank credit facility are guaranteed by the Company's domestic subsidiaries that are not special purpose vehicles organized for the purpose and engaged solely in the business of owning or leasing real property or equipment. The obligations under the bank credit facility and those of the subsidiaries guaranteeing the bank credit facility are secured by substantially all of the Company's tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

    The bank credit facility requires the Company to meet certain financial tests including, without limitation, a maximum total debt to consolidated EBITDA ratio, a minimum interest and rental expense coverage ratio and a minimum consolidated EBITDA. In addition, the bank credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, issuance of cash-pay preferred stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees,

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11.   LONG-TERM DEBT - (CONTINUED)

transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, dividends or prepayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements.

    The bank credit facility contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control.

    The Senior Subordinated Notes restricts and the credit agreement prohibits the payment of cash dividends.

    INDUSTRIAL REVENUE BONDS. The interest rates for the revenue bonds range from 5% to 10.9%. Proceeds of $6.4 million from the issuance of the Senior Subordinated Notes were used towards repayment of two industrial revenue bonds in the first quarter of fiscal 2002. The balance of the industrial revenue bonds of $1.6 million after giving effect to the repayment will be payable in installments ending fiscal 2008 and fiscal 2018 and have interest rates ranging from 5% to 7%.

    MORTGAGES. These borrowings, whose interest rates average 7.3%, are payable in installments ending in fiscal 2008, including a scheduled final payment of $18.9 million and are secured by property and equipment having a net book value of $31.3 million as of February 2, 2002.

NOTE 12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments are as follows (in millions):


                                                                    FEBRUARY 2, 2002              FEBRUARY 3, 2001
                                                                -----------------------        -----------------------
                                                                  CARRYING       FAIR           CARRYING        FAIR
                                                                   AMOUNT       VALUE            AMOUNT        VALUE
                                                                ---------    ----------        ---------    ----------
Term loan...................................................    $  218.0     $   218.0         $  421.4     $   421.4
Senior subordinated notes...................................       200.0         205.5               --            --
Industrial revenue bonds....................................         8.0           8.0              8.1           8.1
Mortgages...................................................        22.2          22.2             22.5          22.5
Other debt..................................................         0.3           0.3              0.3           0.3
                                                                ---------    ----------        ---------    ----------
Total debt..................................................    $  448.5     $   454.0         $  452.3     $   452.3
                                                                =========    ==========        =========    ==========
Derivative..................................................    $    3.8     $     3.8         $     --     $      --
                                                                =========    ==========        =========    ==========


NOTE 13.   DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND COMPREHENSIVE LOSS

    On February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as the ongoing assessment of effectiveness, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item attributable to the risk being hedged, are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive loss ("AOCL"). Amounts recorded to AOCL will be reclassified to the statement of operations when the hedged item affects earnings. Ineffective changes in fair value are recorded immediately in earnings. There was no cumulative effect of adopting SFAS No. 133 as of February 4, 2001 since the Company did not have any derivatives outstanding.

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 13. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND COMPREHENSIVE LOSS - (CONTINUED)

    The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivative designated as a hedge is highly effective in offsetting changes in fair value of the item being hedged. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

    As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10% and a floor with a strike of 8.39%, on a notional amount of $150 million of its term loan. At inception, the derivative was designated, and continues to qualify, as a highly-effective cash-flow hedge of the Company's forecasted variable interest rate payments due on the term loan. The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at fair value, included in accrued expenses and other current liabilities, with the related unrealized loss on this cash-flow hedge, net of tax, recorded in AOCL. The fair value of the derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

    The Company does not expect any amount currently recorded in AOCL to be recognized in the statement of operations over the next fiscal year.

    The impact of this cash-flow hedge during fiscal 2001 is as follows (in millions):


                                                                 52 WEEKS
                                                                  ENDED
                                                                FEBRUARY 2,
                                                                   2002
                                                                ---------
Net loss......................................................  $ (242.0)
Other comprehensive loss:
   Unrealized loss on cash-flow hedge of $3.8 million,
     net of an income tax benefit of $1.6 million.............      (2.2)
                                                                ---------
Total comprehensive loss......................................  $ (244.2)
                                                                =========


NOTE 14.   INTEREST EXPENSE, NET

    Interest expense, net is comprised of the following (in millions):

                                                                    SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                                                -----------------------        -----------------------
                                                                  52 WEEKS     20 WEEKS         33 WEEKS     52 WEEKS
                                                                   ENDED        ENDED            ENDED         ENDED
                                                                FEBRUARY 2,  FEBRUARY 3,     SEPTEMBER 16,  JANUARY 29,
                                                                    2002         2001             2000         2000
                                                                ---------    ----------        ---------    ----------
Term loan...................................................    $   33.2     $    16.8         $   14.0     $    19.7
Senior subordinated notes...................................         0.2            --               --            --
Amortization of deferred financing costs....................         2.3           0.9              2.6           4.4
Lease obligations...........................................        20.5           7.6             13.8          21.4
Working capital facility....................................          --            --              6.0           7.1
Mortgages...................................................         1.7           0.6              1.1           1.8
DIP facility................................................          --            --              2.5            --
Other subordinated debt.....................................          --            --             53.8         101.3
Interest income.............................................        (2.0)         (1.5)            (0.3)         (0.7)
Other.......................................................         9.4           3.3              5.6           8.1
                                                                ---------    ----------        ---------    ----------
Interest expense, net.......................................    $   65.3     $    27.7         $   99.1     $   163.1
                                                                =========    ==========        =========    ==========

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 15.   LEASE OBLIGATIONS

    As of February 2, 2002, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (in millions):



                                                                                                CAPITAL     OPERATING
                                                                                                 LEASES       LEASES
                                                                                               ---------    ----------
2002 ....................................................................................      $   36.1     $    43.1
2003 ....................................................................................          30.6          41.6
2004 ....................................................................................          26.9          40.3
2005 ....................................................................................          23.0          39.8
2006 ....................................................................................          21.3          36.8
Thereafter...............................................................................         252.7         293.7
                                                                                               ---------    ----------
Total minimum lease payments (a).........................................................         390.6     $   495.3
                                                                                                            ==========
Less: executory costs (such as taxes, maintenance and insurance).........................          (0.6)
                                                                                               ---------
Net minimum capital lease payments.......................................................         390.0
Less: amounts representing interest......................................................        (198.9)
                                                                                               ---------
Present value of net minimum capital lease payments (b)..................................         191.1
Less: current portion of lease obligations...............................................         (18.3)
                                                                                               ---------
Long-term lease obligations..............................................................      $  172.8
                                                                                               =========

--------

(a) Net of sublease income of $0.1 million and $66.6 million for capital and operating leases, respectively.
(b) Includes $23.9 million related to a sale and leaseback accounted for as a financing.

    Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (in millions):


                                                                    SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                                                -----------------------        -----------------------
                                                                  52 WEEKS     20 WEEKS         33 WEEKS      52 WEEKS
                                                                   ENDED        ENDED            ENDED         ENDED
                                                                FEBRUARY 2,  FEBRUARY 3,     SEPTEMBER 16,  JANUARY 29,
                                                                    2002         2001             2000          2000
                                                                ---------    ----------        ---------    ----------
Minimum rentals.............................................    $   52.1     $    17.5         $   28.7     $    44.2
Less: rentals from subleases................................       (11.3)         (3.9)            (2.7)         (5.1)
                                                                ---------    ----------        ---------    ----------
Minimum rentals, net........................................    $   40.8     $    13.6         $   26.0     $    39.1
                                                                =========    ==========        =========    ==========


NOTE 16.   OTHER NONCURRENT LIABILITIES

    Other noncurrent liabilities are comprised of the following (in millions):
                                                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                                                  2002          2001
                                                                                               ---------    ----------
Deferred income..........................................................................      $   47.1     $    56.7
Self-insured claims liabilities..........................................................          40.0          40.7
Unfunded pension plan benefits...........................................................          21.7          21.3
Other postretirement benefits............................................................          17.8          16.8
Deferred rent............................................................................          10.3          10.0
Other postemployment benefits............................................................           5.2           6.4
Other....................................................................................          28.3          22.5
                                                                                               ---------    ----------
Other noncurrent liabilities.............................................................      $  170.4     $   174.4
                                                                                               =========    ==========

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 17.   PENSION AND OTHER BENEFIT PLANS

    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS. The Company maintains a defined benefit pension plan, which covers substantially all non-union and certain union associates. The Company also maintains an unfunded supplemental retirement plan for participants in the defined benefit pension plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law. Additionally, the Company has entered into individual retirement agreements with certain current and retired executives providing for unfunded supplemental pension benefits upon their retirement after attainment of age 60.

    In addition, the Company provides its associates other postretirement benefits, principally health care for non-union associates who retired prior to January 1, 1998 and certain associates for whom benefits are a subject of collective bargaining and life insurance benefits.

    The following tables provide a reconciliation of the benefit obligations, the funded plan assets and the funded status of the plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used (in millions):


                                                                                                        OTHER
                                                                    PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                                -----------------------        -----------------------
                                                                FEBRUARY 2,  FEBRUARY 3,       FEBRUARY 2,  FEBRUARY 3,
                                                                    2002         2001             2002          2001
                                                                ---------    ----------        ---------    ----------
Change in benefit obligations:
   Benefit obligations at beginning of year.................    $  162.7     $   147.8         $   17.6     $    15.1
   Service cost.............................................         3.0           3.0              0.4           0.3
   Interest cost............................................        12.1          11.8              1.3           1.3
   Plan amendment...........................................          --            --             (0.7)           --
   Benefits and expenses paid...............................        (7.4)         (7.4)            (0.7)         (0.5)
   Actuarial experience losses..............................         5.1           7.5              6.8           1.4
                                                                ---------    ----------        ---------    ----------
   Benefit obligations at end of year.......................    $  175.5     $   162.7         $   24.7     $    17.6
                                                                =========    ==========        =========    ==========

Change in fair value of funded plan assets:
   Fair value of plan assets at beginning of year...........    $  240.5     $   233.1         $     --     $      --
   Actual return on plan assets.............................         5.6          13.0               --            --
   Benefits and expenses paid...............................        (5.6)         (5.6)              --            --
                                                                --------     ---------         --------     ---------
   Fair value of plan assets at end of year.................    $  240.5     $   240.5         $     --     $      --
                                                                =========    ==========        =========    ==========

Reconciliation of funded status at end of year:
   Funded status............................................    $   65.0     $    77.8         $  (24.7)    $   (17.6)
   Unrecognized prior service cost..........................          --            --             (0.6)           --
   Unrecognized net actuarial losses........................        27.7           4.2              7.5           0.8
                                                                ---------    ----------        ---------    ----------
   Prepaid (accrued) benefit cost...........................    $   92.7     $    82.0         $  (17.8)    $   (16.8)
                                                                =========    ==========        =========    ==========

Amount recognized in the consolidated balance sheets:
   Other noncurrent assets..................................    $  116.2     $   105.2         $     --     $      --
   Accrued expenses and other current liabilities...........        (1.8)         (1.9)              --
   Other noncurrent liabilities.............................       (21.7)        (21.3)           (17.8)        (16.8)
                                                                ---------    ----------        ---------    ----------
   Net amount recognized....................................    $   92.7     $    82.0         $  (17.8)    $   (16.8)
                                                                =========    ==========        =========    ==========

Weighted average assumption at the end of year:
   Discounted rate..........................................        7.25%         7.50%            7.25%         7.50%
   Expected return on plan assets...........................        9.50%         9.50%              --            --
   Rate of compensation increase............................        4.25%         4.50%              --            --

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 17.   PENSION AND OTHER BENEFIT PLANS - (CONTINUED)

    Pension benefits include the following cost (cost reduction) components (in millions):


                                                                    SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                                                -----------------------        -----------------------
                                                                  52 WEEKS     20 WEEKS         33 WEEKS      52 WEEKS
                                                                   ENDED        ENDED            ENDED         ENDED
                                                                FEBRUARY 2,  FEBRUARY 3,     SEPTEMBER 16,  JANUARY 29,
                                                                    2002         2001             2000          2000
                                                                ---------    ----------        ---------    ----------
Service cost................................................    $    3.0     $     1.0         $    2.0     $     3.0
Interest cost...............................................        12.1           4.0              7.8          10.3
Expected return on assets...................................       (24.0)         (7.9)           (15.3)        (20.5)
Amortization of prior service cost..........................          --            --              0.2           0.2
Recognition of (gains) losses...............................         0.1            --             (2.9)         (3.0)
                                                                ---------    ----------        ---------    ----------
Pension benefits cost reduction.............................    $   (8.8)    $    (2.9)        $   (8.2)    $   (10.0)
                                                                =========    ==========        =========    ==========


    Other postretirement benefits include the following cost (cost reduction) components (in millions):

                                                                    SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                                                -----------------------        -----------------------
                                                                  52 WEEKS     20 WEEKS         33 WEEKS      52 WEEKS
                                                                   ENDED        ENDED            ENDED         ENDED
                                                                FEBRUARY 2,  FEBRUARY 3,     SEPTEMBER 16,  JANUARY 29,
                                                                    2002         2001             2000          2000
                                                                ---------    ----------        ---------    ----------
Service cost................................................    $    0.4     $     0.1         $    0.2     $     0.3
Interest cost...............................................         1.3           0.4              0.9           1.0
Amortization of prior service cost..........................        (0.1)           --             (1.0)         (1.5)
Recognition of gains........................................          --            --             (0.4)         (0.6)
                                                                ---------    ----------        ---------    ----------
Other postretirement benefits costs (cost reduction)........    $    1.6     $     0.5         $   (0.3)    $    (0.8)
                                                                =========    ==========        =========    ==========

    Assets of the Company's defined benefit pension plan are invested in equities of domestic corporations, U.S. Government instruments and money market investments. The projected benefit obligation and the accrued benefit costs for the unfunded supplemental retirement plans were $26.5 million and $23.5 million, respectively, as of February 2, 2002 and $23.2 million and $21.6 million, respectively, as of February 3, 2001.

    The health-care cost trend rate at February 2, 2002 was 10% and is expected to remain at this level. A 1% change in the assumed health care cost trend rate would have the following effects as of February 2, 2002 (in millions):


                                                                                                        1%
                                                                                             --------------------------
                                                                                              INCREASE       DECREASE
                                                                                              --------       --------
Total of service and interest cost components............................................    $    0.4      $    0.3
Postretirement benefit obligation........................................................         3.4           2.8

    The Company also contributes to several multi-employer plans, which provide defined benefits to certain union associates. The expenses related to these multi-employer plans were $16.4 million for the 52 weeks ended February 2, 2002 (Successor Company), $5.6 million for the 20 weeks ended February 3, 2001 (Successor Company), $9.3 million for the 33 weeks ended September 16, 2000 (Predecessor Company) and $15.6 million for the 52 weeks ended January 29, 2000 (Predecessor Company).

    SAVINGS PLAN. The Company sponsors a savings plan for certain eligible associates. Contributions under the plan are based on specified percentages of associate contributions. The expenses related to the savings plan were $2.9 million for the 52 weeks ended February 2, 2002 (Successor Company), $1.0 million for the 20 weeks ended February 3, 2001 (Successor Company), $1.7 million for the 33 weeks ended September 16, 2000 (Predecessor Company) and $3.0 million for the 52 weeks ended January 29, 2000 (Predecessor Company).

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 17.   PENSION AND OTHER BENEFIT PLANS - (CONTINUED)

    OTHER POSTEMPLOYMENT BENEFITS. The Company also provides its associates postemployment benefits, primarily long-term disability and salary continuation. The obligation for these benefits was determined by application of the provisions of the Company's long-term disability plan and includes the age of active claimants at disability and at valuation, the length of time on disability and the probability of the claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4%.

    At February 2, 2002 and February 3, 2001, the liability for accumulated postemployment benefits was $6.0 million and $6.9 million, respectively, of which $5.2 million and $6.4 million, respectively, was classified in other noncurrent liabilities.


NOTE 18.   INCOME TAXES

    As a result of the exchange of the Predecessor Company's subordinated debt and accrued interest for the Successor Company's equity in fiscal 2001, the amount of the Company's aggregate indebtedness was reduced, generating income from the cancellation of debt for tax purposes of approximately $350.0 million. Since the realization of such income occurred under the Bankruptcy Code, the Company did not recognize income from cancellation of debt for tax purposes, but has elected to reduce the basis of its depreciable property and, with the remaining income from the cancellation of debt, reduce its tax loss carryforwards. The Company's remaining federal tax loss carryforwards expire from fiscal 2008 through fiscal 2020 and are subject to an annual limitation of approximately $38.6 million due to the change of control resulting from the Plan of Reorganization.

    The income tax provision is comprised of the following (in millions):


                                                                    SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                                                -----------------------        -----------------------
                                                                  52 WEEKS     20 WEEKS         33 WEEKS      52 WEEKS
                                                                   ENDED        ENDED            ENDED         ENDED
                                                                FEBRUARY 2,  FEBRUARY 3,     SEPTEMBER 16,  JANUARY 29,
                                                                    2002         2001             2000          2000
                                                                ---------    ----------        ---------    ----------
Current (provision) benefit
   Federal..................................................    $   (3.1)    $    (0.2)        $     --     $     0.4
   State....................................................        (1.3)         (0.3)            (0.1)         (0.1)
Deferred (provision) benefit
   Federal..................................................       (10.1)        (10.5)              --            --
   State....................................................        (4.0)         (3.7)              --          (2.4)
                                                                ---------    ----------        ---------    ----------
Income tax provision........................................    $  (18.5)    $   (14.7)        $   (0.1)    $    (2.1)
                                                                =========    ==========        =========    ==========


    The income tax provision differs from the expected federal statutory income tax benefit as follows (in millions):

                                                                    SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                                                -----------------------        -----------------------
                                                                  52 WEEKS     20 WEEKS         33 WEEKS      52 WEEKS
                                                                   ENDED        ENDED            ENDED         ENDED
                                                                FEBRUARY 2,  FEBRUARY 3,     SEPTEMBER 16,  JANUARY 29,
                                                                    2002         2001             2000          2000
                                                                ---------    ----------        ---------    ----------
Federal income tax benefit at statutory tax rate..............  $   77.1     $    22.0         $   13.3     $    10.4
State income taxes............................................      (3.4)         (2.6)             0.5           1.7
Nondeductible amortization of excess reorganization value.....     (92.9)        (34.5)              --            --
Nondeductible reorganization expenses.........................        --            --             (9.2)           --
Change in valuation allowance.................................        --            --             (5.5)        (14.8)
Other.........................................................       0.7           0.4              0.8           0.6
                                                                ---------    ----------        ---------    ----------
Income tax provision........................................    $  (18.5)    $   (14.7)        $   (0.1)    $    (2.1)
                                                                =========    ==========        =========    ==========

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 18.   INCOME TAXES - (CONTINUED)

    Deferred income tax assets and liabilities consist of the following (in millions):


                                                                    FEBRUARY 2, 2002              FEBRUARY 3, 2001
                                                                ------------------------       ------------------------
                                                                  ASSETS     LIABILITIES         ASSETS     LIABILITIES
                                                                ---------    -----------       ---------    -----------
Property and equipment......................................    $     --     $   139.0         $     --     $   147.3
Merchandise inventory and gross profit......................          --          27.0               --          22.7
Benefit plans and other postretirement and
   postemployment benefits..................................          --          23.1               --          19.2
Prepaid expenses............................................          --           7.5               --           7.0
Net operating loss carryforwards............................        28.9            --             36.1            --
Self-insured claims liabilities.............................        25.7            --             26.9            --
Lease capitalization........................................        22.9            --             21.9            --
Deferred income.............................................        14.7            --             16.4            --
General business credits....................................        13.7            --             12.4            --
Alternate minimum taxes.....................................         4.5            --              4.1            --
Liabilities for rejected leases and closed stores...........         3.8            --              6.8            --
Capital loss carryforward...................................          --            --             16.8            --
Other.......................................................         1.0            --              3.3            --
                                                                ---------    ----------        ---------    ----------
Subtotal....................................................       115.2         196.6            144.7         196.2
Less: valuation allowance...................................        (5.9)           --            (25.4)           --
                                                                ---------    ----------        ---------    ----------
Total.......................................................    $  109.3     $   196.6         $  119.3     $   196.2
                                                                =========    ==========        =========    ==========


      The Company's net deferred income tax liability at February 2, 2002 was $87.3 million, and included a valuation allowance of $5.9 million primarily related to state net operating losses that may not be utilized in the carryforward period. The Company's net deferred income tax liability as of February 3, 2001 was $76.9 million and included a valuation allowance of $25.4 million, primarily related to capital loss carryforwards which expired in fiscal 2001 and certain state net operating loss tax carryforwards. General business credits consist of federal work incentive credits and expire in fiscal 2004 through fiscal 2016. The net decrease in the valuation allowance from $25.4 million at February 3, 2001 to $5.9 million at February 2, 2002 was primarily due to the applicable write-off of the deferred income tax asset related to the expired capital loss carryforward.

    The balance sheet classification of the deferred income tax assets and liabilities is as follows (in millions):


                                                          FEBRUARY 2, 2002                    FEBRUARY 3, 2001
                                                 ---------------------------------  ----------------------------------
                                                   CURRENT   NONCURRENT    TOTAL      CURRENT    NONCURRENT    TOTAL
                                                   -------   ----------    -----      -------    ----------    -----
Assets.......................................... $   46.5   $    68.7   $   115.2   $    57.4   $   87.3    $  144.7
Liabilities.....................................    (41.0)     (155.6)     (196.6)      (36.0)    (160.2)     (196.2)
                                                 ---------  ----------  ----------  ----------  ----------  ----------
Subtotal........................................      5.5       (86.9)      (81.4)       21.4      (72.9)      (51.5)
Less: valuation allowance.......................       --        (5.9)       (5.9)      (23.4)      (2.0)      (25.4)
                                                 ---------  ----------  ----------  ----------  ----------  ----------
Total........................................... $    5.5   $   (92.8)  $   (87.3)  $    (2.0)  $  (74.9)   $  (76.9)
                                                 =========  ==========  ==========  ==========  ==========  ==========


    Income tax payments were $1.0 million for the 52 weeks ended February 2, 2002 (Successor Company), $0.1 million for the 20 weeks ended February 3, 2001 (Successor Company), $0.1 million for the 33 weeks ended September 16, 2000 (Predecessor Company) and $0.5 million for the 52 weeks ended January 29, 2000 (Predecessor Company). Income tax refunds were $15,000 for the 52 weeks ended February 2, 2002, $0.1 million for the 20 weeks ended February 3, 2001 (Successor Company), $0.4 million for the 33 weeks ended September 16, 2000 (Predecessor Company) and $1.9 million for the 52 weeks ended January 29, 2000 (Predecessor Company).

    The Internal Revenue Service has closed its audits of the Company's tax returns through fiscal 1997.

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 19.   EXTRAORDINARY ITEMS

    In fiscal 2001, the extraordinary item of $3.3 million, net of an income tax benefit of $2.3 million, represents costs incurred resulting from the early extinguishment of debt, including the write-off of deferred financing costs, related to the pay down of the term loan from certain of the proceeds of the Senior Subordinated Notes.

    In the 33 weeks ended September 16, 2000, the extraordinary item of $313.7 million, net of an income tax provision of $46.6 million, represents income from the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants; such income is reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange. The income tax provision related to the extraordinary item is based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.


NOTE 20.   CAPITAL STOCK

    PREFERRED STOCK. As of February 2, 2002 and February 3, 2001, there were 5,000,000 shares of preferred stock authorized of which none are issued or outstanding.

    COMMON STOCK. As of February 2, 2002 and February 3, 2001, there were 100,000,000 shares authorized of $0.01 par value common stock. The following table summarizes the change in the number of shares of common stock subsequent to the Effective Date.


                                                                                              COMMON STOCK
                                                                              -----------------------------------------------
                                                                                 ISSUED       TREASURY STOCK  NET OUTSTANDING
                                                                              -------------   --------------  ---------------
Balance, September 16, 2000...............................................              --              --              --
Issuance of common stock and warrants on the Effective Date...............      30,098,510              --      30,098,510
                                                                              -------------   --------------  --------------
Balance, February 3, 2001.................................................      30,098,510              --      30,098,510
Purchase of treasury stock................................................              --         (46,053)        (46,053)
Stock options exercised...................................................           1,000             750           1,750
                                                                              -------------   --------------  --------------
Balance, February 2, 2002.................................................      30,099,510         (45,303)     30,054,207
                                                                              =============   ==============  ==============


    As part of the Plan of Reorganization, the Predecessor Company's subordinated debt and accrued interest of approximately $1.0 billion was canceled and the holders of such subordinated debt received 30,000,000 shares, representing 100% of the outstanding common stock of the reorganized Company and holders of certain subordinated debt also received warrants to purchase up to 5,294,118 shares of common stock at $22.31 per share. Such warrants have a term of ten years from the Plan Effective Date. On October 3, 2000, 98,510 shares of restricted common stock were issued to the Chief Executive Officer and vested on January 2, 2002. Upon vesting, 46,053 shares were surrendered to the Company by the Chief Executive Officer to satisfy his tax withholding requirements; such shares were recorded as treasury stock at a cost of $1.2 million.

    Shares of common stock issued pursuant to the Plan of Reorganization are subject to dilution from (1) the exercise of the warrants, and (2) the exercise of any options to purchase common stock issued pursuant to the Company's Employee Plan and Directors' Plan (see Note 21). The Company's common stock and warrants trade on the Nasdaq Stock Market under the ticker symbols "PTMK" and "PTMKW", respectively.


NOTE 21.   STOCK OPTION PLANS

    The 2000 Employee Equity Plan (the "Employee Plan") and the 2000 Non-Employee Directors' Equity Plan (the "Directors' Plan"), which were implemented as of the Plan Effective Date, make available the granting of options aggregating 5,294,118 shares of common stock, of which 5,164,118 shares are available under the Employee Plan and 130,000 shares are available under the Directors' Plan. All of the Company's officers and certain employees are eligible to receive options under the Employee Plan. Options for additional shares may be granted by the Board

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 21.   STOCK OPTION PLANS - (CONTINUED)

of Directors' Compensation Committee. The Directors' Plan is available to the Company's directors, who are not employees of the Company. As of February 2, 2002, the number of options outstanding for the Company's Employee Plan and Directors' Plan were 3,741,345 with a weighted average exercise price of $16.32 and a weighted average contractual life of 8.9 years of which 520,300 were exercisable. There were 1,551,023 shares of common stock available for future grant under the Company's Employee Plan and Directors' Plan.

    As of February 2, 2002, options to purchase 3,741,345 shares vest at various dates extending through fiscal 2005. The change in the number of options was as follows:


                                                                                                52 WEEKS     20 WEEKS
                                                                                                 ENDED         ENDED
                                                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                                                  2002         2001
                                                                                               -----------  ------------
Outstanding, beginning of fiscal year.......................................................    2,094,200            --
Granted during the fiscal year..............................................................    1,663,345     2,094,200
Canceled, terminated, and expired during the fiscal year....................................      (14,450)           --
Exercised during the fiscal year............................................................       (1,750)           --
                                                                                               -----------  ------------
Outstanding, end of fiscal year.............................................................    3,741,345     2,094,200
                                                                                               ===========  ============


    Weighted average option exercise price information was as follows:
                                                                                                52 WEEKS      20 WEEKS
                                                                                                 ENDED         ENDED
                                                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                                                  2002          2001
                                                                                               ---------    ----------
Outstanding, beginning of fiscal year.......................................................   $   13.94    $      --
Granted during the fiscal year..............................................................       19.30         13.94
Exercised during the fiscal year............................................................       13.94           --
Canceled, terminated, and expired during the fiscal year....................................       14.64           --
Outstanding, end of fiscal year.............................................................       16.32         13.94
Exercisable at fiscal year-end..............................................................       13.94           --

    Significant option groups outstanding as of February 2, 2002 and related weighted average price and remaining contractual life information were as follows:


                OPTION              NUMBER            REMAINING            AVERAGE             NUMBER
              GRANT DATE         OUTSTANDING       CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE
              ----------         -----------       ----------------    --------------       -----------
               10/25/00             2,079,200            8.7               $13.94             520,300
                3/29/01             1,000,000            9.2               $17.25                --
                6/14/01                60,000            4.4               $22.89                --
                10/4/01               602,145            9.7               $22.35                --
                                 ------------            ---               ------             -------
                Total               3,741,345            8.9               $16.32             520,300
                                 ============            ===               ======             =======


    Options which are designated as "incentive stock options" under the Employee Plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions. The options granted under the Employee Plan and the Directors' Plan expire ten years and five years after the date of grant, respectively, unless terminated earlier by the Company's Board of Directors. The right to exercise the options granted vests in annual increments over four years under the Employee Plan and over three years under the Directors' Plan from the date of the grant.

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 21.   STOCK OPTION PLANS - (CONTINUED)

    The Company has elected APB Opinion No. 25 and selected interpretations in accounting for each of its stock option plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value on the date of grant, as defined in each stock option plan document, no compensation expense has been recognized by the Company in connection with its stock-based compensation plan. The proforma disclosure of net loss and net loss per share as if the fair value based method of accounting defined in the SFAS No. 123 had been applied is $245.9 million (compared to a reported net loss of $242.0 million) or $8.20 per share (compared to a reported net loss per share of $8.07 per share), respectively, for fiscal 2001 and $78.1 million (compared to a reported net loss of $77.5 million) or $2.60 per share (compared to a reported net loss per share of $2.58), respectively, for fiscal 2000. For purposes of the proforma disclosures, the estimated fair value of the options issued is assumed to be amortized to expense over the options' vesting period.

    The weighted average fair value of the stock options granted during fiscal 2001 and fiscal 2000 were $5.83 and $4.56, respectively. The fair value of each option grant was established using the Black-Sholes option-pricing model based on the date of the grant and the following weighted average assumptions for fiscal 2001 and fiscal 2000, respectively: risk free interest rates of 4.2% and 5.7%, expected lives of 4 years for each year, expected volatility of 30.5% and 30.0% and an expected dividend yield of zero for each year.


NOTE 22.   REORGANIZATION INCOME (EXPENSES)

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

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 23.   CONSOLIDATING FINANCIAL INFORMATION

    The following represents the consolidating financial statements of Pathmark and its wholly owned guarantor and nonguarantor subsidiaries. The guarantor subsidiaries are comprised of six wholly owned entities, including Pathmark's distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The nonguarantor subsidiaries are comprised of four special purpose wholly owned entities, which own four supermarkets that are leased to Pathmark.


                                                                         GUARANTOR    NON-GUARANTOR INTERCOMPANY  CONSOLIDATED
                                                           PATHMARK     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                          -----------   ------------  ------------  ------------  ------------
                                                                                       (IN MILLIONS)
CONSOLIDATING STATEMENTS OF OPERATIONS:
SUCCESSOR COMPANY
FOR THE 52 WEEKS ENDED FEBRUARY 2, 2002
Sales.................................................... $  3,963.3    $  2,398.3    $       --    $ (2,398.3)   $   3,963.3
Cost of goods sold.......................................   (2,858.5)     (2,395.4)           --       2,398.3       (2,855.6)
                                                          -----------   -----------   ------------  ------------  ------------
Gross profit.............................................    1,104.8           2.9            --            --        1,107.7
Selling, general and administrative expenses.............     (931.9)          8.1           3.4            --         (920.4)
Depreciation and amortization............................      (68.0)         (7.1)         (1.6)           --          (76.7)
Amortization of excess reorganization value..............     (265.5)           --            --            --         (265.5)
                                                          -----------   -----------   ------------  ------------  ------------
Operating earnings (loss)................................     (160.6)          3.9           1.8            --         (154.9)
Interest expense, net....................................      (62.1)         (1.4)         (1.8)           --          (65.3)
                                                          -----------   -----------   ------------  ------------  ------------
Earnings (loss) before income taxes and
   extraordinary item....................................     (222.7)          2.5            --            --         (220.2)
Income tax provision.....................................      (18.4)         (0.1)           --            --          (18.5)
                                                          -----------   -----------   ------------  ------------  ------------
Net earnings (loss) before extraordinary item............     (241.1)          2.4            --            --         (238.7)
Extraordinary item, net of tax...........................       (3.3)           --            --            --           (3.3)
                                                          -----------   -----------   ------------  ------------  ------------
Net earnings (loss)...................................... $   (244.4)   $      2.4    $       --    $       --    $    (242.0)
                                                          ===========   ===========   ============  ============  ============


SUCCESSOR COMPANY
FOR THE 20 WEEKS ENDED FEBRUARY 3, 2001
Sales.................................................... $  1,493.7    $    902.2    $       --    $   (902.2)   $   1,493.7
Cost of goods sold.......................................   (1,074.4)       (900.4)           --         902.2       (1,072.6)
                                                          -----------   -----------   ------------  ------------  ------------
Gross profit.............................................      419.3           1.8            --            --          421.1
Selling, general and administrative expenses.............     (342.7)          2.2           1.2            --         (339.3)
Depreciation and amortization............................      (23.0)         (2.3)         (0.5)           --          (25.8)
Reorganization income....................................        7.4            --            --            --            7.4
Amortization of excess reorganization value..............      (98.5)           --            --            --          (98.5)
                                                          -----------   -----------   ------------  ------------  ------------
Operating earnings (loss)................................      (37.5)          1.7           0.7            --          (35.1)
Interest expense, net....................................      (25.3)         (1.8)         (0.6)           --          (27.7)
                                                          -----------   -----------   ------------  ------------  ------------
Earnings (loss) before income taxes......................      (62.8)         (0.1)          0.1            --          (62.8)
Income tax provision.....................................      (14.7)           --            --            --          (14.7)
                                                          -----------   -----------   ------------  ------------  ------------
Net earnings (loss)...................................... $    (77.5)   $     (0.1)   $      0.1    $       --    $     (77.5)
                                                          ===========   ===========   ============  ============  ============

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 23.   CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)


                                                                         GUARANTOR    NON-GUARANTOR INTERCOMPANY  CONSOLIDATED
                                                           PATHMARK     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                          -----------   ------------  ------------  ------------  ------------
                                                                                       (IN MILLIONS)
CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED):
PREDECESSOR COMPANY
FOR THE 33 WEEKS ENDED SEPTEMBER 16, 2000
Sales.................................................... $  2,348.2    $  1,398.1    $       --    $ (1,398.1)   $   2,348.2
Cost of goods sold.......................................   (1,691.3)     (1,395.3)           --       1,398.1       (1,688.5)
                                                          -----------   -----------   ------------  ------------  ------------
Gross profit.............................................      656.9           2.8            --            --          659.7
Selling, general and administrative expenses.............     (555.9)          4.0           2.2            --         (549.7)
Depreciation and amortization............................      (41.9)         (5.2)         (0.9)           --          (48.0)
Reorganization expense...................................       (0.9)           --            --            --           (0.9)
                                                          -----------   -----------   ------------  ------------  ------------
Operating earnings.......................................       58.2           1.6           1.3            --           61.1
Interest expense, net....................................      (92.9)         (5.1)         (1.1)           --          (99.1)
                                                          -----------   -----------   ------------  ------------  ------------
Earnings (loss) before income taxes and
   extraordinary item...................................       (34.7)         (3.5)          0.2            --          (38.0)
Income tax provision.....................................       (0.1)           --            --            --           (0.1)
                                                          -----------   -----------   ------------  ------------  ------------
Net earnings (loss) before extraordinary item............      (34.8)         (3.5)          0.2            --          (38.1)
Extraordinary item, net of tax...........................      313.7            --            --            --          313.7
                                                          -----------   -----------   ------------  ------------  ------------
Net earnings (loss)...................................... $    278.9    $     (3.5)   $      0.2    $       --    $     275.6
                                                          ===========   ===========   ============  ============  ============


PREDECESSOR COMPANY
FOR THE 52 WEEKS ENDED JANUARY 29, 2000
Sales.................................................... $  3,698.1    $  2,178.9    $       --    $ (2,178.9)   $   3,698.1
Cost of goods sold.......................................   (2,649.1)     (2,169.2)           --       2,178.9       (2,639.4)
                                                          -----------   -----------   ------------  ------------  ------------
Gross profit.............................................    1,049.0           9.7            --            --        1,058.7
Selling, general and administrative expenses.............     (858.1)          4.6           3.2            --         (850.3)
Depreciation and amortization............................      (65.9)         (7.8)         (1.4)           --          (75.1)
                                                          -----------   -----------   ------------  ------------  ------------
Operating earnings.......................................      125.0           6.5           1.8            --          133.3
Interest expense, net....................................     (152.9)         (8.5)         (1.7)           --         (163.1)
                                                          -----------   -----------   ------------  ------------  ------------
Earnings (loss) before income taxes......................      (27.9)         (2.0)          0.1            --          (29.8)
Income tax provision.....................................       (2.0)         (0.1)           --            --           (2.1)
                                                          -----------   -----------   ------------  ------------  ------------
Net earnings (loss)...................................... $    (29.9)   $     (2.1)   $      0.1    $       --    $     (31.9)
                                                          ===========   ===========   ============  ============  ============

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 23.   CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)


                                                                         GUARANTOR    NON-GUARANTOR INTERCOMPANY  CONSOLIDATED
                                                           PATHMARK     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                          -----------   ------------  ------------  ------------  ------------
                                                                                          (IN MILLIONS)
CONSOLIDATING BALANCE SHEETS:
SUCCESSOR COMPANY
AS OF FEBRUARY 2, 2002
Merchandise inventories.................................. $    159.9    $     25.8    $       --    $       --    $     185.7
Other current assets.....................................      153.1           3.6           0.5            --          157.2
                                                          -----------   -----------   ------------  ------------  ------------
Total current assets.....................................      313.0          29.4           0.5            --          342.9
Property and equipment, net..............................      478.7          62.4          31.3            --          572.4
Excess reorganization value, net.........................      434.0            --            --            --          434.0
Other noncurrent assets..................................      149.0            --           0.8          (3.6)         146.2
                                                          -----------   -----------   ------------  ------------  ------------
Total assets............................................. $  1,374.7    $     91.8    $     32.6    $     (3.6)   $   1,495.5
                                                          ===========   ===========   ============  ============  ============

Accounts payable......................................... $     90.7    $      3.5    $       --    $       --    $      94.2
Other current liabilities................................      174.0           5.5           0.8            --          180.3
                                                          -----------   -----------   ------------  ------------  ------------
Total current liabilities................................      264.7           9.0           0.8            --          274.5
Long-term debt...........................................      418.8            --          21.8            --          440.6
Long-term lease obligations..............................      164.3           8.5            --            --          172.8
Other noncurrent liabilities.............................      231.0          35.8            --          (3.6)         263.2
Stockholders' equity.....................................      295.9          38.5          10.0            --          344.4
                                                          -----------   -----------   ------------  ------------  ------------
Total liabilities and stockholders' equity............... $  1,374.7    $     91.8    $     32.6    $     (3.6)   $   1,495.5
                                                          ===========   ===========   ============  ============  ============


SUCCESSOR COMPANY
AS OF FEBRUARY 3, 2001
Merchandise inventories.................................. $    154.1    $     22.2    $       --    $       --    $     176.3
Other current assets.....................................      142.3          47.6           0.5            --          190.4
                                                          -----------   -----------   ------------  ------------  ------------
Total current assets.....................................      296.4          69.8           0.5            --          366.7
Property and equipment, net..............................      434.1          67.9          30.1            --          532.1
Excess reorganization value, net.........................      699.5            --            --            --          699.5
Other noncurrent assets..................................      183.8            --           0.7         (57.4)         127.1
                                                          -----------   -----------   ------------  ------------  ------------
Total assets............................................. $  1,613.8    $    137.7    $     31.3    $    (57.4)   $   1,725.4
                                                          ===========   ===========   ============  ============  ============
Accounts payable......................................... $     77.5    $      2.0    $       --    $       --    $      79.5
                                                                               5.5
Other current liabilities................................      183.1           5.5           0.7            --          189.3
                                                          -----------   -----------   ------------  ------------  ------------
Total current liabilities................................      260.6           7.5           0.7            --          268.8
Long-term debt...........................................      419.0            --          22.1            --          441.1
Long-term lease obligations..............................      166.0          11.2            --            --          177.2
Other noncurrent liabilities.............................      213.2          93.5            --         (57.4)         249.3
Stockholders' equity.....................................      555.0          25.5           8.5            --          589.0
                                                          -----------   -----------   ------------  ------------  ------------
Total liabilities and stockholders' equity............... $  1,613.8    $    137.7    $     31.3    $    (57.4)   $   1,725.4
                                                          ===========   ===========   ============  ============  ============

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 23.   CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)



                                                                         GUARANTOR    NON-GUARANTOR INTERCOMPANY  CONSOLIDATED
                                                           PATHMARK     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                          -----------   -----------   ------------  ------------  ------------
                                                                                          (IN MILLIONS)
CONSOLIDATING CASH FLOW STATEMENTS:
SUCCESSOR COMPANY
FOR THE 52 WEEKS ENDED FEBRUARY 2, 2002
Operating Activities
Cash provided by operating activities.................... $     72.6    $      6.4    $      3.6    $       --    $      82.6
                                                          -----------   -----------   ------------  ------------  ------------
Investing Activities
  Property and equipment expenditures, including
   technology investments................................     (112.8)         (1.7)         (2.0)           --         (116.5)
                                                          -----------   -----------   ------------  ------------  ------------
Cash used for investing activities.......................     (112.8)         (1.7)         (2.0)           --         (116.5)
                                                          -----------   -----------   ------------  ------------  ------------
Financing Activities
  Repayments of the term loan............................     (203.4)           --            --            --         (203.4)
  Borrowings under the senior subordinated notes.........      200.0            --            --                        200.0
  Decrease in capital lease obligations..................      (11.9)         (2.9)           --            --          (14.8)
  Deferred financing costs...............................       (6.2)           --            --            --           (6.2)
  Purchase of treasury stock.............................       (1.2)           --            --            --           (1.2)
  Repayment of other debt................................       (0.9)           --          (0.3)           --           (1.2)
  Intercompany equity transactions.......................       47.5         (47.5)           --            --             --
  Other financing activities.............................        2.0            --          (1.3)           --            0.7
                                                          -----------   -----------   ------------  ------------  ------------
Cash provided by (used for) financing activities.........       25.9         (50.4)         (1.6)           --          (26.1)
                                                          -----------   -----------   ------------  ------------  ------------
Decrease in cash and cash equivalents....................      (14.3)        (45.7)           --            --          (60.0)
Cash and cash equivalents at beginning of period.........       38.5          45.8           0.3            --           84.6
                                                          -----------   -----------   ------------  ------------  ------------
Cash and cash equivalents at end of period............... $     24.2    $      0.1    $      0.3    $       --    $      24.6
                                                          ===========   ===========   ============  ============  ============


SUCCESSOR COMPANY
FOR THE 20 WEEKS ENDED FEBRUARY 3, 2001
Operating Activities
Cash provided by (used for) operating activities......... $     46.4    $     (7.2)   $      0.7    $       --    $      39.9
                                                          -----------   -----------   ------------  ------------  ------------
Investing Activities
  Property and equipment expenditures, including
   technology investments................................      (22.4)           --          (0.1)           --          (22.5)
  Other..................................................        2.6            --            --            --            2.6
                                                          -----------   -----------   ------------  ------------  ------------
Cash used for investing activities.......................      (19.8)           --          (0.1)           --          (19.9)
                                                          -----------   -----------   ------------  ------------  ------------
Financing Activities
  Decrease in capital lease obligations..................       (1.9)         (4.1)           --            --           (6.0)
  Repayments of the term loan............................       (3.6)           --            --            --           (3.6)
  Increase (decrease) in other debt......................      (11.9)         12.1          (0.5)           --           (0.3)
  Intercompany equity transactions.......................      (45.0)         45.0            --            --             --
                                                          -----------   -----------   ------------  ------------  ------------
Cash provided by (used for) financing activities.........      (62.4)         53.0          (0.5)           --           (9.9)
                                                          -----------   -----------   ------------  ------------  ------------
Increase (decrease) in cash and cash equivalents.........      (35.8)         45.8           0.1            --           10.1
Cash and cash equivalents at beginning of period.........       74.3            --           0.2            --           74.5
                                                          -----------   -----------   ------------  ------------  ------------
Cash and cash equivalents at end of period............... $     38.5    $     45.8    $      0.3    $       --    $      84.6
                                                          ===========   ===========   ============  ============  ============

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 23.   CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)



                                                                         GUARANTOR    NON-GUARANTOR INTERCOMPANY  CONSOLIDATED
                                                           PATHMARK     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                          -----------   ------------  ------------  ------------  ------------
                                                                                          (IN MILLIONS)
CONSOLIDATING CASH FLOW STATEMENTS (CONTINUED):
PREDECESSOR COMPANY
FOR THE 33 WEEKS ENDED SEPTEMBER 16, 2000
Operating Activities
Cash provided by operating activities.................... $     11.5    $     13.3    $      1.3    $       --    $      26.1
                                                          -----------   -----------   ------------  ------------  ------------
Investing Activities
  Property and equipment expenditures, including
   technology investments................................      (24.9)           --          (0.4)           --          (25.3)
  Other..................................................        9.8            --            --            --            9.8
                                                          -----------   -----------   ------------  ------------  ------------
Cash used for investing activities.......................      (15.1)           --          (0.4)           --          (15.5)
                                                          -----------   -----------   ------------  ------------  ------------
Financing Activities
  Borrowings under the term loan.........................      425.0            --            --            --          425.0
  Repayments of the term loan............................     (241.4)           --            --            --         (241.4)
  Repayments under the working capital facility..........     (109.8)           --            --            --         (109.8)
  Borrowings under the DIP facility......................       28.5            --            --            --           28.5
  Repayments of the DIP facility.........................      (28.5)           --            --            --          (28.5)
  Deferred financing costs...............................      (12.8)           --            --            --          (12.8)
  Decrease in capital lease obligations..................      (11.0)         (0.6)           --            --          (11.6)
  Repayment of other debt................................       13.0         (12.7)         (1.2)           --           (0.9)
  Other financing activities.............................       (0.8)           --            --            --           (0.8)
                                                          -----------   -----------   ------------  ------------  ------------
Cash provided by (used for) financing activities.........       62.2         (13.3)         (1.2)           --           47.7
                                                          -----------   -----------   ------------  ------------  ------------
Increase (decrease) in cash and cash equivalents.........       58.6            --          (0.3)           --           58.3
Cash and cash equivalents at beginning of period.........       15.7            --           0.5            --           16.2
                                                          -----------   -----------   ------------  ------------  ------------
Cash and cash equivalents at end of period............... $     74.3    $       --    $      0.2    $       --    $      74.5
                                                          ===========   ===========   ============  ============  ============


PREDECESSOR COMPANY
FOR THE 52 WEEKS ENDED JANUARY 29, 2000
Operating Activities
Cash provided by operating activities.................... $     13.9    $      6.3    $      1.7    $       --    $      21.9
                                                          -----------   -----------   ------------  ------------  ------------
Investing Activities
  Property and equipment expenditures, including
   technology investments................................      (43.3)         (5.9)         (0.4)           --          (49.6)
  Other..................................................       10.2            --            --            --           10.2
                                                          -----------   -----------   ------------  ------------  ------------
Cash used for investing activities.......................      (33.1)         (5.9)         (0.4)           --          (39.4)
                                                          -----------   -----------   ------------  ------------  ------------
Financing Activities
  Repayments of the term loan............................      (14.3)           --            --            --          (14.3)
  Borrowings under the working capital facility..........       66.8            --            --            --           66.8
  Decrease in capital lease obligations..................      (20.1)           --            --            --          (20.1)
  Decrease in book overdrafts............................       (4.6)           --            --            --           (4.6)
  Other financing activities.............................       (0.7)         (0.4)         (0.9)           --           (2.0)
                                                          -----------   -----------   ------------  ------------  ------------
Cash provided by (used in) used for financing activities.       27.1          (0.4)         (0.9)           --           25.8
                                                          -----------   -----------   ------------  ------------  ------------
Increase in cash and cash equivalents....................        7.9            --           0.4            --            8.3
Cash and cash equivalents at beginning of period.........        7.8            --           0.1            --            7.9
                                                          -----------   -----------   ------------  ------------  ------------
Cash and cash equivalents at end of period............... $     15.7    $       --    $      0.5    $       --    $      16.2
                                                          ===========   ===========   ============  ============  ============

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 24.   COMMITMENTS AND CONTINGENCIES

    AHOLD LITIGATION. On December 16, 1999, Koninkljke Ahold N.V. ("Ahold") filed a complaint in the Supreme Court, State of New York, County of New York (the "Supreme Court"), against the Company seeking a declaratory judgment that Ahold had used its "best efforts" under a merger agreement pursuant to which Ahold was going to acquire the Company (the "Merger Agreement"). On January 18, 2000, the Company filed its answer and counterclaims, denying Ahold's assertion that it used its best efforts to consummate the Merger Agreement. Additionally, the Company asserted counterclaims against Ahold for (i) breach of contract by failure to use best efforts; (ii) breach of the covenant of good faith and fair dealing; and (iii) unfair competition. The Company has requested compensatory damages in an unspecified amount.

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

    In April 2000, the Company filed a motion seeking partial summary judgment in its favor on Ahold's claim for a declaratory judgment that the "best efforts" provisions in the Merger Agreement are unenforceable. Ahold opposed the motion and cross moved for summary judgment on the same claim. In December 2000, the Supreme Court entered an order granting Ahold's motion for partial summary judgment regarding the Company's counterclaim alleging that Ahold had failed to comply with the "best efforts" provision of the Merger Agreement, which order was affirmed on appeal in January 2002. Notwithstanding this appellate decision, the Company has two viable counterclaims against Ahold that it intends to pursue.

    OTHER. The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

    OUTSOURCING AGREEMENTS. In April 2001, the Company entered into a new five-year outsourcing agreement with International Business Machines Corporation ("IBM") to continue to provide a wide range of information systems services. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with a payment of a specified termination charge.

    The Company has a 15-year supply agreement with C&S Wholesalers, Inc. ("C&S"), pursuant to which C&S supplies substantially all of the Company's grocery, frozen and perishable merchandise requirements. Under this arrangement with C&S, the Company negotiate prices, discounts and promotions with vendors. During fiscal 2001, the products supplied from C&S accounted for approximately 61% of all the Company's supermarket inventory purchases. This agreement may be terminated for cause or certain events of bankruptcy by either party.

    The Company also has a ten-year agreement, expiring in 2007, with a local trucking company to provide trucking services for the Company. The Company may terminate the agreement with a payment of a specified termination charge.


NOTE 25.   SUBSEQUENT EVENT

    On March 1, 2002, the Company signed a joinder agreement with The Stop & Shop Supermarket company to acquire nine Big V Shop-Rite supermarkets ("Big V") for $71 million, plus an amount for inventory, in conjunction with Stop & Shop's proposal to acquire substantially all of the Big V Shop-Rite supermarkets pursuant to a Plan of Reorganization to be filed by Shop & Stop and certain creditors of Big V with the Bankruptcy Court in the Big V bankruptcy case. Big V is already the subject of a competing plan previously filed by Wakefern Food Corp. and Big V.

                              PATHMARK STORES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 25.   SUBSEQUENT EVENT - (CONTINUED)

    Pathmark's acquisition of these stores is subject to a number of conditions, the satisfaction of the closing conditions of Stop & Shop's asset purchase and sale agreement, the confirmation of the Stop & Shop Plan of Reorganization by the Bankruptcy Court and the approval of the applicable antitrust authorities. Because of the nature of the bankruptcy process and the existence of a competing Plan of Reorganization for Big V, there can be no assurances that the Company will be successful in acquiring the nine stores.

NOTE 26.   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                        SUCCESSOR COMPANY
                                                                     ------------------------------------------------------
                                                                     13 WEEKS      13 WEEKS         13 WEEKS       13 WEEKS
                                                                     ENDED           ENDED            ENDED         ENDED
                                                                     MAY 5,        AUGUST 4,       NOVEMBER 3,   FEBRUARY 2,
                                                                       2001          2001             2001           2002
                                                                     ----------    ---------        ----------    ---------
FISCAL 2001                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales............................................................    $  977.2      $  997.7         $  985.9      $  1,002.5
Cost of goods sold...............................................      (704.5)       (720.6)          (711.3)         (719.2)
                                                                     ----------    ---------        ----------    -----------
Gross profit.....................................................       272.7         277.1            274.6           283.3
Selling, general and administrative expenses.....................      (227.9)       (232.3)          (231.0)         (229.2)
Amortization of excess reorganization value......................       (66.4)        (66.4)           (66.3)          (66.4)
Depreciation and amortization....................................       (18.8)        (19.9)           (18.4)          (19.6)
                                                                     ----------    ---------        ----------    -----------
Operating loss...................................................       (40.4)        (41.5)           (41.1)          (31.9)
Interest expense, net............................................       (17.6)        (16.2)           (16.0)          (15.5)
                                                                     ----------    ---------        ----------    -----------
Loss before income taxes and extraordinary item..................       (58.0)        (57.7)           (57.1)          (47.4)
Income tax provision.............................................        (3.4)         (3.5)            (3.7)           (7.9)
                                                                     ----------    ---------        ----------    -----------
Loss before extraordinary item...................................       (61.4)        (61.2)           (60.8)          (55.3)
Extraordinary item, net of tax (a)...............................           --            --               --           (3.3)
                                                                     ----------    ---------        ----------    -----------
Net loss.........................................................    $  (61.4)     $  (61.2)        $  (60.8)     $    (58.6)
                                                                     ==========    -========        -=========    ===========
Net loss per share - basic and diluted...........................    $  (2.05)     $  (2.04)        $  (2.03)     $    (1.95)
                                                                     ==========    -========        -=========    ===========


                                                                 PREDECESSOR COMPANY                    SUCCESSOR COMPANY
                                                       --------------------------------------       -------------------------
                                                          Q1            Q2                     Q3                      Q4
                                                       ----------    ----------    ----------------------------    ----------
                                                        13 WEEKS      13 WEEKS       7 WEEKS          6 WEEKS       14 WEEKS
                                                         ENDED         ENDED          ENDED            ENDED         ENDED
                                                       APRIL 29,      JULY 29,     SEPTEMBER 16,    OCTOBER 28,    FEBRUARY 3,
                                                          2000          2000           2000             2000         2001
                                                       ----------    ----------    ----------       -----------    ----------
FISCAL 2000                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales..............................................    $   919.2     $   929.6     $   499.4        $   437.7      $  1,056.0
Cost of goods sold.................................       (661.5)       (667.2)       (359.8)          (315.0)         (757.6)
                                                       ----------    ----------    ----------       -----------    -----------
Gross profit.......................................        257.7         262.4         139.6            122.7           298.4
Selling, general and administrative expenses.......       (212.6)       (215.6)       (121.5)           (99.5)         (239.8)
Depreciation and amortization......................        (19.1)        (19.8)         (9.1)            (8.7)          (17.1)
Reorganization income (expenses) (b)...............         (5.1)         (4.8)          9.0                --            7.4
Amortization of excess reorganization value........            --            --            --           (32.2)          (66.3)
                                                       ----------    ----------    ----------       -----------    -----------
Operating earnings (loss)..........................         20.9          22.2          18.0            (17.7)          (17.4)
Interest expense, net..............................        (42.1)        (45.7)        (11.3)            (8.8)          (18.9)
                                                       ----------    ----------    ----------       -----------    -----------
Earnings (loss) before income taxes and
  extraordinary item...............................        (21.2)        (23.5)          6.7            (26.5)          (36.3)
Income tax provision...............................         (0.1)            --            --            (2.5)          (12.2)
                                                       ----------    ----------    ----------       -----------    -----------
Earnings (loss) before extraordinary item..........        (21.3)        (23.5)          6.7            (29.0)          (48.5)
Extraordinary item, net of tax (a).................            --            --        313.7                --            --
                                                       ----------    ----------    ----------       -----------    -----------
Net earnings (loss)................................    $   (21.3)    $   (23.5)    $   320.4        $   (29.0)     $    (48.5)
                                                       ==========    ==========    ==========       ===========    ===========
Net loss per share - basic and diluted.............                                                 $   (0.97)     $    (1.62)
                                                                                                    ===========    ===========


-----------
(a) Refer to Note 19 of the consolidated financial statements.
(b) Refer to Note 22 of the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Pathmark Stores, Inc.

We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and subsidiaries (the "Company") as of February 2, 2002 and February 3, 2001 (Successor Company) and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the 52 weeks ended February 2, 2002, the 20 weeks ended February 3, 2001 (Successor Company), the 33 weeks ended September 16, 2000, and for the 52 weeks ended January 29, 2000 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Company completed its plan of reorganization and formally exited Chapter 11 on September 19, 2000. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "FINANCIAL REPORTING FOR ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 2, 2002 and February 3, 2001, and the results of its consolidated operations and its consolidated cash flows for the 52 weeks ended February 2, 2002 and the 20 weeks ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of its consolidated operations and its consolidated cash flows for the 33 weeks ended September 16, 2000, and the 52 weeks ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche  LLP
New York, New York

March 26, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  Directors of the Registrant

         Information concerning this item will be included in the registrant's 2002 Proxy Statement which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after February 2, 2002, and is incorporated herein by reference.

    (b)  Executive Officers of the Registrant

      Information concerning this item is included in this report under Item 4A, "Executive Officers of the Registrant."


ITEM 11.   EXECUTIVE COMPENSATION

    Information concerning this item will be included in the registrant's 2002 Proxy Statement which will be filed with the SEC within 120 days after February 2, 2002, and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning this item will be included in the registrant's 2002 Proxy Statement which will be filed with the SEC within 120 days after February 2, 2002, and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning this item will be included in the registrant's 2002 Proxy Statement which will be filed with the SEC within 120 days after February 2, 2002, and is incorporated herein by reference.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index on pages 57, 58 and 59 of this report.

    (b)  Financial Statement Schedules

         None required.

    (c)  Reports on Form 8-K

         On January 15, 2002, we filed a report on Form 8-K with the SEC announcing our intention to sell $200 million of senior subordinated notes due 2012 with the proceeds to be used to repay indebtedness. Our press release, dated January 11, 2002, was attached thereto as Exhibit 99.1

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2002                     PATHMARK STORES, INC.


                                       By          /s/ Frank G. Vitrano
                                          --------------------------------------
                                                    (FRANK G. VITRANO)
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER


                                       By        /s/ Joseph W. Adelhardt
                                          --------------------------------------
                                                  (JOSEPH W. ADELHARDT)
                                          SENIOR VICE PRESIDENT AND CONTROLLER,
                                                 CHIEF ACCOUNTING OFFICER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                       TITLE                           DATE
       ---------                       -----                           ----

  /s/ James L. Donald      Director, Chairman, President and        May 1, 2002
  -------------------      Chief Executive Officer
   (James L. Donald)       (Principal Executive Officer)

  /s/ Frank G. Vitrano     Director, Executive Vice President and   May 1, 2002
  --------------------     Chief Financial Officer
   (Frank G. Vitrano)      (Principal Financial Officer)

/s/ Joseph W. Adelhardt    Senior Vice President and Controller     May 1, 2002
-----------------------    (Principal Accounting Officer)
 (Joseph W. Adelhardt

 /s/ William J. Begley     Director*                                May 1, 2002
----------------------
  (William J. Begley)

/s/ Daniel H. Fitzgerald   Director*                                May 1, 2002
------------------------
 (Daniel H. Fitzgerald)

 /s/ Eugene M. Freedman    Director*                                May 1, 2002
-----------------------
  (Eugene M. Freedman)

  /s/ Robert G. Miller     Director*                                May 1, 2002
  --------------------
   (Robert G. Miller)

  /s/ Steven L. Volla      Director*                                May 1, 2002
  -------------------
   (Steven L. Volla)


*By:     /s/ Marc A. Strassler
         ---------------------
             Marc A. Strassler
             Attorney-in-Fact

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                          DOCUMENT NAME
  ------                          -------------

     2.1 Plan of Reorganization (incorporated by reference from the Registration Statement on Form S-1 of Pathmark Stores, Inc. (the "Company") as filed with the SEC on October 19, 2000, File No. 333-46882 (the "2000 Registration Statement")).

     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from the 2000 Registration Statement).

     3.2 Amended and Restated Bylaws of the Company (incorporated by reference from the 2000 Registration Statement).

     4.1 Indenture, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Association, Trustee (incorporated by reference from the Registration Statement of the Company as filed with the SEC on March 11, 2002, File No. 333-84102 (the "2002 S-4").

     4.2 First Supplemental Indenture, dated as of January 30, 2002 (incorporated by reference from the 2002 S-4).

     4.3 Registration Rights Agreement, dated as of January 29, 2002, among the Company the subsidiary guarantors named therein, Dresdner Kleinwort Wasserstein-Grantchester, Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. (incorporated by reference from the 2002 S-4).

     4.4        Form of exchange notes (incorporated by reference from the 2002
                S-4).

    10.1 Pathmark Stores, Inc. 2001 Executive Incentive Plan for Executive Officers, effective June 14, 2001 (incorporated by reference from the Company's Proxy Statement as filed with the SEC on May 4, 2001).

    10.2 Supermarkets General Corporation Savings Plan as amended through January 1, 1987 (incorporated by reference from the Registration Statement on Form S-1 of Holdings as filed with the SEC on September 2, 1987, File No. 33-16963).

    10.3 First Amended and Restated Supply Agreement among the Company, Plainbridge and C&S dated as of January 29, 1998 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

    10.4 Restated and Amended Employment Agreement dated as of March 29, 2001, between the Company and James Donald (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended May 5, 2001).

    10.5 Employment Agreement between the Company and Robert Joyce dated February 1, 1999 (incorporated by reference from the Solicitation/Recommendation Statement of Holdings on Form 14D-9 filed with the SEC on March 16, 1999).

    10.6 Employment Agreement between the Company and Eileen Scott dated February 1, 1999 (incorporated by reference from the Solicitation/Recommendation Statement of Holdings on Form 14D-9 filed with the SEC on March 16, 1999).

  EXHIBIT
  NUMBER                          DOCUMENT NAME
  ------                          -------------

    10.7 Employment Agreement between the Company and Frank Vitrano dated February 1, 1999 (incorporated by reference from the Holdings Solicitation/Recommendation Statement on Form 14D-9 filed with the SEC on March 16, 1999).

    10.8 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and James L. Donald (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 Annual Report")).

    10.9 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Robert Joyce (incorporated by reference from the 1999 Annual Report).

    10.10 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).

    10.11 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 1999 Annual Report).

    10.12 Supplemental Retirement Agreement dated March 1, 2000 between the Company and James Donald (incorporated by reference from the 1999 Annual Report).

    10.13 Supplemental Retirement Agreement dated March 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).

    10.14 Supplemental Retirement Agreement dated March 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 1999 Annual Report).

    10.15 Supplemental Retirement Agreement dated June 1,1994 between the Company and Robert Joyce (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the "1994 Annual Report")).

    10.16 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and James L. Donald (incorporated by reference from the 2000 Registration Statement).

    10.17 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Robert Joyce (incorporated by reference from the 2000 Registration Statement).

    10.18 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 2000 Registration Statement).

    10.19 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 2000 Registration Statement).

    10.20 2000 Employee Equity Plan, as amended and restated as of March 29, 2001 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended May 5, 2001 (the "10-Q")).

  EXHIBIT
  NUMBER                          DOCUMENT NAME
  ------                          -------------

    10.21 2000 Non-Employee Directors Equity Plan, as amended and restated as of March 29, 2001 (incorporated by reference from the 10-Q).

    10.22 Supplemental Retirement Agreement dated June 1, 1994 between the Company and Harvey Gutman (incorporated by reference from the 1994 Annual Report).

    10.23 Employment Agreement dated February 1, 1999 between the Company and Harvey Gutman (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 Annual Report")).

    10.24 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Harvey Gutman (incorporated by reference from the 2000 Annual Report).

    10.25 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2001 between the Company and Harvey Gutman (incorporated by reference from the 2000 Annual Report).

    10.26 Registration Rights Agreement (incorporated by reference from the 2000 Registration Statement).

    10.27 Warrant Agreement (incorporated by reference from the 2000 Registration Statement).

    10.28 Credit Agreement among the Company, Lenders party thereto and the Chase Manhattan Bank as Administrative Agent dated September 19, 2000 (incorporated by reference from the 2000 Registration Statement)

    10.29 Amendment No. 1 to the Credit Agreement among the Company, Lenders party thereto and JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank) as Administrative Agent, dated January 17, 2002 (incorporated by reference from the 2002 S-4).

   *12.1        Computation of Ratio of Earnings to Fixed Charges.

   *21          List of Subsidiaries

   *23.1        Consent of Deloitte & Touche LLP, independent auditors.

    24.1        Power of Attorney.

------------
* Filed herewith