Form 10-Q
period 2002-05-04
PATHMARK STORES INC
filed 2002-06-13
CIK 95585

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

FOR THE FISCAL QUARTER ENDED                              COMMISSION FILE NUMBER
       MAY 4, 2002                                                1-5287

                                -----------------
                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          22-2879612
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

         200 MILIK STREET
       CARTERET, NEW JERSEY                                        07008
 (Address of principal executive                                 (Zip Code)
             office)

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
                              -----                       -----
                         Yes    X                     No
                              -----                       -----

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              -----                       -----
                         Yes    X                     No
                              -----                       -----

   As of June 4, 2002, 30,071,192 shares of the Common Stock were outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              PATHMARK STORES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                13 WEEKS ENDED
                                                            ----------------------
                                                              MAY 4,      MAY 5,
                                                               2002        2001
                                                            ---------    ---------
Sales .................................................     $   976.8    $   977.2

Cost of goods sold ....................................        (701.4)      (704.5)
                                                            ---------    ---------
Gross profit ..........................................         275.4        272.7

Selling, general and administrative expenses ..........        (233.9)      (227.9)

Depreciation and amortization .........................         (20.7)       (18.8)

Amortization of goodwill ..............................          --          (66.4)
                                                            ---------    ---------
Operating earnings (loss) .............................          20.8        (40.4)

Interest expense, net .................................         (16.3)       (17.6)
                                                            ---------    ---------
Earnings (loss) before income taxes ...................           4.5        (58.0)

Income tax provision ..................................          (1.7)        (3.4)
                                                            ---------    ---------
Net earnings (loss) ...................................     $     2.8    $   (61.4)
                                                            =========    =========
Weighted average number of shares outstanding - basic .          30.1         30.0
                                                            =========    =========
Weighted average number of shares outstanding - diluted          31.1         30.0
                                                            =========    =========
Net earnings (loss) per share - basic .................     $    0.09    $   (2.05)
                                                            =========    =========
Net earnings (loss) per share - diluted ...............     $    0.09    $   (2.05)
                                                            =========    =========


           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                              MAY 4,      FEBRUARY 2,
                                                               2002          2002
                                                            ----------    ----------
ASSETS

Current assets

  Cash and cash equivalents ...........................     $     16.8    $     24.6

  Accounts receivable, net ............................           20.2          21.9

  Merchandise inventories .............................          200.3         185.7

  Due from suppliers ..................................           67.9          69.2

  Other current assets ................................           39.8          41.5
                                                            ----------    ----------
    Total current assets ..............................          345.0         342.9

Property and equipment, net ...........................          578.0         572.4

Goodwill ..............................................          434.0         434.0

Other noncurrent assets ...............................          149.5         146.2
                                                            ----------    ----------
Total assets ..........................................     $  1,506.5    $  1,495.5
                                                            ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable ....................................     $    102.3    $     94.2

  Current maturities of long-term debt ................            1.4           7.9

  Current portion of lease obligations ................           17.9          18.3

  Accrued expenses and other current liabilities ......          161.7         154.1
                                                            ----------    ----------
    Total current liabilities .........................          283.3         274.5

Long-term debt ........................................          443.7         440.6

Long-term lease obligations ...........................          171.8         172.8

Deferred income taxes .................................           93.2          92.8

Other noncurrent liabilities ..........................          165.8         170.4

Stockholders' equity

  Preferred stock .....................................           --            --

    Authorized: 5,000,000 shares; no shares issued

  Common stock, par value $0.01 per share .............            0.3           0.3

    Authorized: 100,000,000 shares; issued: 30,099,510
      shares at May 4, 2002 and at February 2, 2002

  Common stock warrants ...............................           60.0          60.0

  Paid-in capital .....................................          607.9         607.0

  Accumulated deficit .................................         (316.7)       (319.5)

  Accumulated other comprehensive loss ................           (2.1)         (2.2)

  Treasury stock, at cost: 28,818 shares at May 4, 2002
   and 45,303 shares at February 2, 2002 ..............           (0.7)         (1.2)
                                                            ----------    ----------
    Total stockholders' equity ........................          348.7         344.4
                                                            ----------    ----------
Total liabilities and stockholders' equity ............     $  1,506.5    $  1,495.5
                                                            ==========    ==========

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                         13 WEEKS ENDED
                                                                       ------------------
                                                                        MAY 4,     MAY 5,
                                                                         2002       2001
                                                                       -------    -------
Operating Activities

  Net earnings (loss) ............................................     $   2.8    $ (61.4)

  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

     Depreciation and amortization ...............................        20.7       18.8

     Amortization of goodwill ....................................        --         66.4

     Amortization of deferred financing costs ....................         0.5        0.6

     Deferred income tax provision ...............................         0.4        3.1

     Cash provided by (used for) operating assets and liabilities:

       Accounts receivable .......................................         1.7       (0.5)

       Merchandise inventories ...................................       (14.6)     (16.5)

       Due from suppliers ........................................         1.3        5.0

       Other current assets ......................................         1.7       (1.5)

       Other noncurrent assets ...................................        (3.4)      (1.3)

       Accounts payable ..........................................         8.1        9.8

       Accrued interest payable ..................................         4.3       (2.6)

       Accrued expenses and other current liabilities ............         3.3       (6.5)

       Other noncurrent liabilities ..............................        (3.3)      (4.9)
                                                                       -------    -------
        Cash provided by operating activities ....................        23.5        8.5
                                                                       -------    -------

Investing Activities

  Property and equipment expenditures, including technology
    investments ..................................................       (24.2)     (31.6)
                                                                       -------    -------
        Cash used for investing activities .......................       (24.2)     (31.6)
                                                                       -------    -------

Financing Activities

  Borrowings under the working capital facility ..................         3.4       --

  Exercise of stock options ......................................         0.2       --

  Repayment of the term loan .....................................        (0.2)      (1.8)

  Repayment of industrial revenue bonds ..........................        (6.4)      --

  Repayment of other debt ........................................        (0.2)      (0.2)

  Decrease in capital lease obligations ..........................        (3.9)      (3.7)
                                                                       -------    -------
        Cash used for financing activities .......................        (7.1)      (5.7)
                                                                       -------    -------

Decrease in cash and cash equivalents ............................        (7.8)     (28.8)

Cash and cash equivalents at beginning of period .................        24.6       84.6
                                                                       -------    -------
Cash and cash equivalents at end of period .......................     $  16.8    $  55.8
                                                                       =======    =======

Supplemental Disclosures of Cash Flow Information

  Interest paid ..................................................     $  11.6    $  20.4
                                                                       =======    =======
  Income taxes paid ..............................................     $   1.9    $   0.1
                                                                       =======    =======

Noncash Investing and Financing Activities

  Capital lease obligations ......................................     $   2.7    $  --
                                                                       =======    =======

           See notes to consolidated financial statements (unaudited).

                              PATHMARK STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS. The Company operated 142 supermarkets as of May 4, 2002, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

   BASIS OF PRESENTATION. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated February 2, 2002.

   PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated in consolidation.

   NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 effective in the first quarter of fiscal 2002. Based on an independent evaluation of its fair value, the Company concluded that there is no impairment of its goodwill.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are required to be adopted effective with the Company's first quarter of fiscal year 2003. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 effective in the first quarter of fiscal 2002. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations.

   In November 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-09 codifies and reconciles the consensuses on all or specific issues of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. The Company adopted EITF Issue No. 01-09 effective in the first quarter of fiscal 2002. The adoption of EITF Issue No. 01-09 did not have an impact on the Company's financial position or results of operations.

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 2.   NET EARNINGS (LOSS) PER SHARE

   The following table represents the computation of net earnings (loss) per share - basic and diluted:


                                                                 13 WEEKS ENDED
                                                               -----------------

(IN MILLIONS, EXCEPT PER SHARE DATA)                            MAY 4,   MAY 5,
                                                                 2002     2001
                                                               -------   -------
Basis EPS computation:

Net earnings (loss) applicable to common shares............    $   2.8   $ (61.4)
                                                               =======   =======
Average number of shares outstanding - basic...............       30.1      30.0
                                                               =======   =======
Net earnings (loss) per share - basic......................    $  0.09   $ (2.05)
                                                               =======   =======


Diluted EPS computation:

Net earnings (loss) applicable to common shares............    $   2.8   $ (61.4)
                                                               =======   =======
Average number of shares outstanding - basic...............       30.1      30.0

Effect of dilutive stock options and warrants..............        1.0       --
                                                               -------   -------
Average number of shares outstanding - diluted.............       31.1      30.0
                                                               =======   =======
Net earnings (loss) per share - diluted....................    $  0.09   $ (2.05)
                                                               =======   =======


NOTE 3.   CASH AND CASH EQUIVALENTS

   Cash and cash equivalents are comprised of the following (in millions):

                                                                MAY 4, FEBRUARY 2,
                                                                 2002     2002
                                                               -------   -------
Cash.......................................................    $  16.8   $  11.7

Cash equivalents...........................................        --       12.9
                                                               -------   -------
Cash and cash equivalents..................................    $  16.8   $  24.6
                                                               =======   =======


NOTE 4.   LONG-TERM DEBT

   Long-term debt is comprised of the following (in millions):

                                                                MAY 4,  FEBRUARY 2,
                                                                 2002      2002
                                                               -------   -------
Term loan..................................................    $ 217.8   $ 218.0

Working capital facility...................................        3.4      --

Senior subordinated notes..................................      200.0     200.0

Industrial revenue bonds...................................        1.6       8.0

Mortgages..................................................       22.1      22.2

Other debt.................................................        0.2       0.3
                                                               -------   -------
Total debt.................................................      445.1     448.5

Less: current maturities...................................       (1.4)     (7.9)
                                                               -------   -------
Long-term portion..........................................    $ 443.7   $ 440.6
                                                               =======   =======


   SENIOR SUBORDINATED NOTES. On January 29, 2002, the Company issued $200.0 million aggregate principal amount of unregistered 8 3/4% Senior Subordinated Notes due 2012 ("Senior Subordinated Notes"), which pay cash interest on a semiannual basis. The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. The Company is in compliance with such covenants as of May 4, 2002. The proceeds from the issuance of the Senior Subordinated Notes were used to repay a portion of the Company's outstanding loans under the Company's bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of the Company's outstanding industrial

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 4. LONG-TERM DEBT - (CONTINUED)

revenue bonds. During the first quarter, the Company completed an exchange offer pursuant to which all of the Senior Subordinated Notes were exchanged for $200 million aggregate principal amount of the Company's registered 8 3/4% Senior Subordinated Notes, due 2012, (referred to as the Exchange Notes). The Exchange Notes are governed by the indenture and supplemental indenture relating to the Senior Subordinated Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Subordinated Notes, except that the Exchange Notes have been registered under the Securities Act of 1933, and therefore contain no restrictive legends.

   CREDIT FACILITY. On September 19, 2000, the Company entered into a credit agreement with a group of lenders led by JPMorgan Chase Bank. The bank credit facility initially consisted of (a) term loans in an aggregate principal amount of $425.0 million (consisting of $125.0 million in Term Loan A and $300.0 million in Term Loan B) and (b) a $175.0 million revolving working capital facility (including a maximum of $125.0 million in letters of credit). After giving effect to the prepayment of indebtedness with the proceeds of the offering of the Senior Subordinated Notes, the Company had no indebtedness under Term Loan A and $217.8 million under Term Loan B. The weighted average interest rate in effect on all borrowings under the term loan was 7.7% during the first quarter of fiscal 2002.

   Borrowings under the bank credit facility bear interest at floating rates equal to LIBOR plus an applicable margin, depending on the total debt to consolidated EBITDA ratio. The Company is required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. As of May 4, 2002, borrowings under the working capital facility were $3.4 million and $40.2 million in letters of credit were outstanding.

   All of the obligations under the bank credit facility are guaranteed by the Company's domestic subsidiaries that are not special purpose vehicles organized for the purpose and are engaged solely in the business of owning or leasing real property or equipment. The obligations under the bank credit facility and those of the subsidiaries guaranteeing the bank credit facility are secured by substantially all of the Company's tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

   The bank credit facility requires the Company to meet certain financial tests including, without limitation, a maximum total debt to consolidated EBITDA ratio, a minimum interest and rental expense coverage ratio and a minimum consolidated EBITDA. In addition, the bank credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, issuance of cash-pay preferred stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, dividends or prepayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements. The bank credit facility contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. The Company is in compliance with such covenants as of May 4, 2002.

   The Senior Subordinated Notes restricts and the bank credit facility prohibits the payment of cash dividends.

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 5. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND COMPREHENSIVE EARNINGS

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

   As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10% and a floor with a strike of 8.39%, on a notional amount of $150 million of its term loan. At inception, the derivative was designated, and continues to qualify, as a highly-effective cash-flow hedge of the Company's forecasted variable interest rate payments due on the term loan. The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at fair value, included in accrued expenses and other current liabilities, with the related unrealized loss on this cash-flow hedge, net of tax, recorded in accumulated other comprehensive loss ("AOCL"). The fair value of the derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle for in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

   The Company does not expect any amount currently recorded in AOCL to be recognized in the statement of operations in fiscal 2002.

   The impact of this cash-flow hedge during the first quarter of fiscal 2002 is as follows (in millions):


                                                                MAY 4,
                                                                2002
                                                               -------
Net earnings................................................   $   2.8
Other comprehensive earnings:
  Unrealized gain on cash-flow hedge of $0.2 million, net of
   an income tax provision of $0.1 million.....................    0.1
                                                               -------
Total comprehensive earnings................................   $   2.9
                                                               =======


NOTE 6. INTEREST EXPENSE, NET

   Interest expense, net is comprised of the following (in millions):


                                                                 13 WEEKS ENDED
                                                               -----------------
                                                                MAY 4,    MAY 5,
                                                                 2002      2001
                                                               -------   -------
Term loan...................................................   $   4.2   $   9.9
Working capital facility....................................       0.2       --
Senior subordinated notes...................................       4.4       --
Amortization of deferred financing costs....................       0.5       0.6
Lease obligations...........................................       5.1       5.2
Mortgages...................................................       0.4       0.4
Interest income.............................................       --       (0.8)
Other.......................................................       1.5       2.3
                                                               -------   -------
Interest expense, net.......................................   $  16.3   $  17.6
                                                               =======   =======

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 7. COMMON STOCK

   As of May 4, 2002 and February 2, 2002, there were 100,000,000 shares authorized of $0.01 par value common stock. The following table summarizes the change in the number of shares of common stock during the first quarter of fiscal 2002.


                                                                COMMON STOCK
                                                     ----------------------------------
                                                                 TREASURY       NET
                                                      ISSUED      STOCK     OUTSTANDING
                                                     ---------- ----------  -----------

Balance, February 2, 2002..........................  30,099,510    (45,303)  30,054,207

Stock options exercised............................          --     16,485       16,485
                                                     ---------- ----------   ----------

Balance, May 4, 2002...............................  30,099,510    (28,818)  30,070,692
                                                     ========== ==========   ==========


NOTE 8. CONSOLIDATING FINANCIAL INFORMATION

   The following represents the consolidating financial statements of Pathmark and its wholly-owned guarantor and nonguarantor subsidiaries. The guarantor subsidiaries are comprised of six wholly-owned entities, including Pathmark's distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The nonguarantor subsidiaries are comprised of four special-purpose wholly-owned entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.


                                                                                   NON-
                                                                  GUARANTOR      GUARANTOR     INTERCOMPANY  CONSOLIDATED
                                                    PATHMARK     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                    --------     ------------   ------------   ------------  ------------
                                                                               (IN MILLIONS)
CONSOLIDATING STATEMENTS OF OPERATIONS:

FOR THE 13 WEEKS ENDED MAY 4, 2002

Sales ......................................        $  976.8       $  607.0       $ --         $ (607.0)      $  976.8

Cost of goods sold .........................          (701.6)        (606.8)        --            607.0         (701.4)
                                                    --------       --------       ------       --------       --------
Gross profit ...............................           275.2            0.2         --             --            275.4

Selling, general and administrative expenses          (236.0)           1.3          0.8           --           (233.9)

Depreciation and amortization ..............           (18.6)          (1.7)        (0.4)          --            (20.7)
                                                    --------       --------       ------       --------       --------
Operating earnings (loss) ..................            20.6           (0.2)         0.4           --             20.8

Interest expense, net ......................           (15.6)          (0.3)        (0.4)          --            (16.3)
                                                    --------       --------       ------       --------       --------
Earnings (loss) before income taxes ........             5.0           (0.5)        --             --              4.5

Income tax provision .......................            (1.7)          --           --             --             (1.7)
                                                    --------       --------       ------       --------       --------
Net earnings (loss) ........................        $    3.3       $   (0.5)      $ --         $   --         $    2.8
                                                    ========       ========       ======       ========       ========


FOR THE 13 WEEKS ENDED MAY 5, 2001

Sales ......................................        $  977.2       $  582.4       $ --         $ (582.4)      $  977.2

Cost of goods sold .........................          (705.7)        (581.2)        --            582.4         (704.5)
                                                    --------       --------       ------       --------       --------
Gross profit ...............................           271.5            1.2         --             --            272.7

Selling, general and administrative expenses          (230.3)           1.5          0.9           --           (227.9)

Depreciation and amortization ..............           (16.7)          (1.7)        (0.4)          --            (18.8)

Amortization of goodwill ...................           (66.4)          --           --             --            (66.4)
                                                    --------       --------       ------       --------       --------
Operating earnings (loss) ..................           (41.9)           1.0          0.5           --            (40.4)

Interest expense, net ......................           (16.1)          (1.1)        (0.4)          --            (17.6)
                                                    --------       --------       ------       --------       --------
Earnings (loss) before income taxes ........           (58.0)          (0.1)         0.1           --            (58.0)

Income tax provision .......................            (3.3)          (0.1)        --             --             (3.4)
                                                    --------       --------       ------       --------       --------
Net earnings (loss) ........................        $  (61.3)      $   (0.2)      $  0.1       $   --         $  (61.4)
                                                    ========       ========       ======       ========       ========

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 8.   CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)


                                                                                  NON-
                                                                GUARANTOR      GUARANTOR   INTERCOMPANY  CONSOLIDATED
                                                    PATHMARK   SUBSIDIARIES   SUBSIDIARIES ELIMINATIONS     TOTAL
                                                    --------   ------------   ------------ ------------  ------------
                                                                             (IN MILLIONS)
CONSOLIDATING BALANCE SHEETS:

AS OF  MAY 4, 2002

Merchandise inventories ..................        $    170.0      $  30.3      $  --        $ --         $    200.3

Other current assets .....................             141.3          2.9          0.5        --              144.7
                                                  ----------      -------      -------      ------       ----------

Total current assets .....................             311.3         33.2          0.5        --              345.0

Property and equipment, net ..............             485.0         61.7         31.3        --              578.0

Goodwill .................................             434.0         --           --          --              434.0

Other noncurrent assets ..................             149.3         --            0.8        (0.6)           149.5
                                                  ----------      -------      -------      ------       ----------
Total assets .............................        $  1,379.6      $  94.9      $  32.6      $ (0.6)      $  1,506.5
                                                  ==========      =======      =======      ======       ==========


Accounts payable .........................        $     90.7      $  11.6      $  --        $ --         $    102.3

Other current liabilities ................             174.7          5.5          0.8        --              181.0
                                                  ----------      -------      -------      ------       ----------
Total current liabilities ................             265.4         17.1          0.8        --              283.3

Long-term debt ...........................             422.0         --           21.7        --              443.7

Long-term lease obligations ..............             163.9          7.9         --          --              171.8

Other noncurrent liabilities .............             229.3         30.3         --          (0.6)           259.0

Stockholders' equity .....................             299.0         39.6         10.1        --              348.7
                                                  ----------      -------      -------      ------       ----------
Total liabilities and stockholders' equity        $  1,379.6      $  94.9      $  32.6      $ (0.6)      $  1,506.5
                                                  ==========      =======      =======      ======       ==========


AS OF FEBRUARY 2, 2002

Merchandise inventories ..................        $    159.9      $  25.8      $  --        $ --         $    185.7

Other current assets .....................             153.1          3.6          0.5        --              157.2
                                                  ----------      -------      -------      ------       ----------
Total current assets .....................             313.0         29.4          0.5        --              342.9

Property and equipment, net ..............             478.7         62.4         31.3        --              572.4

Goodwill .................................             434.0         --           --          --              434.0

Other noncurrent assets ..................             149.0         --            0.8        (3.6)           146.2
                                                  ----------      -------      -------      ------       ----------
Total assets .............................        $  1,374.7      $  91.8      $  32.6      $ (3.6)      $  1,495.5
                                                  ==========      =======      =======      ======       ==========


Accounts payable .........................        $     90.7      $   3.5      $  --        $ --         $     94.2

Other current liabilities ................             174.0          5.5          0.8        --              180.3
                                                  ----------      -------      -------      ------       ----------
Total current liabilities ................             264.7          9.0          0.8        --              274.5

Long-term debt ...........................             418.8         --           21.8        --              440.6

Long-term lease obligations ..............             164.3          8.5         --          --              172.8

Other noncurrent liabilities .............             231.0         35.8         --          (3.6)           263.2

Stockholders' equity .....................             295.9         38.5         10.0        --              344.4
                                                  ----------      -------      -------      ------       ----------
Total liabilities and stockholders' equity        $  1,374.7      $  91.8      $  32.6      $ (3.6)      $  1,495.5
                                                  ==========      =======      =======      ======       ==========

                              PATHMARK STORES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 8.   CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)


                                                                                     NON-
                                                                    GUARANTOR      GUARANTOR     INTERCOMPANY  CONSOLIDATED
                                                        PATHMARK   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                        --------   ------------   ------------   ------------  ------------
                                                                                 (IN MILLIONS)
CONSOLIDATING CASH FLOW STATEMENTS:

FOR THE 13 WEEKS ENDED MAY 4, 2002

Operating Activities

Cash provided by operating activities ...........        $  21.0       $   1.5       $  1.0       $        --        $  23.5
                                                         -------       -------       ------       -----------        -------

Investing Activities

   Property and equipment expenditures, including
    technology investments ......................          (22.8)         (0.9)        (0.5)               --          (24.2)
                                                         -------       -------       ------       -----------        -------
Cash used for investing activities ..............          (22.8)         (0.9)        (1.9)               --          (24.2)
                                                         -------       -------       ------       -----------        -------

Financing Activities

   Borrowings under the working capital facility             3.4          --           --                  --            3.4

   Exercise of stock options ....................            0.2          --           --                  --            0.2

   Repayment of the term loan ...................           (0.2)         --           --                  --           (0.2)

   Repayment of industrial revenue bonds ........           (6.4)         --           --                  --           (6.4)

   Repayment of other debt ......................           (0.1)         --           (0.1)               --           (0.2)

   Decrease in capital lease obligations ........           (3.3)         (0.6)        --                  --           (3.9)

   Intercompany equity transactions .............            0.4          --           (0.4)               --           --
                                                         -------       -------       ------       -----------        -------
Cash used for financing activities ..............           (6.0)         (0.6)        (0.5)               --           (7.1)
                                                         -------       -------       ------       -----------        -------

Decrease in cash and cash equivalents ...........           (7.8)         --           --                  --           (7.8)

Cash and cash equivalents at beginning of period            24.6          --           --                  --           24.6
                                                         -------       -------       ------       -----------        -------
Cash and cash equivalents at end of period ......        $  16.8       $  --         $ --         $        --        $  16.8
                                                         =======       =======       ======       ===========        =======


FOR THE 13 WEEKS ENDED MAY 5, 2001

Operating Activities

Cash provided by operating activities ...........        $   6.5       $   1.4       $  0.6       $        --        $   8.5
                                                         -------       -------       ------       -----------        -------

Investing Activities

   Property and equipment expenditures, including
    technology investments ......................          (31.4)         (0.2)        --                  --          (31.6)
                                                         -------       -------       ------       -----------        -------
Cash used for investing activities ..............          (31.4)         (0.2)        --                  --          (31.6)
                                                         -------       -------       ------       -----------        -------

Financing Activities

   Repayment of the term loan ...................           (1.8)         --           --                  --           (1.8)

   Repayment of other debt ......................           (0.2)         --           --                  --           (0.2)

   Decrease in capital lease obligations ........           (3.0)         (0.7)        --                  --           (3.7)

   Intercompany equity transactions .............           18.6         (18.0)        (0.6)               --           --
                                                         -------       -------       ------       -----------        -------
Cash provided by (used for) financing activities            13.6         (18.7)        (0.6)               --           (5.7)
                                                         -------       -------       ------       -----------        -------

Decrease in cash and cash equivalents ...........          (11.3)        (17.5)        --                  --          (28.8)

Cash and cash equivalents at beginning of period            38.5          45.8          0.3                --           84.6
                                                         -------       -------       ------       -----------        -------
Cash and cash equivalents at end of period ......        $  27.2       $  28.3       $  0.3       $        --        $  55.8
                                                         =======       =======       ======       ===========        =======

                              PATHMARK STORES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated statements of operations data (in millions):


                                                                       13 WEEKS ENDED
                                                    ----------------------------------------------------
                                                          MAY 4, 2002                    MAY 5, 2001
                                                    ----------------------        ----------------------
                                                     AMOUNT           %            AMOUNT           %
                                                    --------       -------        --------       -------
Sales ......................................        $  976.8         100.0%       $  977.2         100.0%
                                                    ========       =======        ========       =======

Gross profit ...............................        $  275.4          28.2%       $  272.7          27.9%

Selling, general and administrative expenses          (233.9)        (23.9)         (227.9)        (23.3)

Depreciation and amortization ..............           (20.7)         (2.2)          (18.8)         (1.9)

Amortization of goodwill ...................            --            --             (66.4)         (6.8)
                                                    --------       -------        --------       -------
Operating earnings (loss) ..................            20.8           2.1           (40.4)         (4.1)

Interest expense, net ......................           (16.3)         (1.7)          (17.6)         (1.8)
                                                    --------       -------        --------       -------
Earnings (loss) before income taxes ........             4.5           0.4           (58.0)         (5.9)

Income tax provision .......................            (1.7)         (0.1)           (3.4)         (0.4)
                                                    --------       -------        --------       -------
Net earnings (loss) ........................        $    2.8           0.3%       $  (61.4)         (6.3)%
                                                    ========       =======        ========       =======


   SALES. Sales in the first quarter of fiscal 2002 were $976.8 million compared to $977.2 million in fiscal 2001. The sales decrease in the first quarter of fiscal 2002 was due to lower same store sales, which includes replacement stores and enlargements, of 1.2% and closed stores, partially offset by new store sales. We believe sales were negatively impacted by the weaker economic conditions in our region and an increase in promotional activity late in the quarter in selected markets within our trade area. The Company operated 142 and 143 supermarkets at the end of the first quarters of fiscal 2002 and fiscal 2001, respectively.

   GROSS PROFIT. Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the first quarter of fiscal 2002 was $275.4 million or 28.2% of sales compared to $272.7 million or 27.9% of sales in fiscal 2001. The increase in gross profit dollars and percentages in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was primarily due to higher vendor allowances and rebates, partially offset by higher shrink.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A in the first quarter of fiscal 2002 increased $6.0 million compared to fiscal 2001. The increase in SG&A in the first quarter of fiscal 2002 was primarily due to higher labor and labor-related expenses, including a charge of $2.0 million related to a labor buyout program, as well as higher medical costs, partially offset by lower preopening and administrative expenses. SG&A in the first quarter of fiscal 2001 is net of income of $1.3 million resulting from the partial settlement of a lawsuit related to manufacturer price fixing of prescription drugs. As a percentage of sales, SG&A was 23.9% in the first quarter of fiscal 2002 compared to 23.3% in the first quarter of fiscal 2001.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $20.7 million in fiscal 2002 was $1.9 million higher than the $18.8 million in fiscal 2001. The increase in depreciation and amortization expense in fiscal 2002 compared to fiscal 2001 was primarily due to the impact of our stepped up capital program and technology initiatives.

   AMORTIZATION OF GOODWILL. Amortization expense in the first quarter of fiscal 2001 was $66.4 million. The Company no longer amortizes goodwill but rather evaluates it at least annually for impairment. During the first quarter of fiscal 2002, based on an independent evaluation of its fair value, the Company concluded that there is no impairment of its goodwill.

                              PATHMARK STORES, INC.


   OPERATING EARNINGS (LOSS). Operating earnings in the first quarter of fiscal 2002 were $20.8 million compared to an operating loss of $40.4 million in fiscal 2001. The increase in operating earnings in the first quarter of fiscal 2002 compared to fiscal 2001 was primarily due to the elimination of the amortization of goodwill of $66.4 million in the first quarter of fiscal 2002.

   INTEREST EXPENSE, NET. Interest expense was $16.3 million in the first quarter of fiscal 2002 compared to $17.6 million in fiscal 2001. The decrease in interest expense in the first quarter of fiscal 2002 compared to fiscal 2001 was primarily due to lower interest rates.

    INCOME TAX PROVISION. The income tax provision of $1.7 million in the first quarter of fiscal 2002 was based on an effective income tax rate of 37.0% expected to be applicable for the full fiscal year. The income tax provision of $3.4 million in the first quarter of fiscal 2001 was based on an effective income tax rate of 40.3% for the full fiscal year, excluding the nondeductible amortization of goodwill. The reduction in the effective tax rate in the first quarter of fiscal 2002 was primarily due to lower state income taxes. The state of New Jersey is currently proposing substantial increases to business taxes. The impact on the Company's earnings is uncertain until and if the proposals are enacted; therefore the Company has not reflected those potential changes in its current state tax provision.

    SUMMARY OF OPERATIONS. The Company's net earnings in the first quarter of fiscal 2002 was $2.8 million compared to a net loss of $61.4 million in fiscal 2001. The net earnings in the first quarter of fiscal 2002 compared to the net loss in fiscal 2001 was primarily due to the elimination of the amortization of goodwill of $66.4 million in the first quarter of fiscal 2002.

    EBITDA. EBITDA represents earnings from operations before interest, income taxes, depreciation, amortization, the gain (loss) on sale of real estate and the LIFO charge (credit). While EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, it should not be construed as an alternative to, or a better indicator of, operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. Our measurement of EBITDA, as presented below (in millions), may not be comparable to similarly titled measures reported by other companies:


                                                             13 WEEKS ENDED
                                                         ------------------------
                                                         MAY 4,           MAY 5,
                                                          2002             2001
                                                         -------          -------
Net earnings (loss) .........................            $   2.8          $ (61.4)

Adjustments to calculate EBITDA:

  Interest expense, net .....................               16.3             17.6

  Income tax provision ......................                1.7              3.4

  Depreciation and amortization .............               20.7             18.8

  Amortization of goodwill ..................               --               66.4

  LIFO charge ...............................                0.5              0.4
                                                         -------          -------
EBITDA ......................................            $  42.0          $  45.2
                                                         =======          =======

                              PATHMARK STORES, INC.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS. The following table sets forth certain consolidated statements of cash flow data (in millions):


                                                              13 WEEKS ENDED
                                                       ----------------------------
                                                         MAY 4,            MAY 5,
                                                          2002              2001
                                                       ----------        ----------
Cash provided by (used for):

   Operating activities ..................             $  23.5            $   8.5

   Investing activities ..................               (24.2)             (31.6)

  Financing activities ...................                (7.1)              (5.7)


   Cash provided by operating activities was $23.5 million in the first quarter of fiscal 2002 compared to $8.5 million in fiscal 2001. The increase in cash provided by operating activities was primarily due to the reduction in cash interest paid in the first quarter of fiscal 2002 and the increase in cash generated from operating assets and liabilities. Cash used for investing activities was $24.2 million in the first quarter of fiscal 2002 compared to $31.6 million in fiscal 2001. The decrease in cash used for investing activities was primarily due to a decrease in expenditures for property and equipment; the first quarter of fiscal 2001 included the purchase of six former Grand Union stores. Cash used for financing activities was $7.1 million in the first quarter of fiscal 2002 compared to $5.7 million in fiscal 2001. The increase in cash used for financing activities was primarily due to the repayment of two industrial revenue bonds, partially offset by borrowings under the working capital facility and reduced repayment of the term loan.

   DEBT SERVICE AND LIQUIDITY. On January 29, 2002, we issued $200.0 million aggregate principal amount of unregistered 8.75% Senior Subordinated Notes, which pay cash interest on a semiannual basis, with the first payment due on August 1, 2002. The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. The proceeds from the issuance of the Senior Subordinated Notes were used to repay a portion of our outstanding loans under our bank credit facility and to repay in the first quarter of fiscal 2002 a portion of our outstanding industrial revenue bonds. We completed an exchange offer pursuant to which all of the Senior Subordinated Notes were exchanged for $200 million aggregate principal amount of our registered 8 3/4% Senior Subordinated Notes, due 2012, (referred to as the Exchange Notes). The Exchange Notes are governed by the indenture and supplemental indenture relating to the Senior Subordinated Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Subordinated Notes, except that the Exchange Notes have been registered under the Securities Act of 1933, and therefore contain no restrictive legends.

   On September 19, 2000, we entered into a credit agreement, which included a $425.0 million term loan consisting of $125.0 million of Term Loan A and $300.0 million of Term Loan B and a $175.0 million working capital facility (the "Credit Agreement"). We used a portion of the net proceeds of the offering of the Senior Subordinated Notes to prepay all of our outstanding indebtedness of $112.5 million under Term Loan A and to prepay $80.5 million of our indebtedness under Term Loan B. Amounts borrowed under the Credit Agreement bear interest at floating rates, ranging from LIBOR plus 3% on the working capital facility to LIBOR plus 4% on Term Loan B. We are required to repay a portion of our borrowing under Term Loan B quarterly, so as to retire such indebtedness in its entirety by July 15, 2007.

   The amount of Term Loan B principal payments required each year as of May 4, 2002 are as follows (in millions):

                                                                      PRINCIPAL
FISCAL YEARS                                                          PAYMENTS
------------                                                          ---------
2002................................................................    $  0.5
2003................................................................       0.7
2004................................................................       0.7
2005................................................................      54.2
2006................................................................     107.7
2007................................................................      54.0
                                                                      ----------
Total...............................................................    $217.8
                                                                      ==========

   Under the working capital facility, which expires on July 15, 2005, we can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. As of May 4, 2002, borrowings under the working capital facility were $3.4 million. There were no borrowings under the working capital facility as of June 4, 2002. Letters of credit of $40.2 million and $41.3 million were outstanding as of May 4, 2002 and June 4, 2002, respectively.

                              PATHMARK STORES, INC.


   Borrowings under the Credit Agreement are secured by substantially all of our assets, other than certain specific assets secured by third-party mortgages. The Credit Agreement contains certain covenants and other terms. We were in compliance with all of these covenants as of May 4, 2002, and, based on management's operating projections for fiscal 2002, we believe that we will continue to be in compliance with such covenants. We were also in compliance with all covenants contained in the indentures relating to the terms of the Exchange Notes. There are no credit agency ratings-related triggers in either our Credit Agreement or in the indenture relating to the Exchange Notes that would impact the cost of borrowings, annual amortization of principal or related debt maturities.

   The Senior Subordinated Notes restricts, and the Credit Agreement prohibits, the payment of cash dividends.

   MARKET RISK. Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. As part of our overall strategy to manage the level of exposure to interest rate risk, in July 2001, we entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10% and a floor with a strike of 8.39%, on a notional amount of $150 million of our term loan. Variable rate debt outstanding under our term loan was $217.8 million on May 4, 2002. As of May 4, 2002, the weighted average interest rate in effect on all borrowings under our term loan, including the impact of the zero-cost collar on $150 million of our term loan, was 7.7%. A 1% change in interest rates applied to the $67.8 million balance of floating-rate term loan debt would affect pre-tax annual results of operations by approximately $0.7 million. We also have $200.0 million of Exchange Notes outstanding on May 4, 2002, which bear interest payable semi-annually at a fixed rate of 8.75%, and are therefore not subject to risk from interest rate fluctuations.

   The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

   CAPITAL EXPENDITURES. Capital expenditures in the first quarter of fiscal 2002, including property acquired under capital leases and technology investments, were $26.9 million compared to $31.6 million in fiscal 2001. During the first quarter of fiscal 2002, we opened one new store and renovated five stores. During the remaining three quarters of fiscal 2002, we expect to open five additional stores, including two replacement stores, and complete eight store renovations. Capital expenditures for fiscal 2002, including property to be acquired under capital leases and technology investments, are anticipated to be approximately $125 million.

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


CRITICAL ACCOUNTING POLICIES

   Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended February 2, 2002 are those that depend most heavily on these judgments and estimates. As of May 4, 2002, there have been no material changes to any of the critical accounting policies contained therein.

                              PATHMARK STORES, INC.


NEW ACCOUNTING PRONOUNCEMENTS

   NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 effective in the first quarter of fiscal 2002. Based on an independent evaluation of its fair value, the Company concluded that there is no impairment of its goodwill.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are required to be adopted effective with the Company's first quarter of fiscal year 2003. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 effective in the first quarter of fiscal 2002. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations.

   In November 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-09 codifies and reconciles the consensuses on all or specific issues of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. The Company adopted EITF Issue No. 01-09 effective in the first quarter of fiscal 2002. The adoption of EITF Issue No. 01-09 did not have an impact on the Company's financial position or results of operations.

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

                              PATHMARK STORES, INC.


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

   For a discussion of these factors, see Item 1 - Business - Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K filed with the SEC on May 1, 2002.


ITEM 5.   OTHER INFORMATION

   As previously reported on a Form 8-K filed with the SEC on March 4, 2002, the Company, on March 1, 2002, signed a joinder agreement with The Stop and Shop Supermarket Company ("Stop and Shop") to acquire nine Big V Shop-Rite supermarkets ("Big V") for $71 million, plus an amount for inventory, in conjunction with Stop & Shop's proposal to acquire substantially all of the Big V Shop-Rite supermarkets pursuant to a plan of reorganization (the "Stop & Shop Plan") to be filed by Stop & Shop and certain creditors of Big V (the "Creditor Group") with the Bankruptcy Court in the Big V bankruptcy case. Big V was already the subject of a competing plan of reorganization previously filed by Wakefern Food Corp. and Big V (the "Joint Plan").

   In May 2002, the Creditor Group who had supported the Stop & Shop Plan abandoned the Shop & Stop Plan in favor of an improved Joint Plan. On May 20, 2002, the Bankruptcy Court issued an order approving the disclosure statement (the "Disclosure Statement") for the Joint Plan now supported by the Creditor Group. The Disclosure Statement and the Joint Plan were subsequently mailed to creditors of Big V for a vote. We believe it is likely that the Joint Plan will be confirmed and Wakefern will ultimately acquire substantially all of the Big V Shop-Rite supermarkets.

                              PATHMARK STORES, INC.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   EXHIBITS: None.

      (b)   FINANCIAL STATEMENT SCHEDULES: None required.

      (c) REPORTS ON FORM 8-K: On March 4, 2002, we filed a report on Form 8-K with the SEC announcing that we had signed an agreement with The Stop & Shop Supermarket Company ("Stop & Shop") to acquire nine Big-V Shop-Rite supermarkets, in conjunction with Stop & Shop's proposal to acquire substantially all of the Big V Shop-Rite supermarkets, pursuant to filing of a plan of reorganization by Stop & Shop and certain creditors of Big V Supermarkets, Inc. with the Bankruptcy Court. Our press release dated March 4, 2002, was attached thereto as Exhibit 99.1.

            On April 3, 2002, we filed a report on Form 8-K with the SEC with our press release, dated April 3, 2002, attached thereto as Exhibit 99.1.

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





DATE: June 13, 2002