Form 10-Q
period 2002-08-03
PATHMARK STORES INC
filed 2002-09-16
CIK 95585

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended August 3, 2002	Commission File Number 1-5287

Pathmark Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2879612 (I.R.S. Employer Identification No.)
200 Milik Street Carteret, New Jersey (Address of principal executive office)	07008 (Zip Code)

(732) 499-3000
(Registrant's telephone number, including area code)

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

Yes ☒        No ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒        No ☐

        As of September 4, 2002, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Sales	$987.2	$997.7	$1,964.0	$1,974.9
Cost of goods sold	(713.1)	(720.6)	(1,414.5)	(1,425.1)

Gross profit	274.1	277.1	549.5	549.8
Selling, general and administrative expenses	(230.2)	(232.3)	(464.1)	(460.2)
Depreciation and amortization	(21.4)	(19.9)	(42.1)	(38.7)
Amortization of goodwill	—	(66.4)	—	(132.7)

Operating earnings (loss)	22.5	(41.5)	43.3	(81.8)
Interest expense, net	(16.8)	(16.2)	(33.1)	(33.8)

Earnings (loss) before income taxes	5.7	(57.7)	10.2	(115.6)
Income tax provision	(2.3)	(3.5)	(4.0)	(6.9)

Net earnings (loss)	$3.4	$(61.2)	$6.2	$(122.5)

Weighted average number of shares outstanding—basic	30.1	30.0	30.1	30.0

Weighted average number of shares outstanding—diluted	30.5	30.0	30.7	30.0

Net earnings (loss) per share—basic	$0.11	$(2.04)	$0.21	$(4.09)

Net earnings (loss) per share—diluted	$0.11	$(2.04)	$0.20	$(4.09)

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share amounts)

	August 3, 2002	February 2, 2002
ASSETS
Current assets
Cash and cash equivalents	$12.9	$24.6
Accounts receivable, net	20.3	21.9
Merchandise inventories	190.4	185.7
Due from suppliers	69.8	69.2
Other current assets	37.1	41.5

Total current assets	330.5	342.9
Property and equipment, net	603.9	572.4
Goodwill	434.0	434.0
Other noncurrent assets	149.5	146.2

Total assets	$1,517.9	$1,495.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$97.0	$94.2
Current maturities of long-term debt	2.0	7.9
Current portion of lease obligations	17.7	18.3
Accrued expenses and other current liabilities	154.2	154.1

Total current liabilities	270.9	274.5
Long-term debt	458.4	440.6
Long-term lease obligations	183.4	172.8
Deferred income taxes	92.8	92.8
Other noncurrent liabilities	161.6	170.4
Stockholders' equity
Preferred stock Authorized: 5,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share Authorized: 100,000,000 shares; issued: 30,099,510 shares at August 3, 2002 and at February 2, 2002	0.3	0.3
Common stock warrants	60.0	60.0
Paid-in capital	607.8	607.0
Accumulated deficit	(313.3)	(319.5)
Accumulated other comprehensive loss	(3.3)	(2.2)
Treasury stock, at cost: 28,318 shares at August 3, 2002 and 45,303 shares at February 2, 2002	(0.7)	(1.2)

Total stockholders' equity	350.8	344.4

Total liabilities and stockholders' equity	$1,517.9	$1,495.5

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	26 Weeks Ended
	August 3, 2002	August 4, 2001
Operating Activities
Net earnings (loss)	$6.2	$(122.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	42.1	38.7
Amortization of goodwill	—	132.7
Amortization of deferred financing costs	0.9	1.1
Deferred income tax provision	0.5	6.0
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	1.6	(1.1)
Merchandise inventories	(4.7)	(5.3)
Due from suppliers	(0.6)	1.1
Other current assets	3.9	(0.7)
Other noncurrent assets	(3.5)	(4.4)
Accounts payable	2.8	9.7
Accrued expenses and other current liabilities	0.1	(6.0)
Other noncurrent liabilities	(8.8)	(7.4)

Cash provided by operating activities	40.5	41.9

Investing Activities
Property and equipment expenditures, including technology investments	(56.2)	(48.8)

Cash used for investing activities	(56.2)	(48.8)

Financing Activities
Borrowings under the working capital facility	18.4	—
Borrowing (repayment) of other debt	0.3	(0.5)
Proceeds from exercise of stock options	0.2	—
Repayment of the term loan	(0.4)	(3.6)
Repayment of industrial revenue bonds	(6.4)	—
Decrease in capital lease obligations	(8.1)	(7.2)

Cash provided by (used for) financing activities	4.0	(11.3)

Decrease in cash and cash equivalents	(11.7)	(18.2)
Cash and cash equivalents at beginning of period	24.6	84.6

Cash and cash equivalents at end of period	$12.9	$66.4

Supplemental Disclosures of Cash Flow Information
Interest paid	$31.5	$37.4

Income taxes paid	$2.9	$0.5

Noncash Investing and Financing Activities
Capital lease obligations	$20.2	$—

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

        Business.    The Company operated 143 supermarkets as of August 3, 2002, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

        Basis of Presentation.    The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

        New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 also provides that goodwill should not be amortized, but rather shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. Based on an independent evaluation of its fair value completed in the first quarter of fiscal 2002, the Company concluded that there is no impairment of its goodwill.

        The following table represents the pro forma effect of SFAS No. 142 on net earnings (loss) and net earnings (loss) per share—basic and diluted as if SFAS No. 142 was adopted at the beginning of fiscal 2001:

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net earnings (loss)	$3.4	$(61.2)	$6.2	$(122.5)
Add back: amortization of goodwill	—	66.4	—	132.7

Net earnings, as adjusted	$3.4	$5.2	$6.2	$10.2

Net earnings (loss) per share—basic	$0.11	$(2.04)	$0.21	$(4.09)
Add back: amortization of goodwill	—	2.21	—	4.43

Net earnings per share—basic, as adjusted	$0.11	$0.17	$0.21	$0.34

Net earnings (loss) per share—diluted	$0.11	$(2.04)	$0.20	$(4.09)
Add back: amortization of goodwill	—	2.21	—	4.42

Net earnings per share—diluted, as adjusted	$0.11	$0.17	$0.20	$0.33

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are required to be adopted effective with the beginning of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 but retains many of its fundamental provisions. Additionally, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 effective with the beginning of fiscal 2002 and it did not have an impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in fiscal 2003 by applying APB Opinion No. 30 to all gains and losses related to extinguishment of debt. Gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, otherwise such costs will be classified within income from operations. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company believes that the provisions of SFAS No. 145 related to lease modification will not have a significant impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the exit plan commitment date. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on its financial position or results of operations.

        In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-09 codifies and reconciles the consensuses on all or specific issues of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. The Company adopted EITF Issue No. 01-09 effective in the first quarter of fiscal 2002. The adoption of EITF Issue No. 01-09 did not have an impact on the Company's financial position or results of operations.

Note 2. Net Earnings (Loss) Per Share

        The following table represents the computation of net earnings (loss) per share—basic and diluted:

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Basic earnings per share computation:
Net earnings (loss) applicable to common shares	$3.4	$(61.2)	$6.2	$(122.5)

Average number of shares outstanding—basic	30.1	30.0	30.1	30.0

Net earnings (loss) per share—basic	$0.11	$(2.04)	$0.21	$(4.09)

Diluted earnings per share computation:
Net earnings (loss) applicable to common shares	$3.4	$(61.2)	$6.2	$(122.5)

Average number of shares outstanding—basic	30.1	30.0	30.1	30.0
Effect of dilutive stock options	0.4	—	0.6	—

Average number of shares outstanding—diluted	30.5	30.0	30.7	30.0

Net earnings (loss) per share—diluted	$0.11	$(2.04)	$0.20	$(4.09)

Note 3. Cash and Cash Equivalents

        Cash and cash equivalents are comprised of the following (in millions):

	August 3, 2002	February 2, 2002
Cash	$12.9	$11.7
Cash equivalents	—	12.9

Cash and cash equivalents	$12.9	$24.6

Note 4. Long-Term Debt

        Long-term debt is comprised of the following (in millions):

	August 3, 2002	February 2, 2002
Term loan	$217.6	$218.0
Working capital facility	18.4	—
Senior subordinated notes	200.0	200.0
Industrial revenue bonds	1.6	8.0
Mortgages	22.0	22.2
Other debt	0.8	0.3

Total debt	460.4	448.5
Less: current maturities	(2.0)	(7.9)

Long-term portion	$458.4	$440.6

        Senior Subordinated Notes.    On January 29, 2002, the Company issued $200.0 million aggregate principal amount of unregistered 8.75% Senior Subordinated Notes due 2012 (the "Notes"), which pay cash interest on a semi-annual basis, beginning on August 1, 2002. The proceeds from the issuance of the Notes were used to repay a portion of the Company's outstanding loans under its bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of the Company's outstanding industrial revenue bonds. During the first quarter of fiscal 2002, the Company completed an exchange offer pursuant to which all of the Notes were exchanged for $200.0 million aggregate principal amount of the Company's registered 8.75% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. The Company is in compliance with all such covenants as of August 3, 2002.

        Credit Facility.    On September 19, 2000, the Company entered into a credit agreement with a group of lenders led by JPMorgan Chase Bank. The bank credit facility initially consisted of (a) term loans in an aggregate principal amount of $425.0 million (consisting of $125.0 million in Term Loan A and $300.0 million in Term Loan B) and (b) a $175.0 million revolving working capital facility (including a maximum of $125.0 million in letters of credit). After giving effect to the prepayment of indebtedness with the proceeds of the offering of the Senior Subordinated Notes, the Company had no indebtedness under Term Loan A and $218.0 million under Term Loan B. The weighted average interest rate in effect on all borrowings under the term loan was 7.7% during the first six months of fiscal 2002.

        Borrowings under the bank credit facility bear interest at floating rates equal to LIBOR plus an applicable margin, depending on the total debt to consolidated EBITDA ratio. The Company is required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. As of August 3, 2002, borrowings under the working capital facility were $18.4 million and $41.2 million in letters of credit were outstanding.

        All of the obligations under the bank credit facility are guaranteed by the Company's 100% owned subsidiaries that are not special purpose vehicles organized for the purpose and are engaged solely in the business of owning or leasing real property or equipment. The obligations under the bank credit facility and those of the subsidiaries guaranteeing the bank credit facility are secured by substantially all of the Company's tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

        The bank credit facility requires the Company to meet certain financial tests including, without limitation, a maximum total debt to consolidated EBITDA ratio, a minimum interest and rental expense coverage ratio and a minimum consolidated EBITDA. In addition, the bank credit facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, dividends or prepayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements. The bank credit facility contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. The Company is in compliance with all such covenants as of August 3, 2002.

        The Senior Subordinated Notes restrict and the bank credit facility prohibits the payment of cash dividends.

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

        As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10% and a floor with a strike of 8.39%, on a notional amount of $150 million of its term loan. At inception, the derivative was designated, and continues to qualify, as a highly-effective cash-flow hedge of the Company's forecasted variable interest rate payments due on the term loan. The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at fair value, included in accrued expenses and other current liabilities, with the related unrealized loss on this cash-flow hedge, net of tax, recorded in accumulated other comprehensive loss ("AOCL"). The fair value of the derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle for in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value. The Company does not expect any amount currently recorded in AOCL to be recognized in its statement of operations in fiscal 2002.

        The impact of this cash-flow hedge is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net earnings (loss)	$3.4	$(61.2)	$6.2	$(122.5)
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	(1.2)	(0.4)	(1.1)	(0.4)

Comprehensive earnings (loss)	$2.2	$(61.6)	$5.1	$(122.9)

Note 6. Interest Expense, Net

        Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Term loan	$4.2	$8.5	$8.4	$18.5
Working capital facility	0.4	—	0.6	—
Senior subordinated notes	4.4	—	8.7	—
Amortization of deferred financing costs	0.4	0.6	0.9	1.1
Lease obligations	5.1	5.1	10.2	10.4
Mortgages	0.4	0.4	0.8	0.8
Interest income	—	(0.6)	—	(1.5)
Other	1.9	2.2	3.5	4.5

Interest expense, net	$16.8	$16.2	$33.1	$33.8

Note 7. Common Stock

        As of August 3, 2002 and February 2, 2002, there were 100 million shares authorized of $0.01 par value common stock. The following table summarizes the change in the number of shares of common stock during the first six months of fiscal 2002.

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance, February 2, 2002	30,099,510	(45,303)	30,054,207
Stock options exercised	—	16,985	16,985

Balance, August 3, 2002	30,099,510	(28,318)	30,071,192

Note 8. Consolidating Financial Information

        The following represents the consolidating financial statements of Pathmark and its 100% owned guarantor and nonguarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including Pathmark's distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The nonguarantor subsidiaries are comprised of four 100% owned special-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
		(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended August 3, 2002
Sales	$987.2	$583.9	$—	$(583.9)	$987.2
Cost of goods sold	(711.9)	(585.1)	—	583.9	(713.1)

Gross profit (loss)	275.3	(1.2)	—	—	274.1
Selling, general and administrative expenses	(232.3)	1.3	0.8	—	(230.2)
Depreciation and amortization	(19.3)	(1.7)	(0.4)	—	(21.4)

Operating earnings (loss)	23.7	(1.6)	0.4	—	22.5
Interest expense, net	(16.2)	(0.2)	(0.4)	—	(16.8)
Equity in loss of subsidiaries	(1.8)	—	—	1.8	—

Earnings (loss) before income taxes	5.7	(1.8)	—	1.8	5.7
Income tax provision	(2.3)	—	—	—	(2.3)

Net earnings (loss)	$3.4	$(1.8)	$—	$1.8	$3.4

For the 13 Weeks Ended August 4, 2001
Sales	$997.7	$586.9	$—	$(586.9)	$997.7
Cost of goods sold	(713.8)	(593.7)	—	586.9	(720.6)

Gross profit (loss)	283.9	(6.8)	—	—	277.1
Selling, general and administrative expenses	(234.6)	1.5	0.8	—	(232.3)
Depreciation and amortization	(17.7)	(1.8)	(0.4)	—	(19.9)
Amortization of goodwill	(66.4)	—	—	—	(66.4)

Operating earnings (loss)	(34.8)	(7.1)	0.4	—	(41.5)
Interest expense, net	(15.8)	—	(0.4)	—	(16.2)
Equity in loss of subsidiaries	(4.3)	—	—	4.3	—

Loss before income taxes	(54.9)	(7.1)	—	4.3	(57.7)
Income tax benefit (provision)	(6.3)	2.8	—	—	(3.5)

Net loss	$(61.2)	$(4.3)	$—	$4.3	$(61.2)

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
		(in millions)
Consolidating Statements of Operations (Continued):
For the 26 Weeks Ended August 3, 2002
Sales	$1,964.0	$1,190.9	$—	$(1,190.9)	$1,964.0
Cost of goods sold	(1,413.5)	(1,191.9)	—	1,190.9	(1,414.5)

Gross profit (loss)	550.5	(1.0)	—	—	549.5
Selling, general and administrative expenses	(468.4)	2.6	1.7	—	(464.1)
Depreciation and amortization	(37.8)	(3.4)	(0.9)	—	(42.1)

Operating earnings (loss)	44.3	(1.8)	0.8	—	43.3
Interest expense, net	(31.8)	(0.5)	(0.8)	—	(33.1)
Equity in loss of subsidiaries	(2.3)	—	—	2.3	—

Earnings (loss) before income taxes	10.2	(2.3)	—	2.3	10.2
Income tax provision	(4.0)	—	—	—	(4.0)

Net earnings (loss)	$6.2	$(2.3)	$—	$2.3	$6.2

For the 26 Weeks Ended August 4, 2001
Sales	$1,974.9	$1,170.4	$—	$(1,170.4)	$1,974.9
Cost of goods sold	(1,419.5)	(1,176.0)	—	1,170.4	(1,425.1)

Gross profit (loss)	555.4	(5.6)	—	—	549.8
Selling, general and administrative expenses	(464.8)	2.9	1.7	—	(460.2)
Depreciation and amortization	(34.5)	(3.5)	(0.7)	—	(38.7)
Amortization of goodwill	(132.7)	—	—	—	(132.7)

Operating earnings (loss)	(76.6)	(6.2)	1.0	—	(81.8)
Interest expense, net	(31.8)	(1.1)	(0.9)	—	(33.8)
Equity in loss of subsidiaries	(4.5)	—	—	4.5	—

Earnings (loss) before income taxes	(112.9)	(7.3)	0.1	4.5	(115.6)
Income tax benefit (provision)	(9.6)	2.7	—	—	(6.9)

Net earnings (loss)	$(122.5)	$(4.6)	$0.1	$4.5	$(122.5)

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
		(in millions)
Consolidating Balance Sheets:
As of August 3, 2002
Cash and cash equivalents	$12.9	$—	$—	$—	$12.9
Merchandise inventories	162.6	27.8	—	—	190.4
Other current assets	123.6	3.1	0.5	—	127.2

Total current assets	299.1	30.9	0.5	—	330.5
Property and equipment, net	513.3	59.4	31.2	—	603.9
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	46.9	—	—	(46.9)	—
Other noncurrent assets	145.1	—	0.7	3.7	149.5

Total assets	$1,438.4	$90.3	$32.4	$(43.2)	$1,517.9

Current maturities of long-term debt	$2.0	$—	$—	$—	$2.0
Other current liabilities	259.1	9.1	0.7	—	268.9

Total current liabilities	261.1	9.1	0.7	—	270.9
Long-term debt	436.7	—	21.7	—	458.4
Long-term lease obligations	176.1	7.3	—	—	183.4
Other noncurrent liabilities	213.7	37.0	—	3.7	254.4
Stockholders' equity	350.8	36.9	10.0	(46.9)	350.8

Total liabilities and stockholders' equity	$1,438.4	$90.3	$32.4	$(43.2)	$1,517.9

As of February 2, 2002
Cash and cash equivalents	$24.6	$—	$—	$—	$24.6
Merchandise inventories	159.9	25.8	—	—	185.7
Other current assets	128.5	3.6	0.5	—	132.6

Total current assets	313.0	29.4	0.5	—	342.9
Property and equipment, net	478.7	62.4	31.3	—	572.4
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	49.2	—	—	(49.2)	—
Other noncurrent assets	149.0	—	0.8	(3.6)	146.2

Total assets	$1,423.9	$91.8	$32.6	$(52.8)	$1,495.5

Current maturities of long-term debt	$7.9	$—	$—	$—	$7.9
Other current liabilities	256.8	9.0	0.8	—	266.6

Total current liabilities	264.7	9.0	0.8	—	274.5
Long-term debt	418.8	—	21.8	—	440.6
Long-term lease obligations	164.3	8.5	—	—	172.8
Other noncurrent liabilities	231.7	35.1	—	(3.6)	263.2
Stockholders' equity	344.4	39.2	10.0	(49.2)	344.4

Total liabilities and stockholders' equity	$1,423.9	$91.8	$32.6	$(52.8)	$1,495.5

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
		(in millions)
Consolidating Cash Flow Statements:
For the 26 Weeks Ended August 3, 2002
Operating Activities
Cash provided by operating activities	$36.8	$2.7	$1.0	$—	$40.5

Investing Activities
Property and equipment expenditures, including technology investments	(53.9)	(1.5)	(0.8)	—	(56.2)

Cash used for investing activities	(53.9)	(1.5)	(0.8)	—	(56.2)

Financing Activities
Borrowings under the working capital facility	18.4	—	—	—	18.4
Borrowing (repayment) of other debt	0.4	—	(0.1)	—	0.3
Exercise of stock options	0.2	—	—	—	0.2
Repayment of the term loan	(0.4)	—	—	—	(0.4)
Repayment of industrial revenue bonds	(6.4)	—	—	—	(6.4)
Decrease in capital lease obligations	(6.9)	(1.2)	—	—	(8.1)

Cash provided by (used for) financing activities	5.3	(1.2)	(0.1)	—	4.0

Increase (decrease) in cash and cash equivalents	(11.8)	—	0.1	—	(11.7)
Cash and cash equivalents at beginning of period	24.3	—	0.3	—	24.6

Cash and cash equivalents at end of period	$12.5	$—	$0.4	$—	$12.9

For the 26 Weeks Ended August 4, 2001
Operating Activities
Cash provided by operating activities	$38.4	$2.5	$1.0	$—	$41.9

Investing Activities
Property and equipment expenditures, including technology investments	(48.4)	(0.3)	(0.1)	—	(48.8)

Cash used for investing activities	(48.4)	(0.3)	(0.1)	—	(48.8)

Financing Activities
Repayment of the term loan	(3.6)	—	—	—	(3.6)
Repayment of other debt	(0.3)	—	(0.2)	—	(0.5)
Decrease in capital lease obligations	(5.8)	(1.4)	—	—	(7.2)
Intercompany equity transactions	8.8	(8.0)	(0.8)	—	—

Cash used for financing activities	(0.9)	(9.4)	(1.0)	—	(11.3)

Decrease in cash and cash equivalents	(10.9)	(7.2)	(0.1)	—	(18.2)
Cash and cash equivalents at beginning of period	38.5	45.8	0.3	—	84.6

Cash and cash equivalents at end of period	$27.6	$38.6	$0.2	$—	$66.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth selected consolidated statements of operations data (in millions):

	13 Weeks Ended					: :	26 Weeks Ended
	August 3, 2002		: :	August 4, 2001		: :	August 3, 2002		: :	August 4, 2001
	Amount	%	:	Amount	%	:	Amount	%	:	Amount	%
Sales	$987.2	100.0%	:	$997.7	100.0%	:	$1,964.0	100.0%	:	$1,974.9	100.0%
			:			:			:
Gross profit	$274.1	27.8%	:	$277.1	27.8%	:	$549.5	28.0%	:	$549.8	27.8%
Selling, general and administrative expenses	(230.2)	(23.3)	:	(232.3)	(23.3)	:	(464.1)	(23.6)	:	(460.2)	(23.3)
Depreciation and amortization	(21.4)	(2.2)	:	(19.9)	(2.0)	:	(42.1)	(2.2)	:	(38.7)	(2.0)
Amortization of goodwill	—	—	:	(66.4)	(6.7)	:	—	—	:	(132.7)	(6.7)

Operating earnings (loss)	22.5	2.3	:	(41.5)	(4.2)	:	43.3	2.2	:	(81.8)	(4.2)
Interest expense, net	(16.8)	(1.7)	:	(16.2)	(1.6)	:	(33.1)	(1.7)	:	(33.8)	(1.7)
			:			:			:
Earnings (loss) before income taxes	5.7	0.6	:	(57.7)	(5.8)	:	10.2	0.5	:	(115.6)	(5.9)
Income tax provision	(2.3)	(0.2)	:	(3.5)	(0.3)	:	(4.0)	(0.2)	:	(6.9)	(0.3)
			:			:			:
Net earnings (loss)	$3.4	0.4%	:	$(61.2)	(6.1)%	:	$6.2	0.3%	:	$(122.5)	(6.2)%

        Sales.    Sales in the second quarter of fiscal 2002 were $987.2 million compared to $997.7 million in fiscal 2001. For the six-month periods of fiscal 2002 and fiscal 2001, sales were $1,964.0 million and $1,974.9 million, respectively. The sales decrease in the second quarter of fiscal 2002 was due to lower same store sales of 1.5% and closed stores, partially offset by new store sales. Sales in the six-month period of fiscal 2002 were impacted by a same store sales decrease of 1.3% and closed stores, partially offset by new store sales. Same store sales represent stores opened the entire second quarter and six-month period in both fiscal 2002 and fiscal 2001, including replacement stores and enlargements. We believe sales were negatively impacted by the weak economic conditions in our region and its resultant effect on consumer confidence and spending. The weak economy spurred sporadic promotional activity by competitors above normal levels, which also impacted sales. The Company operated 143 and 141 supermarkets at the end of the second quarters of fiscal 2002 and fiscal 2001, respectively.

        Gross Profit.    Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the second quarter of fiscal 2002 was $274.1 million or 27.8% of sales compared to $277.1 million or 27.8% of sales in fiscal 2001; the decrease in gross profit dollars in the second quarter of fiscal 2002 is due to lower sales. For the six-month period of fiscal 2002, gross profit was $549.5 million or 28.0% of sales compared to $549.8 million or 27.8% in fiscal 2001; the increase in gross profit percentage in the six-month period of fiscal 2002 was primarily due to higher vendor allowances and rebates, partially offset by higher shrink.

        Selling, General and Administrative Expenses ("SG&A").    SG&A in the second quarter of fiscal 2002 decreased $2.1 million compared to fiscal 2001 and increased $3.9 million in the six-month period of fiscal 2002 compared to fiscal 2001. The decrease in SG&A in the second quarter of fiscal 2002 was primarily due to lower administrative expenses and favorable customer accident claims expense; SG&A in the second quarter of fiscal 2001 included a charge of $1.8 million related to the closing of two under-performing stores, partially offset by income of $2.0 million resulting from the partial settlement of a lawsuit related to manufacturer price fixing of prescription drugs. The increase in SG&A in the six-month period of fiscal 2002 was primarily due to higher labor and labor-related expenses, including a charge in the first quarter of fiscal 2002 of $2.0 million related to a labor buyout program, as well as higher rent and real estate taxes, partially offset by lower administrative expenses and favorable customer accident claims expense; SG&A in the six-month period of fiscal 2001 included a charge of $1.8 million related to the closing of two under-performing stores and is net of income of $3.3 million resulting from the partial settlement of a lawsuit related to manufacturer price fixing of prescription drugs. As a percentage of sales, SG&A was 23.3% in the second quarter and 23.6% in the six-month period of fiscal 2002 compared to 23.3% in the second quarter and six-month period of fiscal 2001.

        Depreciation and Amortization.    Depreciation and amortization of $21.4 million in the second quarter of fiscal 2002 was $1.5 million higher than the $19.9 million in fiscal 2001. For the six-month period of fiscal 2002, depreciation and amortization was $42.1 million compared to $38.7 million in fiscal 2001. The increase in depreciation and amortization expense in the second quarter and six-month period of fiscal 2002 compared to fiscal 2001 was primarily due to the impact of our stepped up capital program and technology initiatives.

        Amortization of Goodwill.    In accordance with SFAS No. 142, effective with the beginning of fiscal 2002, the Company no longer amortizes goodwill but rather evaluates it at least annually for impairment. Amortization expense in the second quarter and six-month period of fiscal 2001 was $66.4 million and $132.7 million, respectively. During the first quarter of fiscal 2002, based on an independent evaluation of its fair value, the Company concluded that there is no impairment of its goodwill.

        Operating Earnings (Loss).    Operating earnings in the second quarter of fiscal 2002 were $22.5 million compared to an operating loss of $41.5 million in fiscal 2001. For the six-month period of fiscal 2002, operating earnings were $43.3 million compared to an operating loss of $81.8 in fiscal 2001. Excluding the amortization of goodwill, operating earnings for the second quarter and six-month period of fiscal 2001, on a proforma basis, were $24.9 million and $50.9 million, respectively. The decrease in operating earnings in the second quarter of fiscal 2002 compared to the proforma operating earnings in fiscal 2001 was primarily due to lower gross profit. The decrease in operating earnings in the six-month period of fiscal 2002 compared to the proforma operating earnings in fiscal 2001 was primarily due to higher SG&A as well as higher depreciation and amortization.

        Interest Expense, Net.    Interest expense was $16.8 million in the second quarter of fiscal 2002 compared to $16.2 million in fiscal 2001 and $33.1 million for the six-month period of fiscal 2002 compared to $33.8 million in fiscal 2001. The increase in interest expense in the second quarter of fiscal 2002 compared to fiscal 2001 was due to increased borrowings, partially offset by lower interest rates. The decrease in interest expense in the six-month period of fiscal 2002 compared to fiscal 2001 was primarily due to lower interest rates.

        Income Tax Provision.    The income tax provision of $4.0 million in the six-month period of fiscal 2002 was based on an effective income tax rate of 39.6% for the full fiscal year. The income tax provision of $2.3 million and the income tax rate of 41.6% in the second quarter of fiscal 2002 includes the impact of additional taxes, retroactive to the beginning of fiscal 2002, resulting from the State of New Jersey's recent tax legislation. The income tax provision of $3.5 million and $6.9 million, respectively, in the second quarter and six-month period of fiscal 2001 was based on an effective income tax rate of 40.3% for the full fiscal year, excluding the nondeductible amortization of goodwill. During the six-month period of fiscal 2002, the Company made income tax payments of $2.9 million and received income tax refunds of $0.1 million. During the six-month period of fiscal 2001, the Company made income tax payments of $0.5 million.

        Summary of Operations.    The Company's net earnings in the second quarter of fiscal 2002 were $3.4 million compared to a net loss of $61.2 million in fiscal 2001. For the six-month period of fiscal

2002, net earnings were $6.2 million compared to a net loss of $122.5 million in fiscal 2001. Excluding the amortization of goodwill, net earnings for the second quarter and six-month period of fiscal 2001, on a proforma basis, were $5.2 million and $10.2 million, respectively. The decrease in net earnings in fiscal 2002 compared to the proforma net earnings in fiscal 2001 is primarily due to lower operating earnings.

        EBITDA.    EBITDA represents earnings from operations before interest, income taxes, depreciation, amortization and the LIFO charge. Our EBITDA presentation is intended to be an alternative measure of performance consistent with what we believe market analysts customarily request in order to measure companies in our industry. It should not be construed as a better indicator of operating earnings or of cash flows from operating activities, as determined in accordance with generally accepted accounting principles. Our measurement of EBITDA, as presented below (dollars in millions), may not be comparable to similarly titled measures reported by other companies:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net earnings (loss)	$3.4	$(61.2)	$6.2	$(122.5)
Proforma adjustments:
Amortization of goodwill	—	66.4	—	132.7

Net earnings, as adjusted	3.4	5.2	6.2	10.2
Adjustments to calculate EBITDA:
LIFO charge	0.5	0.5	1.0	0.9
Depreciation and amortization	21.4	19.9	42.1	38.7
Interest expense, net	16.8	16.2	33.1	33.8
Income tax provision	2.3	3.5	4.0	6.9

EBITDA	$44.4	$45.3	$86.4	$90.5

Liquidity and Capital Resources

        Cash Flows.    The following table sets forth certain consolidated statements of cash flow data (in millions):

	26 Weeks Ended
	August 3, 2002	August 4, 2001
Cash provided by (used for):
Operating activities	$40.5	$41.9
Investing activities	(56.2)	(48.8)
Financing activities	4.0	(11.3)

        Cash provided by operating activities was $40.5 million and $41.9 million in the first six months of fiscal 2002 and fiscal 2001, respectively. The decrease in cash provided by operating activities was primarily due to the decrease in operating earnings before the amortization of goodwill in fiscal 2001 and the increase in income taxes paid, partially offset by the reduction in cash interest paid. Cash used for investing activities was $56.2 million and $48.8 million in the first six months of fiscal 2002 and fiscal 2001, respectively. The increase in cash used for investing activities was primarily due to an increase in expenditures for property and equipment; the first quarter of fiscal 2001 included the purchase of six former Grand Union stores. Cash provided by financing activities was $4.0 million in the first six months of fiscal 2002 compared to cash used for financing activities of $11.3 million in the first six months of fiscal 2001. The increase in cash provided for financing activities was primarily due to borrowings under the working capital facility, partially offset by the repayment of $6.4 million with respect to two industrial revenue bonds.

        Debt Service and Liquidity.    On January 29, 2002, we issued $200.0 million aggregate principal amount of unregistered 8.75% Senior Subordinated Notes due 2012 (the "Notes"), which pay cash interest on a semi-annual basis. The proceeds from the issuance of the Notes were used to repay a portion of our outstanding loans under our bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of our outstanding industrial revenue bonds. During the first quarter of fiscal 2002, we completed an exchange offer pursuant to which all of the Notes were exchanged for $200.0 million aggregate principal amount of our registered 8.75% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. We are in compliance with all such covenants as of August 3, 2002.

        On September 19, 2000, we entered into a credit agreement, which included a $425.0 million term loan consisting of $125.0 million of Term Loan A and $300.0 million of Term Loan B and a $175.0 million working capital facility (the "Credit Agreement"). We used a portion of the net proceeds of the offering of the Notes to prepay all of our outstanding indebtedness of $112.5 million under Term Loan A and to prepay $80.5 million of our indebtedness under Term Loan B. Amounts borrowed under the Credit Agreement bear interest at floating rates, ranging from LIBOR plus 3% on the working capital facility to LIBOR plus 4% on Term Loan B. We are required to repay a portion of our borrowing under Term Loan B quarterly, so as to retire such indebtedness in its entirety by July 15, 2007.

        The amount of Term Loan B principal payments required each year as of August 3, 2002 are as follows (in millions):

Fiscal Years	Principal Payments
2002	$0.3
2003	0.7
2004	0.7
2005	54.2
2006	107.7
2007	54.0

Total	$217.6

        Under the working capital facility, which expires on July 15, 2005, we can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. Borrowings under the working capital facility were $18.4 million and $26.8 million as of August 3, 2002 and September 4, 2002, respectively. Letters of credit of $41.2 million and $40.4 million were outstanding as of August 3, 2002 and September 4, 2002, respectively.

        Borrowings under the Credit Agreement are secured by substantially all of our assets, other than certain specific assets secured by third-party mortgages. The Credit Agreement contains certain covenants and other terms. We were in compliance with all of these covenants as of August 3, 2002, and, based on management's operating projections for fiscal 2002, we believe that we will continue to be in compliance with such covenants. We were also in compliance with all covenants contained in the indentures relating to the terms of the Exchange Notes. There are no credit agency ratings-related triggers in either our Credit Agreement or in the indenture relating to the Senior Subordinated Notes that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

        The Senior Subordinated Notes restrict, and the Credit Agreement prohibits, the payment of cash dividends.

        Market Risk.    Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. As part of our overall strategy to manage the level of exposure to interest rate risk, in July 2001, we entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10% and a floor with a strike of 8.39%, on a notional amount of $150 million of our term loan. Variable rate debt outstanding under our term loan was $217.6 million on August 3, 2002. As of August 3, 2002, the weighted average interest rate in effect on all borrowings under our term loan, including the impact of the zero-cost collar on $150 million of our term loan, was 7.7%. A 1% change in interest rates applied to the $67.6 million balance of floating-rate term loan debt would affect pre-tax annual results of operations by approximately $0.7 million. We also have $200.0 million of Senior Subordinated Notes outstanding on August 3, 2002, which bear interest payable semi-annually at a fixed rate of 8.75%, and are therefore not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

        Capital Expenditures.    Capital expenditures in the second quarter and six-month period of fiscal 2002, including property acquired under capital leases and technology investments, were $49.5 million and $76.4 million, respectively, compared to $17.2 million and $48.8 million, respectively, in the second quarter and six-month period of fiscal 2001. During the first six months of fiscal 2002, we opened five new stores, two of which were replacement stores, closed one store and renovated ten stores; in addition, we have installed new point-of-sale equipment in 65 stores and self-checkout systems in 45 stores. During the remaining six months of fiscal 2002, we expect to open two additional stores, one of which is a recently opened replacement store, renovate two stores and complete our point-of-sale and self-checkout installations. Capital expenditures for fiscal 2002, including property to be acquired under capital leases and technology investments, are anticipated to be approximately $125 million.

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

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended February 2, 2002 are those that depend most heavily on these judgments and estimates. As of August 3, 2002, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncements

        Refer to Note 1 of our Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.

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

  •
  changes in business and economic conditions and other adverse conditions in our markets;

  •
  unanticipated environmental damages;

  •
  increased competition;

  •
  increased labor costs and labor disruptions;

  •
  reliance on third-party suppliers;

  •
  our ability to successfully implement our renovation and expansion strategies; and

  •
  natural disasters.

        For a discussion of these factors, see Item 1—Business—Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the year ended February 2, 2002.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

    (a)
    The Company held its Annual Meeting of Shareholders on June 13, 2002.

    (b)
    Results of votes of security holders.

(1)	Election of Directors	For	Withheld
	William J. Begley	27,218,836	324,068
	James L. Donald	22,634,745	4,908,159
	Daniel H. Fitzgerald	27,206,736	336,168
	Eugene M. Freedman	27,205,412	337,492
	Robert G. Miller	27,219,627	323,277
	Frank G. Vitrano	22,298,124	5,244,780
	Steven L. Volla	27,206,736	336,168
(2)	Approval of the amended 2000 Employee Equity Plan:
	For	Against	Abstain
	23,288,443	4,239,650	14,811
(3)	Ratification of Deloitte & Touche LLP as independent auditors for 2002:
	For	Against	Abstain
	26,456,764	1,081,259	4,881

Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits:

      Exhibit 99.1:    Certificate of James L. Donald, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

      Exhibit 99.2:    Certificate of Frank G. Vitrano, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

    (b)
    Reports on Form 8-K:    No reports on Form 8-K were filed during the fiscal quarter ended August 3, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHMARK STORES, INC.
By:	/s/ FRANK G. VITRANO Frank G. Vitrano Executive Vice President, Treasurer and Chief Financial Officer

By:	/s/ JOSEPH W. ADELHARDT Joseph W. Adelhardt Senior Vice President, Controller and Chief Accounting Officer

Date:    September 16, 2002

Certifications

I, James L. Donald, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of Pathmark Stores, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ JAMES L. DONALD James L. Donald Chairman, President and Chief Executive Officer

I, Frank G. Vitrano, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of Pathmark Stores, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ FRANK G. VITRANO Frank G. Vitrano Executive Vice President, Treasurer and Chief Financial Officer

        Explanatory Note Regarding Certifications:    Representations 4, 5 and 6 of the Certifications, as set forth in Form 10-Q, have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

QuickLinks

Part I. Financial Information
  Item 1. Consolidated Financial Statements
Pathmark Stores, Inc. Consolidated Statements of Operations (Unaudited) (in millions, except per share data)
Pathmark Stores, Inc. Consolidated Balance Sheets (Unaudited) (in millions, except share and per share amounts)
Pathmark Stores, Inc. Consolidated Statements of Cash Flows (Unaudited) (in millions)
Pathmark Stores, Inc. Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II. Other Information
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications