Form 10-Q
period 2002-12-03
PATHMARK STORES INC
filed 2002-12-17
CIK 95585

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended November 2, 2002	Commission File Number 1-5287

Pathmark Stores, Inc. (Exact name of registrant as specified in its charter)

Delaware	22-2879612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Milik Street Carteret, New Jersey	07008
(Address of principal executive office)	(Zip Code)

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

Yes ☒    No ☐

        As of December 3, 2002, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Pathmark Stores, Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Sales	$971.6	$985.9	$2,935.6	$2,960.8
Cost of goods sold	(702.0)	(711.3)	(2,116.5)	(2,136.4)

Gross profit	269.6	274.6	819.1	824.4
Selling, general and administrative expenses	(231.3)	(231.1)	(695.4)	(691.3)
Depreciation and amortization	(21.1)	(18.3)	(63.2)	(57.0)
Amortization of goodwill	—	(66.4)	—	(199.1)

Operating earnings (loss)	17.2	(41.2)	60.5	(123.0)
Interest expense, net	(17.0)	(16.0)	(50.1)	(49.8)

Earnings (loss) before income taxes	0.2	(57.2)	10.4	(172.8)
Income tax provision	(0.1)	(3.7)	(4.1)	(10.6)

Net earnings (loss)	$0.1	$(60.9)	$6.3	$(183.4)

Weighted average number of shares outstanding—basic	30.1	30.0	30.1	30.0

Weighted average number of shares outstanding—diluted	30.1	30.0	30.5	30.0

Net earnings (loss) per share—basic	$—	$(2.03)	$0.21	$(6.12)

Net earnings (loss) per share—diluted	$—	$(2.03)	$0.21	$(6.12)

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share amounts)

	November 2, 2002	February 2, 2002
ASSETS
Current assets
Cash and cash equivalents	$14.2	$24.6
Accounts receivable, net	20.1	21.9
Merchandise inventories	201.8	185.7
Due from suppliers	65.3	69.2
Other current assets	38.9	41.5

Total current assets	340.3	342.9
Property and equipment, net	603.7	572.4
Goodwill	434.0	434.0
Other noncurrent assets	153.6	146.2

Total assets	$1,531.6	$1,495.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$106.5	$94.2
Working capital facility	27.0	—
Current maturities of long-term debt	3.4	7.9
Current portion of lease obligations	18.0	18.3
Accrued expenses and other current liabilities	151.7	154.1

Total current liabilities	306.6	274.5
Long-term debt	439.7	440.6
Long-term lease obligations	183.8	172.8
Deferred income taxes	93.4	92.8
Other noncurrent liabilities	157.8	170.4
Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares at November 2, 2002 and at February 2, 2002
Common stock warrants	60.0	60.0
Paid-in capital	607.8	607.0
Accumulated deficit	(313.2)	(319.5)
Accumulated other comprehensive loss	(3.9)	(2.2)
Treasury stock, at cost: 28,318 shares at November 2, 2002 and 45,303 shares at February 2, 2002	(0.7)	(1.2)

Total stockholders' equity	350.3	344.4

Total liabilities and stockholders' equity	$1,531.6	$1,495.5

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	39 Weeks Ended
	November 2, 2002	November 3, 2001
Operating Activities
Net earnings (loss)	$6.3	$(183.4)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	63.2	57.0
Amortization of goodwill	—	199.1
Amortization of deferred financing costs	1.4	1.7
Deferred income tax provision	0.9	6.3
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	1.8	(2.3)
Merchandise inventories	(16.1)	(32.4)
Due from suppliers	3.9	(2.9)
Other current assets	2.3	(3.5)
Other noncurrent assets	(6.4)	(2.6)
Accounts payable	12.3	24.7
Accrued interest payable	3.2	(4.9)
Accrued expenses and other current liabilities	(5.6)	(3.5)
Other noncurrent liabilities	(13.2)	(7.8)

Cash provided by operating activities	54.0	45.5

Investing Activities
Property and equipment expenditures, including technology investments	(74.1)	(80.1)

Cash used for investing activities	(74.1)	(80.1)

Financing Activities
Borrowings under the working capital facility	27.0	—
Decrease in capital lease obligations	(12.1)	(10.9)
Repayment of industrial revenue bonds	(6.4)	—
Borrowing (repayment) of other debt	1.5	(0.2)
Repayment of the term loan	(0.5)	(7.0)
Proceeds from exercise of stock options	0.2	—

Cash provided by (used for) financing activities	9.7	(18.1)

Decrease in cash and cash equivalents	(10.4)	(52.7)
Cash and cash equivalents at beginning of period	24.6	84.6

Cash and cash equivalents at end of period	$14.2	$31.9

Supplemental Disclosures of Cash Flow Information
Interest paid	$45.7	$55.0

Income taxes paid	$3.1	$0.8

Noncash Investing and Financing Activities
Capital lease obligations	$26.2	$3.4

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

        Business.    The Company operated 143 supermarkets as of November 2, 2002, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

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

        New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 also provides that goodwill should not be amortized, but rather shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. Based on an independent evaluation of its fair value completed in the first quarter of fiscal 2002, the Company concluded that there was no impairment of its goodwill.

        The following table represents the pro forma effect of SFAS No. 142 on net earnings (loss) and net earnings (loss) per share—basic and diluted as if SFAS No. 142 was adopted at the beginning of fiscal 2001:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(in millions, except per share data)
Net earnings (loss)	$0.1	$(60.9)	$6.3	$(183.4)
Add back: amortization of goodwill	—	66.4	—	199.1

Net earnings, as adjusted	$0.1	$5.5	$6.3	$15.7

Net earnings (loss) per share—basic	$—	$(2.03)	$0.21	$(6.12)
Add back: amortization of goodwill	—	2.21	—	6.64

Net earnings per share—basic, as adjusted	$—	$0.18	$0.21	$0.52

Net earnings (loss) per share—diluted	$—	$(2.03)	$0.21	$(6.12)
Add back: amortization of goodwill	—	2.21	—	6.63

Net earnings per share—diluted, as adjusted	$—	$0.18	$0.21	$0.51

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

        In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-09 codifies and reconciles the consensuses on all or specific issues of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. The Company had been in compliance with EITF Issue No. 01-09; therefore, the adoption of EITF Issue No. 01-09, effective with the beginning of fiscal 2002, did not have an impact on the Company's financial position or results of operations.

Note 2. Net Earnings (Loss) Per Share

        The following table represents the computation of net earnings (loss) per share—basic and diluted:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(in millions, except per share data)
Basic earnings per share computation:
Net earnings (loss) applicable to common shares	$0.1	$(60.9)	$6.3	$(183.4)

Average number of shares outstanding—basic	30.1	30.0	30.1	30.0

Net earnings (loss) per share—basic	$—	$(2.03)	$0.21	$(6.12)

Diluted earnings per share computation:
Net earnings (loss) applicable to common shares	$0.1	$(60.9)	$6.3	$(183.4)

Average number of shares outstanding—basic	30.1	30.0	30.1	30.0
Effect of dilutive stock options	—	—	0.4	—

Average number of shares outstanding—diluted	30.1	30.0	30.5	30.0

Net earnings (loss) per share—diluted	$—	$(2.03)	$0.21	$(6.12)

Note 3. Cash and Cash Equivalents

        Cash and cash equivalents are comprised of the following (in millions):

	November 2, 2002	February 2, 2002
Cash	$14.2	$11.7
Cash equivalents	—	12.9

Cash and cash equivalents	$14.2	$24.6

Note 4. Long-Term Debt

        Long-term debt is comprised of the following (in millions):

	November 2, 2002	February 2, 2002
Term loan	$217.5	$218.0
Working capital facility	27.0	—
Senior subordinated notes	200.0	200.0
Industrial revenue bonds	1.6	8.0
Mortgages	21.9	22.2
Other debt	2.1	0.3

Total debt	470.1	448.5
Less: current maturities and working capital facility	(30.4)	(7.9)

Long-term portion	$439.7	$440.6

        Senior Subordinated Notes.    On January 29, 2002, the Company issued $200.0 million aggregate principal amount of unregistered 8.75% Senior Subordinated Notes due 2012 (the "Notes"), which pay cash interest on a semi-annual basis, beginning on August 1, 2002. The proceeds from the issuance of the Notes were used to repay a portion of the Company's outstanding loans under its bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of the Company's outstanding industrial revenue bonds. During the first quarter of fiscal 2002, the Company completed an exchange offer pursuant to which all of the Notes were exchanged for $200.0 million aggregate principal amount of the Company's registered 8.75% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. The Company is in compliance with all such covenants as of November 2, 2002.

        Bank Credit Facility.    On September 19, 2000, the Company entered into a credit agreement with a group of lenders led by JPMorgan Chase Bank (the "Credit Agreement"). The Credit Agreement initially consisted of (a) term loans in an aggregate principal amount of $425.0 million (consisting of $125.0 million in Term Loan A and $300.0 million in Term Loan B) and (b) a $175.0 million revolving working capital facility (including a maximum of $125.0 million in letters of credit). After giving effect to the prepayment of indebtedness with the proceeds of the offering of the Senior Subordinated Notes, the Company had no indebtedness under Term Loan A and $218.0 million under Term Loan B. The weighted average interest rate in effect on all borrowings under the term loan was 7.7% during the first nine months of fiscal 2002.

        Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus an applicable margin, depending on the total debt to consolidated EBITDA ratio. The Company is required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. As of November 2, 2002, borrowings under the working capital facility were $27.0 million and outstanding letters of credit were $38.5 million.

        All of the obligations under the Credit Agreement are guaranteed by the Company's 100% owned subsidiaries that are not special purpose vehicles organized for the purpose, and engaged solely in the business, of owning real property. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company's tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

        The Credit Agreement requires the Company to meet certain financial tests including, without limitation, a maximum total debt to consolidated EBITDA ratio, a minimum interest and rental expense coverage ratio and a minimum consolidated EBITDA. In addition, the Credit Agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, dividends or prepayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. On November 1, 2002, the Company amended the Credit Agreement to change the maximum total debt to consolidated EBITDA (leverage) ratio from

3.75 to 4.0 for the four fiscal quarters ended November 2, 2002. The Company is in compliance with all covenants as of November 2, 2002 and expects to be in compliance with all covenants for the remainder of fiscal 2002. The Company has initiated discussions with its Credit Agreement lenders to seek relief beyond fiscal 2002 in connection with its leverage ratio, which otherwise becomes 3.25 for the four fiscal quarters ending May 3, 2003.

        The indenture related to the Senior Subordinated Notes restricts and the Credit Agreement prohibits the payment of cash dividends.

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

        As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10.0% and a floor with a strike of 8.39%, on a notional amount of $150.0 million of its term loan. At inception, the derivative was designated, and continues to qualify, as a highly-effective cash-flow hedge of the Company's forecasted variable interest rate payments due on the term loan. The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at fair value, included in other noncurrent liabilities, with the related unrealized loss on this cash-flow hedge, net of tax, recorded in stockholders' equity and classified as accumulated other comprehensive loss. The fair value of the derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle for in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value. The Company does not expect any accumulated other comprehensive loss currently recorded in stockholders' equity to be recognized in its statement of operations in fiscal 2002.

        The impact of this cash-flow hedge is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(in millions, except per share data)
Net earnings (loss)	$0.1	$(60.9)	$6.3	$(183.4)
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	(0.6)	(2.7)	(1.7)	(3.1)

Comprehensive earnings (loss)	$(0.5)	$(63.6)	$4.6	$(186.5)

Note 6. Interest Expense, Net

        Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Term loan	$4.2	$8.0	$12.6	$26.5
Working capital facility	0.6	—	1.2	—
Senior subordinated notes	4.4	—	13.1	—
Lease obligations	5.2	5.1	15.4	15.5
Mortgages	0.4	0.4	1.2	1.2
Amortization of deferred financing costs	0.4	0.6	1.4	1.7
Interest income	(0.1)	(0.4)	(0.1)	(1.9)
Other	1.9	2.3	5.3	6.8

Interest expense, net	$17.0	$16.0	$50.1	$49.8

Note 7. Common Stock

        As of November 2, 2002 and February 2, 2002, there were 100 million shares authorized of $0.01 par value common stock. The following table summarizes the change in the number of shares of common stock during the first nine months of fiscal 2002.

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance, February 2, 2002	30,099,510	(45,303)	30,054,207
Stock options exercised	—	16,985	16,985

Balance, November 2, 2002	30,099,510	(28,318)	30,071,192

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

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended November 2, 2002
Sales	$971.6	$589.1	$—	$(589.1)	$971.6
Cost of goods sold	(700.4)	(590.7)	—	589.1	(702.0)

Gross profit (loss)	271.2	(1.6)	—	—	269.6
Selling, general and administrative expenses	(233.4)	1.3	0.8	—	(231.3)
Depreciation and amortization	(19.0)	(1.7)	(0.4)	—	(21.1)

Operating earnings (loss)	18.8	(2.0)	0.4	—	17.2
Interest expense, net	(16.4)	(0.2)	(0.4)	—	(17.0)
Equity in loss of subsidiaries	(2.2)	—	—	2.2	—

Earnings (loss) before income taxes	0.2	(2.2)	—	2.2	0.2
Income tax provision	(0.1)	—	—	—	(0.1)

Net earnings (loss)	$0.1	$(2.2)	$—	$2.2	$0.1

For the 13 Weeks Ended November 3, 2001
Sales	$985.9	$589.5	$—	$(589.5)	$985.9
Cost of goods sold	(704.0)	(596.8)	—	589.5	(711.3)

Gross profit (loss)	281.9	(7.3)	—	—	274.6
Selling, general and administrative expenses	(233.4)	1.4	0.9	—	(231.1)
Depreciation and amortization	(15.9)	(2.0)	(0.4)	—	(18.3)
Amortization of goodwill	(66.4)	—	—	—	(66.4)

Operating earnings (loss)	(33.8)	(7.9)	0.5	—	(41.2)
Interest expense, net	(15.6)	—	(0.4)	—	(16.0)
Equity in loss of subsidiaries	(4.7)	—	—	4.7	—

Loss before income taxes	(54.1)	(7.9)	0.1	4.7	(57.2)
Income tax benefit (provision)	(6.8)	3.1	—	—	(3.7)

Net loss	$(60.9)	$(4.8)	$0.1	$4.7	$(60.9)

For the 39 Weeks Ended November 2, 2002
Sales	$2,935.6	$1,780.0	$—	$(1,780.0)	$2,935.6
Cost of goods sold	(2,114.0)	(1,782.5)	—	1,780.0	(2,116.5)

Gross profit (loss)	821.6	(2.5)	—	—	819.1
Selling, general and administrative expenses	(701.9)	3.9	2.6	—	(695.4)
Depreciation and amortization	(56.8)	(5.1)	(1.3)	—	(63.2)

Operating earnings (loss)	62.9	(3.7)	1.3	—	60.5
Interest expense, net	(48.1)	(0.7)	(1.3)	—	(50.1)
Equity in loss of subsidiaries	(4.4)	—	—	4.4	—

Earnings (loss) before income taxes	10.4	(4.4)	—	4.4	10.4
Income tax provision	(4.1)	—	—	—	(4.1)

Net earnings (loss)	$6.3	$(4.4)	$—	$4.4	$6.3

For the 39 weeks Ended November 3, 2001
Sales	$2,960.8	$1,759.9	$—	$(1,759.9)	$2,960.8
Cost of goods sold	(2,123.5)	(1,772.8)	—	1,759.9	(2,136.4)

Gross profit (loss)	837.3	(12.9)	—	—	824.4
Selling, general and administrative expenses	(698.2)	4.3	2.6	—	(691.3)
Depreciation and amortization	(50.4)	(5.5)	(1.1)	—	(57.0)
Amortization of goodwill	(199.1)	—	—	—	(199.1)

Operating earnings (loss)	(110.4)	(14.1)	1.5	—	(123.0)
Interest expense, net	(47.4)	(1.1)	(1.3)	—	(49.8)
Equity in loss of subsidiaries	(9.2)	—	—	9.2	—

Earnings (loss) before income taxes	(167.0)	(15.2)	0.2	9.2	(172.8)
Income tax benefit (provision)	(16.4)	5.8	—	—	(10.6)

Net earnings (loss)	$(183.4)	$(9.4)	$0.2	$9.2	$(183.4)

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of November 2, 2002
Cash and cash equivalents	$13.9	$—	$0.3	$—	$14.2
Merchandise inventories	170.6	31.2	—	—	201.8
Other current assets	120.3	3.8	0.2	—	124.3

Total current assets	304.8	35.0	0.5	—	340.3
Property and equipment, net	514.7	58.1	30.9	—	603.7
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	44.8	—	—	(44.8)	—
Other noncurrent assets	158.6	—	0.7	(5.7)	153.6

Total assets	$1,456.9	$93.1	$32.1	$(50.5)	$1,531.6

Current liabilities	$292.5	$13.2	$0.9	$—	$306.6
Long-term debt	418.2	—	21.5	—	439.7
Long-term lease obligations	177.2	6.6	—	—	183.8
Other noncurrent liabilities	219.2	37.7	—	(5.7)	251.2
Stockholders' equity	349.8	35.6	9.7	(44.8)	350.3

Total liabilities and stockholders' equity	$1,456.9	$93.1	$32.1	$(50.5)	$1,531.6

As of February 2, 2002
Cash and cash equivalents	$24.6	$—	$—	$—	$24.6
Merchandise inventories	159.9	25.8	—	—	185.7
Other current assets	128.5	3.6	0.5	—	132.6

Total current assets	313.0	29.4	0.5	—	342.9
Property and equipment, net	478.7	62.4	31.3	—	572.4
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	49.2	—	—	(49.2)	—
Other noncurrent assets	149.0	—	0.8	(3.6)	146.2

Total assets	$1,423.9	$91.8	$32.6	$(52.8)	$1,495.5

Current liabilities	$264.7	$9.0	$0.8	$—	$274.5
Long-term debt	418.8	—	21.8	—	440.6
Long-term lease obligations	164.3	8.5	—	—	172.8
Other noncurrent liabilities	231.7	35.1	—	(3.6)	263.2
Stockholders' equity	344.4	39.2	10.0	(49.2)	344.4

Total liabilities and stockholders' equity	$1,423.9	$91.8	$32.6	$(52.8)	$1,495.5

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 39 Weeks Ended November 2, 2002
Operating Activities
Cash provided by operating activities	$49.5	$3.1	$1.4	$—	$54.0

Investing Activities
Property and equipment expenditures, including technology investments	(71.3)	(1.9)	(0.9)	—	(74.1)

Cash used for investing activities	(71.3)	(1.9)	(0.9)	—	(74.1)

Financing Activities
Borrowings under the working capital facility	27.0	—	—	—	27.0
Decrease in capital lease obligations	(10.1)	(2.0)	—	—	(12.1)
Repayment of industrial revenue bonds	(6.4)	—	—	—	(6.4)
Borrowing of other debt	1.7	—	(0.2)	—	1.5
Repayment of the term loan	(0.5)	—	—	—	(0.5)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Intercompany equity transactions	(0.5)	0.8	(0.3)		—

Cash provided by (used for) financing activities	11.4	(1.2)	(0.5)	—	9.7

Decrease in cash and cash equivalents	(10.4)	—	—	—	(10.4)
Cash and cash equivalents at beginning of period	24.3	—	0.3	—	24.6

Cash and cash equivalents at end of period	$13.9	$—	$0.3	$—	$14.2

For the 39 Weeks Ended November 3, 2001
Operating Activities
Cash provided by operating activities	$39.4	$3.8	$2.3	$—	$45.5

Investing Activities
Property and equipment expenditures, including technology investments	(79.1)	—	(1.0)	—	(80.1)

Cash used for investing activities	(79.1)	—	(1.0)	—	(80.1)

Financing Activities
Decrease in capital lease obligations	(8.8)	(2.1)	—	—	(10.9)
Repayment of the term loan	(7.0)	—	—	—	(7.0)
Repayment of other debt	0.1	—	(0.3)	—	(0.2)
Intercompany equity transactions	32.8	(31.7)	(1.1)	—	—

Cash used for financing activities	17.1	(33.8)	(1.4)	—	(18.1)

Decrease in cash and cash equivalents	(22.6)	(30.0)	(0.1)	—	(52.7)
Cash and cash equivalents at beginning of period	38.5	45.8	0.3	—	84.6

Cash and cash equivalents at end of period	$15.9	$15.8	$0.2	$—	$31.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth selected consolidated statements of operations data (in millions):

	13 Weeks Ended				39 Weeks Ended
	November 2, 2002		November 3, 2001		November 2, 2002		November 3, 2001
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$971.6	100.0%	$985.9	100.0%	$2,935.6	100.0%	$2,960.8	100.0%

Gross profit	$269.6	27.8%	$274.6	27.9%	$819.1	27.9%	$824.4	27.8%
Selling, general and administrative expenses	(231.3)	(23.8)	(231.1)	(23.4)	(695.4)	(23.7)	(691.3)	(23.3)
Depreciation and amortization	(21.1)	(2.2)	(18.3)	(1.9)	(63.2)	(2.2)	(57.0)	(1.9)
Amortization of goodwill	—	—	(66.4)	(6.8)	—	—	(199.1)	(6.7)

Operating earnings (loss)	17.2	1.8	(41.2)	(4.2)	60.5	2.0	(123.0)	(4.1)
Interest expense, net	(17.0)	(1.8)	(16.0)	(1.6)	(50.1)	(1.7)	(49.8)	(1.7)

Earnings (loss) before income taxes	0.2	—	(57.2)	(5.8)	10.4	0.3	(172.8)	(5.8)
Income tax provision	(0.1)	—	(3.7)	(0.4)	(4.1)	(0.1)	(10.6)	(0.4)

Net earnings (loss)	$0.1	—%	$(60.9)	(6.2)%	$6.3	0.2%	$(183.4)	(6.2)%

        Sales.    Sales in the third quarter of fiscal 2002 were $971.6 million compared to $985.9 million in fiscal 2001. For the nine-month periods of fiscal 2002 and fiscal 2001, sales were $2,935.6 million and $2,960.8 million, respectively. The sales decrease in the third quarter of fiscal 2002 was due to lower same-store sales of 2.6% and closed stores, partially offset by new store sales. Sales in the nine-month period of fiscal 2002 were impacted by a same-store sales decrease of 1.7% and closed stores, partially offset by new store sales. Same-store sales represent stores opened the entire third quarter and nine-month period in both fiscal 2002 and fiscal 2001, including replacement stores and enlargements. We believe sales were negatively impacted by weak economic conditions and declining consumer confidence in our region and its resultant effect on consumer spending. These same conditions resulted in continued promotional activity within our marketplace. The Company operated 143 and 141 supermarkets at the end of the third quarters of fiscal 2002 and fiscal 2001, respectively.

        Gross Profit.    Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the third quarter of fiscal 2002 was $269.6 million or 27.8% of sales compared to $274.6 million or 27.9% of sales in fiscal 2001; the decrease in gross profit dollars in the third quarter of fiscal 2002 is due to lower sales. For the nine-month period of fiscal 2002, gross profit was $819.1 million or 27.9% of sales compared to $824.4 million or 27.8% in fiscal 2001; the decrease in gross profit dollars in the nine-month period of fiscal 2002 was primarily due to lower sales and higher shrink, partially offset by higher vendor allowances and rebates.

        Selling, General and Administrative Expenses ("SG&A").    SG&A in the third quarter of fiscal 2002 increased $0.2 million compared to fiscal 2001 and increased $4.1 million in the nine-month period of fiscal 2002 compared to fiscal 2001. The increase in SG&A in the third quarter of fiscal 2002 was primarily due to higher labor and labor-related expenses as well as higher rent and real estate taxes, partially offset by lower administrative expenses. The increase in SG&A in the nine-month period of fiscal 2002 was primarily due to higher labor and labor-related expenses, including a charge in the first quarter of fiscal 2002 of $2.0 million related to a labor buyout program, as well as higher rent and real estate taxes, partially offset by lower administrative expenses and favorable customer accident claims expense; SG&A in the nine-month period of fiscal 2001 included a charge of $1.8 million related to the closing of two under-performing stores and is net of income of $3.3 million resulting from the partial settlement of a lawsuit related to manufacturer price fixing of prescription drugs. As a percentage of sales, SG&A was 23.8% in the third quarter and 23.7% in the nine-month period of fiscal 2002 compared to 23.4% in the third quarter and 23.3% in the nine-month period of fiscal 2001, respectively.

        Depreciation and Amortization.    Depreciation and amortization of $21.1 million in the third quarter of fiscal 2002 was $2.8 million higher than the $18.3 million in fiscal 2001. For the nine-month period of fiscal 2002, depreciation and amortization was $63.2 million compared to $57.0 million in fiscal 2001. The increase in depreciation and amortization expense in the third quarter and nine-month period of fiscal 2002 compared to fiscal 2001 was primarily due to the impact of our stepped up capital program and technology initiatives.

        Amortization of Goodwill.    In accordance with SFAS No. 142, effective with the beginning of fiscal 2002, the Company no longer amortizes goodwill but rather evaluates it at least annually for impairment. Amortization expense in the third quarter and nine-month period of fiscal 2001 was $66.4 million and $199.1 million, respectively. During the first quarter of fiscal 2002, based on an independent evaluation of its fair value, the Company concluded that there was no impairment of its goodwill.

        Operating Earnings (Loss).    Operating earnings in the third quarter of fiscal 2002 were $17.2 million compared to an operating loss of $41.2 million in fiscal 2001. For the nine-month period of fiscal 2002, operating earnings were $60.5 million compared to an operating loss of $123.0 million in fiscal 2001. Excluding the amortization of goodwill, operating earnings for the third quarter and nine-month period of fiscal 2001, on a proforma basis, were $25.2 million and $76.1 million, respectively. The decrease in operating earnings in the third quarter of fiscal 2002 compared to the proforma operating earnings in fiscal 2001 was primarily due to lower gross profit. The decrease in operating earnings in the nine-month period of fiscal 2002 compared to the proforma operating earnings in fiscal 2001 was due to lower gross profit as well as higher SG&A and depreciation and amortization.

        Interest Expense, Net.    Interest expense was $17.0 million in the third quarter of fiscal 2002 compared to $16.0 million in fiscal 2001 and $50.1 million for the nine-month period of fiscal 2002 compared to $49.8 million in fiscal 2001. The increase in interest expense in the third quarter and nine-month period of fiscal 2002 compared to fiscal 2001 was due to increased borrowings, partially offset by lower interest rates.

        Income Tax Provision.    The income tax provision of $0.1 million and $4.1 million, respectively, in the third quarter and nine-month period of fiscal 2002 was based on an effective income tax rate of 39.6% for the full fiscal year. The income tax provision of $3.7 million and $10.6 million, respectively, in the third quarter and nine-month period of fiscal 2001 was based on an effective income tax rate of 40.3% for the full fiscal year, excluding the nondeductible amortization of goodwill. During the nine-month period of fiscal 2002, the Company made income tax payments of $3.1 million and received income tax refunds of $0.3 million. During the nine-month period of fiscal 2001, the Company made income tax payments of $0.8 million.

        Summary of Operations.    The Company's net earnings in the third quarter of fiscal 2002 were $0.1 million compared to a net loss of $60.9 million in fiscal 2001. For the nine-month period of fiscal 2002, net earnings were $6.3 million compared to a net loss of $183.4 million in fiscal 2001. Excluding the amortization of goodwill, net earnings for the third quarter and nine-month period of fiscal 2001, on a proforma basis, were $5.5 million and $15.7 million, respectively. The decrease in net earnings in fiscal 2002 compared to the proforma net earnings in fiscal 2001 is primarily due to lower operating earnings.

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

        Our measurement of EBITDA, as presented below (in millions), may not be comparable to similarly titled measures reported by other companies:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net earnings (loss)	$0.1	$(60.9)	$6.3	$(183.4)
Proforma adjustments:
Amortization of goodwill	—	66.4	—	199.1

Net earnings, as adjusted	0.1	5.5	6.3	15.7
Adjustments to calculate EBITDA:
LIFO charge	0.5	0.6	1.5	1.5
Depreciation and amortization	21.1	18.3	63.2	57.0
Interest expense, net	17.0	16.0	50.1	49.8
Income tax provision	0.1	3.7	4.1	10.6

EBITDA	$38.8	$44.1	$125.2	$134.6

Liquidity and Capital Resources

        Cash Flows.    The following table sets forth certain consolidated statements of cash flow data (in millions):

	39 Weeks Ended
	November 2, 2002	November 3, 2001
Cash provided by (used for):
Operating activities	$54.0	$45.5
Investing activities	(74.1)	(80.1)
Financing activities	9.7	(18.1)

        Cash provided by operating activities was $54.0 million and $45.5 million in the first nine months of fiscal 2002 and fiscal 2001, respectively. The increase in cash provided by operating activities was primarily due to a reduction in cash interest paid. Cash used for investing activities was $74.1 million and $80.1 million in the first nine months of fiscal 2002 and fiscal 2001, respectively. The decrease in cash used for investing activities was primarily due to a decrease in expenditures for property and equipment. Cash provided by financing activities was $9.7 million in the first nine months of fiscal 2002 compared to cash used for financing activities of $18.1 million in the first nine months of fiscal 2001. The increase in cash provided for financing activities was primarily due to borrowings under the working capital facility.

        Debt Service and Liquidity.    On January 29, 2002, we issued $200.0 million aggregate principal amount of unregistered 8.75% Senior Subordinated Notes due 2012 (the "Notes"), which pay cash interest on a semi-annual basis. The proceeds from the issuance of the Notes were used to repay a portion of our outstanding loans under our bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of our outstanding industrial revenue bonds. During the first quarter of fiscal 2002, we completed an exchange offer pursuant to which all of the Notes were exchanged for $200.0 million aggregate principal amount of our registered 8.75% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. We are in compliance with all Senior Subordinated Notes covenants as of November 2, 2002.

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

        The amount of Term Loan B principal payments required each year as of November 2, 2002 are as follows (in millions):

Fiscal Years	Principal Payments
2002	$0.2
2003	0.7
2004	0.7
2005	54.2
2006	107.7
2007	54.0

Total	$217.5

        Under the working capital facility, which expires on July 15, 2005, we can borrow an amount up to $175.0 million, including a maximum of $125.0 million in letters of credit. Borrowings under the working capital facility were $27.0 million and $34.3 million as of November 2, 2002 and December 3, 2002, respectively. Letters of credit of $38.5 million and $41.0 million were outstanding as of November 2, 2002 and December 3, 2002, respectively.

        Borrowings under the Credit Agreement are secured by substantially all of our assets, other than certain specific assets secured by third-party mortgages. The Credit Agreement contains certain covenants and other terms. On November 1, 2002, we amended the Credit Agreement to change the maximum total debt to consolidated EBITDA (leverage) ratio from 3.75 to 4.0 for the four fiscal quarters ended November 2, 2002. We were in compliance with all covenants in the Credit Agreement as of November 2, 2002, and, we expect to be in compliance with such convenants for the remainder of fiscal 2002. We have initiated discussions with our Credit Agreement lenders to seek relief beyond fiscal 2002 in connection with our leverage ratio, which otherwise becomes 3.25 for the four fiscal quarters ending May 3, 2003. We believe that cash flows generated from operations, supplemented by the unused borrowing capacity under the working capital facility and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under the Credit Agreement. There are no credit agency ratings-related triggers in either our Credit Agreement or in the indenture relating to the Senior Subordinated Notes that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

        The indenture related to the Senior Subordinated Notes restricts and the Credit Agreement prohibits the payment of cash dividends.

        Market Risk.    Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. As part of our overall strategy to manage the level of exposure to interest rate risk, in July 2001, we entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10.0% and a floor with a strike of 8.39%, on a notional amount of $150.0 million of our term loan. Variable rate debt outstanding under our term loan was $217.5 million on November 2, 2002. As of November 2, 2002, the weighted average interest rate in effect on all borrowings under our term loan, including the impact of the zero-cost collar on $150.0 million of our term loan, was 7.7%. A 1% change in interest rates applied to the $67.5 million balance of floating-rate term loan debt would affect pre-tax annual results of operations by approximately $0.7 million. We also have $200.0 million of Senior Subordinated Notes outstanding on November 2, 2002, which bear interest payable semi-annually at a fixed rate of 8.75%, and are therefore not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

        Capital Expenditures.    Capital expenditures in the third quarter and nine-month period of fiscal 2002, including property acquired under capital leases and technology investments, were $23.8 million and $100.3 million, respectively, compared to $34.7 million and $83.5 million, respectively, in the third quarter and nine-month period of fiscal 2001. During the first nine months of fiscal 2002, we opened six new stores, three of which were replacement stores, closed one store and renovated ten stores; in addition, we have installed new point-of-sale equipment in 137 stores and self-checkout systems in 73 stores. During the remaining three months of fiscal 2002, we will open one additional store, renovate one store and complete our point-of-sale and self-checkout installations. Capital expenditures for fiscal 2002, including property to be acquired under capital leases and technology investments, are anticipated to be approximately $120.0 million.

        Pension Plans.    The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all non-union and certain union associates and an unfunded excess plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. Additionally, the Company has entered into individual retirement agreements with certain current and retired executives providing for unfunded supplemental pension benefits.

        Our pension income for all pension plans approximated $6.8 million and $6.6 million for the 39 weeks ended November 2, 2002 and November 3, 2001, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Qualified Plan assets of 9.5%. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries, including their review of asset class return expectations by several respected consultants and economists as well as long-term inflation assumptions. Projected returns by such consultants and economists are based on broad equity and bond indices. We also considered our historical 10-year and 20-year compounded returns of 11.7% and 13.6%, respectively, which have been in excess of these broad equity and bond benchmark indices. We anticipate that our investment managers will continue to generate long-term returns of at least 9.5%. Our expected long-term rate of return on Qualified Plan assets is based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return of 11%, and 30% with fixed income managers, with an expected long-term rate of return of 6%. Because of market fluctuation, our actual asset allocation as of September 30, 2002 was 65% with equity managers and 35% with fixed income managers. We believe, however, that our long-term asset allocation on average will approximate 70% with equity managers and 30% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. We continue to believe that 9.5% is a reasonable long-term rate of return on our Qualified Plan assets, despite the recent market downturn in which our Qualified Plan assets had a loss of 9.4% for the nine months ended September 30, 2002. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

        We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. Over the 20 years prior to our plan of reorganization in fiscal 2000, we had generated and amortized unrecognized net actuarial gains. As a result of our plan of reorganization in fiscal 2000, unrecognized net actuarial gains of approximately $56.3 million were recorded on our consolidated balance sheet as part of fresh-start reporting. Since the completion of our plan of reorganization, we generated unrecognized net actuarial losses due to the unfavorable performance of the equity markets. As of September 30, 2002 we had cumulative losses of approximately $61.8 million which remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial losses result in decreases in our future pension income depending on several factors, including whether such losses at each measurement date exceed the corridor in accordance with SFAS No. 87, "Employers' Accounting for Pensions".

        The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7.25% at December 31, 2001 to 6.75% at September 30, 2002. Due to the effect of the unrecognized actuarial losses and based on an expected rate of return on our Qualified Plan assets of 9.5%, a discount rate of 6.75% and various other assumptions, we estimate that our pension income for all pension plans will approximate $7.5 million, $3.4 million and $1.5 million in fiscal 2003, fiscal 2004 and fiscal 2005, respectively. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our pension plans.

        Lowering the expected long-term rate of return on our Qualified Plan assets by 0.5% (from 9.5% to 9.0%) would have reduced our pension income for fiscal 2002 by approximately $1.3 million. Lowering the discount rate and the salary increase assumptions by 0.5% would have increased our pension income for fiscal 2002 by approximately $0.3 million.

        The value of our Qualified Plan assets has decreased from $240.5 million at December 31, 2001 to $212.5 million at September 30, 2002.    The investment performance returns and declining discount rates have reduced our overfunded Qualified Plan, net of benefit obligations, from $91.5 million at December 31, 2001 to $56.0 million at September 30, 2002. Despite the recent reductions in the funded status of our Qualified Plan, we believe that, based on our actuarial assumptions and due to the overfunded status of our Qualified Plan, we will not be required to make any cash contributions to our Qualified Plan for at least the next three years.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended February 2, 2002 are those that depend most heavily on these judgments and estimates. As of November 2, 2002, there have been no material changes to any of the critical accounting policies contained therein.

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

Item 4. Controls and Procedures

        Within 90 days before the filing of this Form 10-Q, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  1)
  Exhibits:

3.1:	Amended and Restated Bylaws of the Company.
10.1:	Amendment No. 2 to the Credit Agreement among the Company, Lenders party thereto and JPMorgan Chase Bank as Administrative Agent, dated November 1, 2002.
10.2:	Amended and Restated Employment Agreement dated as of November 20, 2002 between Eileen Scott and the Registrant.
10.3:	Amended and Restated Employment Agreement dated as of November 20, 2002 between Frank Vitrano and the Registrant.
99.1:	Certificate of Eileen R. Scott, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.2:	Certificate of Frank G. Vitrano, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
  2)
  Reports on Form 8-K:

        On September 13, 2002, we filed a report on Form 8-K with the SEC regarding Regulation FD disclosure. Each of the Principal Executive Officer, James L. Donald, and Principal Financial Officer, Frank G. Vitrano, of the Registrant, submitted to the SEC sworn statements pursuant to SEC Order No. 4-460.

        On October 17, 2002, we filed a report on Form 8-K with the SEC announcing the elections of Eileen R. Scott as Chief Executive Officer and a director and of Frank G. Vitrano as President. We also announced that our current Chairman, Chief Executive Officer and President, James L. Donald, will leave the Company by the end of October to join Starbucks and that Steven Volla, a member of our Board of Directors, will become our non-executive Chairman.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHMARK STORES, INC.
	By	/s/ FRANK G. VITRANO Frank G. Vitrano President and Chief Financial Officer
	By	/s/ JOSEPH W. ADELHARDT Joseph W. Adelhardt Senior Vice President, Controller and Chief Accounting Officer
Date: December 17, 2002

Certifications

I, Eileen R. Scott, certify that:

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (i)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (i)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (ii)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EILEEN R. SCOTT Eileen R. Scott Chief Executive Officer
Date: December 17, 2002

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (i)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (iv)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (v)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRANK G. VITRANO Frank G. Vitrano President and Chief Financial Officer
Date: December 17, 2002

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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications