Form 10-K
period 2003-02-01
PATHMARK STORES INC
filed 2003-04-30
CIK 95585

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 1, 2003	Commission File Number 1-5287

Pathmark Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2879612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Milik Street	07008
Carteret, New Jersey (Address of principal executive office)	(Zip Code)

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

Yes    ☒                  No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    ☒                  No    ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    ☒                  No    ☐

        As of April 2, 2003, 30,071,192 shares of Common Stock were outstanding. As of August 2, 2002, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock was $471,881,954 (based upon the closing price as reported by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers.

        Documents incorporated by reference: Part III of this Annual Report on Form 10-K incorporates by reference information to the extent specific sections are referred to herein from the Proxy Statement for its Annual Meeting to be held on June 13, 2003 (the "2003 Proxy Statement"), to be filed within 120 days after the end of the fiscal year ended February 1, 2003.

Forward-Looking Information

        This report and the documents incorporated by reference into this report contain both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiatives, the ability to borrow funds under our credit facilities, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words "may", "will", "believe", "expect", "anticipate", "intend", "project" and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could negatively affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

  •
  changes in business and economic conditions and other adverse conditions in our markets;

  •
  unanticipated environmental damages;

  •
  increased competition;

  •
  increased labor costs and/or labor disruptions;

  •
  reliance on third-party suppliers;

  •
  our ability to successfully implement our renovation and expansion strategies; and

  •
  natural disasters.

        For a discussion of these factors, see Item 1—Business—Factors Affecting Our Business and Prospects.

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

        We are a leading supermarket chain in the Northeast, operating 144 stores in the densely populated New York-New Jersey and Philadelphia metropolitan areas. We pioneered the development of the large supermarket/drugstore format in the Northeast, opening our first store of this kind in 1977. Operating in the New York-New Jersey and Philadelphia metropolitan areas for over 35 years, we have successfully developed a leading supermarket franchise with strong brand name recognition and customer loyalty. We believe we are the largest supermarket chain operating under a single banner in our market area in terms of sales. We focus our operations on this market area, where we believe we can maintain and build upon our strong market presence and achieve additional operating economies. All of our stores are located within 100 miles of our corporate office in Carteret, New Jersey and of our company-operated and outsourced distribution facilities. The proximity of these distribution facilities to our stores enables us to maintain better in-stock conditions and lower distribution costs. Our market area includes some of the most densely populated regions of the United States, representing approximately 10% of the U.S. population and encompassing two of the five largest U.S. metropolitan areas by population, namely New York and Philadelphia. We believe that the high population density in our markets coupled with the geographic concentration of our stores provide substantial opportunities for economies of scale.

Stores

        Highly Productive, Modern-Format Store Base.    Our stores are among the most productive in the industry. During fiscal 2002, we generated sales per store and sales per selling square foot of $28.2 million and $724, respectively, compared to industry averages of approximately $19.2 million and $563, respectively. Our stores average approximately 52,300 square feet in size and are approximately 19% larger than the average U.S. supermarket. We design our stores to provide customers with "one-stop" shopping with a wide assortment of foods and general merchandise, as well as a host of additional conveniences, including 131 in-store full-service pharmacies and a wide array of financial services offered by 88 in-store banks. We are a leading filler of prescriptions among our supermarket competitors in the New York-New Jersey and Philadelphia metropolitan areas and, through our agreements with Fleet Bank and New York Community Bank, we believe we are the leading provider of in-store banking services in our market area.

        Below is a summary of the range of our store sizes as of February 1, 2003:

Total Square Feet	Number of Stores
Greater than 60,000	17
50,001—60,000	79
40,000—50,000	36
Less than 40,000	12

Total	144

*
Unless otherwise indicated, all information in Item 1 is given as of February 1, 2003.

        115 of our stores are in the greater New York-New Jersey metropolitan area and 29 of our stores are in the greater Philadelphia metropolitan area. Our stores are generally well situated in high traffic urban and suburban locations where we have established a loyal customer base and where we believe we are well positioned against new competitive entrants. Given the prime locations of our stores coupled with a format that offers our customers a convenient, "one-stop" shopping experience, our stores are among the most productive in our industry.

        Prime Real Estate Locations.    Our many years of operation in our market area have allowed us to establish a store presence in highly desirable urban and suburban locations. Our well situated stores give us a strong position against new competitive entrants as our store portfolio would be difficult to replicate.

        Provide Superior Customer Service and Store-Level Execution.    We believe we differentiate ourselves by, among other things, our focus on customer service. To ensure the implementation of our high customer service standards, we rely on a store evaluation program whereby "mystery shoppers" visit our stores and rate each store on a variety of customer service attributes. One of our top priorities is to continue our strong execution in the area of food safety, which, through our surveys, we have found to be a top criterion by which customers choose a supermarket. We intend to continue to develop and improve store-level execution through programs that emphasize proactive, interpersonal communication between store associates and customers.

        Reduce Operating Expenses.    We consistently evaluate our business in an effort to reduce operating expenses without affecting our overall objective of providing a high level of customer service. Currently, we have a number of initiatives in place to accomplish this goal. For example, our labor initiative is intended to increase associate productivity through the increased use of technology, such as more efficient point-of-sale equipment. We also have a program called "Best Ball," which is designed to identify the best operating practices in use by certain stores and implement these best practices throughout our chain. These operating practices include maximizing efficient use of supplies and minimizing workers' compensation and customer accident claims.

Merchandising

        Strong and Differentiated Merchandising.    We believe that our merchandising and marketing programs allow us to differentiate our product and service offering to our customers. We also believe that our large stores and the experience of our category managers and store operators allow us to respond to the varying product demands of our customers with effective merchandising, which is important given the diverse ethnic makeup of the communities in which we operate. In addition, we offer over 3,500 private label products under the "Pathmark" name. Given our leading position in our market area, our high customer count and our established marketing expertise, we are also able to offer vendors significant opportunities to market their products effectively in a desirable market area. As a result, we believe we are well-positioned to realize purchasing and cooperative marketing benefits from vendors.

        Our merchandising strategy is designed to offer a "one-stop" shopping experience that leverages our large store format and strong category management skills to provide a differentiated product and service offering for our customers, while allowing us to merchandise our higher margin products more effectively. In addition, we believe our focus on perishables, ethnic merchandising and private label has increased customer loyalty, while providing higher margins and profitability.

        Perishables.    We believe that the quality of perishable items, particularly produce, is an important factor for consumers when choosing where to shop. Beginning in fiscal 2001, we raised our focus on produce to the "next level." Produce managers, general and assistant store managers and even members of senior management undergo produce training designed to educate them on all aspects of running a high quality and profitable produce department. We introduced into our advertisements "Produce Pete," a local television personality who appears on a television show on weekend mornings devoted to tips on shopping for fresh fruits and vegetables. We also continue to focus on our fresh seafood department which has shown steady growth. In addition, we have redesigned our bakery departments and modified its offerings to improve profitability by reducing shrink, lowering operating costs and improving the departmental product mix.

        Ethnic Merchandising.    Being located in the New York-New Jersey and Philadelphia metropolitan areas, we serve a highly diverse customer base, very often within the neighborhood of a given store. We effectively vary our product offerings across our store base in order to satisfy the various food preferences of our diverse customer base. We believe that our large stores and the experience of our category managers and store operators allow us to respond to the varying product demands of our customers with effective merchandising, which is especially important given the diversity of the communities in which we operate.

        Private Label.    We have a large variety of private label products under the "Pathmark" name. Over 3,500 Pathmark private label products are currently available, which we believe provide substantial value to our customers and increases overall customer loyalty. New, updated packaging for our entire line of private label products has helped to strengthen our brand positioning.

        Gross Profit.    We intend to continue to focus on improving our profitability by capitalizing on our large store format, which affords us the flexibility to more effectively merchandise a broader array of products and services, including higher margin products. An integral part of our merchandising and marketing effort is to promote increased customer traffic for our stores through our various convenience service departments, such as in-store pharmacies and banks. Furthermore, we plan to leverage the Pathmark Advantage Card loyalty program, which facilitates more effective category management and offers us the opportunity to more efficiently target sales promotions while strengthening our customer base. We also intend to increase our focus on, and merchandising of, our private label products as they generally provide higher margins than comparable branded products. Gross profit improvement initiatives will also include a focus on inventory control, efficient ordering and shrink reduction.

Store Renovation and Expansion

        We continue to renovate our stores and expand our store base. We believe that keeping stores fresh and up-to-date is critically important, and our goal is to renovate each store approximately once every five years. The store renovation program for fiscal 2002 included 11 store renovations. At the end of fiscal 2002, approximately 82% of our stores were either new or have been renovated over the last five years. In addition to continually renovating our stores, we intend to further strengthen our position in our market area by selectively expanding our store base. During fiscal 2003, we expect to open three new stores, one of which will be a replacement store, close one store and complete 16 store renovations. By opening stores in our existing trade area, we believe we can increase our strong market presence and achieve additional operating economies.

        We continuously evaluate our stores for necessary renovations. A renovation involves capital expenditures in excess of $350,000 and typically increases customer traffic and sales, responds to customer demand, competes more effectively against new competitors or updates a particular format to our current prototype. In certain circumstances, we may decide to replace a store instead of conducting a major renovation due to population shifts, availability of a more attractive site or cost considerations.

        We spent $121.1 million on capital expenditures, including property acquired under capital leases and technology investments, in fiscal 2002. We expect to spend approximately $95 million on capital expenditures in fiscal 2003.

        The following table sets forth, for the periods indicated, our store development and renovation activities:

	Fiscal Year
	2002	2001	2000	1999	1998
Stores in operation at beginning of period	141	138	135	132	135
Opened or acquired during period	7	5	4	3	—
Closed during period	(4)	(2)	(1)	—	(3)

Stores in operation at end of period	144	141	138	135	132

Stores renovated during period	11	34	19	29	14

Advertising and Promotion

        As part of our marketing strategy, we emphasize value through competitive pricing and weekly sales and promotions, supported by extensive advertising. Our advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers, with an accent on the ethnic media and ad flyers distributed in stores and on radio. Effective February 7, 2003, we shifted our weekly ad from a Sunday start (Saturday end) to begin on Friday (Thursday end). This move addresses the continuing trend of an increasing number of consumers fulfilling their shopping needs between Friday and Sunday. We believe this will result in better in-stock conditions and more efficient use of our labor resources. We are the only major supermarket in our market area beginning its weekly ad on Friday, as other supermarkets break their ad on either Saturday or Sunday.

        We plan to continue to increase our focus on the Pathmark Advantage Card program to enhance our understanding of customer purchasing patterns and develop targeted sales promotions to our customer base. In addition, we have a website (www.pathmark.com) which offers promotional discounts and assorted on-line services.

        Given our leading position in our trade area, our large customer count and our established marketing expertise, we are able to offer vendors significant opportunities to feature their products effectively in a desirable market area. As a result, we believe we are well-positioned to realize purchasing and cooperative marketing benefits from our vendors.

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

        AmeriSource-Bergen Corp., one of the nation's leading pharmaceutical wholesalers, currently supplies all of our pharmacy products. In addition, we have an agreement with a third-party trucking company to transport our products from our outsourced and internally operated warehouse and distribution facilities to our stores. While we have an excellent relationship with our current distribution partners, should we need to find alternative distribution partners for any reason, we believe that alternative sources of supply would be available to us at market terms.

        Our general merchandise and health and beauty care products are internally supplied from our 290,000 square foot leased distribution center in Edison, New Jersey. We believe that our outsourced and internally provided warehouse and distribution facilities contain sufficient capacity for the continued expansion of our store base for the foreseeable future. All of our stores are within 100 miles of these distribution facilities.

Management Information Systems

        We implemented a new financial system in the fourth quarter of fiscal 2001 which enhanced our operational reporting and analytical tools. Similarly, our Wide Area Network was upgraded to take advantage of more reliable and faster frame relay technology which improved communications with stores. Beginning in early 2002, we installed the latest point-of-sale technology from International Business Machines Corporation ("IBM") in all our stores, which improved cashier productivity and customer service.

        In addition, after testing "self-checkout" equipment and realizing strong customer acceptance and repeat usage, we installed this feature in 73 stores, with the intent of both improving our customers' experience and lowering store-level operating costs. We are also in the process of implementing a new time and attendance system, with a view to allowing us to more effectively track store-level labor costs. In fiscal 2003, we plan to commence a multi-year project to upgrade our current merchandising system, which should assist us in maximizing SKU level profitability and improve in-store merchandising.

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

Competition

        The supermarket business is highly competitive. Our earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product acquisition and distribution and cost-effective store operations. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service. We compete against national, regional and local supermarkets, club stores, drug stores, convenience stores, discount merchandisers and other local retailers in our market area. Our principal supermarket competitors include Acme, A&P (trading under several banners), Foodtown, King Kullen, ShopRite and Stop & Shop.

Trade Names, Service Marks and Trademarks

        We have registered a variety of trade names, service marks and trademarks with the U.S. Patent and Trademark Office, including "Pathmark." We consider our Pathmark service marks to be of material importance to our business and actively defend and enforce such service marks.

Regulation

        Our business requires us to hold various licenses and to register certain of our facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, we are obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of our licenses or registrations. In addition, most of our licenses require periodic renewals. We have experienced no material difficulties with respect to obtaining or retaining our licenses and registrations.

Pathmark in the Community

        We are recognized as a long-standing, important member of the communities which we serve. This recognition is based upon our associates' involvement in important community outreach efforts, as well as our support, both financial and in kind, of numerous nonprofit charitable organizations. These include both large (e.g., American Cancer Society, March of Dimes and Children's Miracle Network) and small (e.g., local little leagues, scouts and religious institutions) charities, as well as Community Food Banks throughout our trade area.

Associates

        As of February 1, 2003, we employed approximately 26,000 people, of whom approximately 18,000 were employed on a part-time basis. Approximately 90% of our associates are covered by 15 collective bargaining agreements (typically having four-year terms) negotiated with 12 different local unions. During fiscal 2003, three contracts, covering approximately 3,200 associates, will expire. We do not anticipate any difficulty in renegotiating these contracts. We believe that our relationship with our associates is generally satisfactory.

        Our senior management team has significant experience, with our top four executives having worked in the industry for an average of 35 years. The current management team is led by Eileen Scott, who joined us in 1969 and became CEO in October 2002. Management has successfully implemented numerous operational initiatives which have served to increase our overall competitiveness and market share. Our management team and associates also own and hold options to purchase our common stock, with stock-based incentives reaching down to the assistant store manager level. In addition, a significant portion of management's total compensation is incentive based.

Available Information

        Our internet address is www.pathmark.com. We make available on our website, free of charge, press releases, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the "SEC") as soon as reasonable practicable after we electronically file or furnish it with the SEC, beginning February 1, 2003. We do not intend for information found on our website to be part of these documents.

Factors Affecting Our Business and Prospects

        Our industry is intensely competitive and the competition we encounter may have a negative impact on the prices we may charge for our products, our revenues and profitability.    The supermarket business is highly competitive and is characterized by high inventory turnover and narrow profit margins. Our results of operations are therefore, sensitive to, and may be materially adversely impacted by, among other things, competitive pricing, promotional pressures and additional store openings. We compete with national and regional supermarkets, club stores, drug stores, convenience stores, discount merchandisers and other local retailers in the market areas we serve. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition cost and lower operating expenses than we do, and we may be unable to compete successfully in the future.

        We are concentrated in the New York-New Jersey and Philadelphia metropolitan areas. As a result, we are vulnerable to economic downturns in that region, in addition to those that may affect the country as a whole, as well as natural and other catastrophic events that may impact that region. These events may adversely affect our sales which may lead to lower earnings, or even losses, and may also adversely affect our future growth and expansion. For example, the economic recession beginning in fiscal 2001, combined with the terrorist events of September 11, 2001, have adversely affected our market area and the regional economy. Further, since we are concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

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

        We rely on C&S for supply of a majority of our products.    Pursuant to the terms of a long-term supply agreement, we rely on C&S for supply of substantially all of the products we sell other than direct store deliveries, general merchandise, pharmacy, health and beauty care and tobacco products. During fiscal 2002, the products supplied from C&S accounted for approximately 60% of all of our supermarket inventory purchases. Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S may occur in the future. Any significant interruption in this supply stream, either as a result of disruptions at C&S or if the C&S agreement were terminated for any reason, could have a material adverse effect on our business and results of operations.

        We are affected by increasing labor and benefit costs and a competitive labor market and are subject to the risk of unionized labor disruptions.    Our continued success depends on our ability to attract and retain qualified personnel. We compete with other businesses in our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified employees. Our labor and benefit costs may continue to increase, and such increases may not be recovered. If we fail to attract and retain qualified employees, to control our labor and benefit costs or to recover increased labor and benefit costs through increased prices, our business and results of operations may be materially adversely affected. In addition, approximately 90% of our associates are covered by collective bargaining agreements with local labor unions. Although we do not anticipate any difficulty renegotiating these contracts as they expire, a labor-related work stoppage by these unionized employees could adversely affect our business and results of operations.

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

Item 2. Properties*

        As of February 1, 2003, we operated 144 supermarkets located in New York, New Jersey, Pennsylvania and Delaware as follows:

State	Number of Stores
New Jersey	66
New York	56
Pennsylvania	18
Delaware	4

Total	144

        Our 144 supermarkets have total square footage of approximately 7.5 million square feet with an aggregate selling area of approximately 5.6 million square feet. Fifteen of these stores are owned and the remaining 129 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Thirty-nine leases will expire through fiscal 2007 and there are options to renew 38 of them.

        We lease our corporate headquarters in Carteret, New Jersey in premises totaling approximately 150,000 square feet in size. Our lease will expire in fiscal 2011. We have five five-year options remaining on this property.

        All of the facilities owned by us are subject to mortgages. We plan to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale/leaseback or mortgage transactions with respect to owned properties if we believe such transactions are financially advantageous.

        We operate a 290,000 square foot leased general merchandise and health and beauty care products distribution center in Edison, New Jersey. Our lease will expire in fiscal 2004. We have three five-year options remaining on this property.

*
Unless otherwise indicated, all information in Item 2 is given as of February 1, 2003.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 4A. Executive Officers of the Registrant

        The following table sets forth the name, age as of April 15, 2003, principal occupation or employment at the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of our executive officers, all of whom are citizens of the United States and serve at the discretion of our Board of Directors. Our executive officers listed below were elected to office for an indefinite period of time. No family relationship exists between any executive officer and any other executive officer or director.

Name	Age	Positions and Office	Officer of the Company Since
Eileen R. Scott	50	Chief Executive Officer since October 2002; Executive Vice President, Store Operations from November 2001 until October 2002; Executive Vice President, Marketing and Distribution prior thereto. Ms. Scott joined us in 1969. (1)	1998
Frank G. Vitrano	47	President, Chief Financial Officer and Treasurer since October 2002; Executive Vice President, Chief Financial Officer and Treasurer from January 2000 until October 2002; Senior Vice President, Chief Financial Officer and Treasurer from September 1998 to January 2000; Vice President and Treasurer prior thereto. Mr. Vitrano joined us in 1972. (1)	1995
Robert J. Joyce	57	Executive Vice President, Human Resources and Administration since January 2000; Senior Vice President, Administration prior thereto. Mr. Joyce joined us in 1963.	1989
Herbert A. Whitney	53	Executive Vice President, Marketing and Logistics since November 2001; Senior Vice President, Non-Perishable Merchandising prior thereto. Mr. Whitney joined us in 1966.	2001
Joseph W. Adelhardt	56	Senior Vice President and Controller. Mr. Adelhardt joined us in 1976.	1987
Harvey M. Gutman	57	Senior Vice President, Retail Development. Mr. Gutman joined us in 1976.	1990
Marc A. Strassler	54	Senior Vice President, Secretary and General Counsel since May 1998; Vice President, Secretary and General Counsel prior thereto. Mr. Strassler joined us in 1974.	1987

(1)
Member of the Board of Directors.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        Market for Common Stock.    Common stock and warrants are currently trading on the Nasdaq National Market under the ticker symbols "PTMK" and "PTMKW", respectively. The following table represents the high and low closing sales prices for our common stock for each quarter in the two fiscal years ended February 1, 2003, as reported by the Nasdaq National Market.

	High	Low
Fiscal 2002:
1st quarter	$24.70	$22.00
2nd quarter	23.22	15.75
3rd quarter	16.26	4.40
4th quarter	5.93	2.98
Fiscal 2001:
1st quarter	$19.09	$16.00
2nd quarter	25.13	18.83
3rd quarter	25.00	21.59
4th quarter	25.92	21.66

        Holders of Record.    As of April 2, 2003, there were 45 holders of record of our common stock; however, over 99% of the Company's outstanding common stock is held in "street name" by depositories or nominees on behalf of beneficial holders.

        Dividends.    We paid no cash dividends to our stockholders and do not currently anticipate paying cash dividends during fiscal 2003. We are prohibited from paying cash dividends to holders of our common stock under our credit agreement. We are restricted from paying cash dividends to holders of our common stock under the indenture governing our $200 million 8.75% senior subordinated notes due 2012.

Item 6.    Selected Financial Data

Summary of Historical Consolidated Financial and Other Data

        The following tables present selected historical consolidated financial and other data. The periods prior to our exit from Chapter 11 have been designated "Predecessor Company" and the periods subsequent to that date have been designated "Successor Company." The statement of operations data for the 52 weeks ended February 1, 2003 and February 2, 2002, the 20 weeks ended February 3, 2001 and the 33 weeks ended September 16, 2000 and the balance sheet data as of February 1, 2003 and February 2, 2002 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the 52 weeks ended January 29, 2000 and January 30, 1999 and the balance sheet data as of February 3, 2001, January 29, 2000 and January 30, 1999 are derived from our audited financial statements not included in this report.

        The following table (in millions, except per share amounts) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this report:

	Successor Company (a)			: :	Predecessor Company (a)
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000	52 Weeks Ended January 29, 2000	52 Weeks Ended January 30, 1999
Statement of Operations Data:
Sales	$3,937.7	$3,963.3	$1,493.7	:	$2,348.2	$3,698.1	$3,655.2
Cost of goods sold (b)	(2,816.7)	(2,855.6)	(1,072.6)	:	(1,688.5)	(2,639.4)	(2,612.0)

Gross profit	1,121.0	1,107.7	421.1	:	659.7	1,058.7	1,043.2
Selling, general and administrative expenses (b)	(944.4)	(920.4)	(339.3)	:	(549.7)	(850.3)	(832.4)
Depreciation and amortization	(84.6)	(76.7)	(25.8)	:	(48.0)	(75.1)	(77.5)
Reorganization income (expenses), net (c)	—	—	7.4	:	(0.9)	—	—
Amortization of goodwill (d)	—	(265.5)	(98.5)	:	—	—	—

Operating earnings (loss)	92.0	(154.9)	(35.1)	:	61.1	133.3	133.3
Interest expense, net (e)	(65.1)	(65.3)	(27.7)	:	(99.1)	(163.1)	(161.3)

Net earnings (loss) before income taxes, extraordinary items and cumulative effect of an accounting change	26.9	(220.2)	(62.8)	:	(38.0)	(29.8)	(28.0)
Income tax provision	(13.0)	(18.5)	(14.7)	:	(0.1)	(2.1)	(1.7)

Net earnings (loss) before extraordinary items and cumulative effect of an accounting change	13.9	(238.7)	(77.5)	:	(38.1)	(31.9)	(29.7)
Extraordinary items, net of tax (f)	—	(3.3)	—	:	313.7	—	—

Net earnings (loss) before cumulative effect of an accounting change	13.9	(242.0)	(77.5)	:	275.6	(31.9)	(29.7)
Cumulative effect of an accounting change, net of tax (b)	(0.6)	—	—	:	—	—	—

Net earnings (loss)	$13.3	$(242.0)	$(77.5)	:	$275.6	$(31.9)	$(29.7)

Net earnings (loss) per share—basic and diluted (g)
Net earnings (loss) before extraordinary items and cumulative effect of an accounting change	$0.46	$(7.96)	$(2.58)	:
Extraordinary items, net of tax	—	(0.11)	—	:
Cumulative effect of an accounting change, net of tax	(0.02)	—	—	:

Net earnings (loss)	$0.44	$(8.07)	$(2.58)	:

See notes on the following pages.

	Successor Company (a)			: :	Predecessor Company (a)
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000	52 Weeks Ended January 29, 2000	52 Weeks Ended January 30, 1999
Balance Sheet Data (end of period):
Cash and cash equivalents	$11.3	$24.6	$84.6	:		$16.2	$7.9
Total assets	1,522.6	1,495.5	1,725.4	:		843.2	826.5
Long-term debt	439.4	440.6	444.1	:		1,264.1	1,258.5
Long-term lease obligations	182.9	172.8	177.2	:		173.3	160.8
Total debt, including lease obligations	652.9	639.6	647.8	:		1,541.6	1,457.2
Exchangeable preferred stock and accrued dividends	—	—	—	:		235.8	216.7
Stockholders' equity (deficiency)	356.8	344.4	589.0	:		(1,434.4)	(1,383.8)

Notes to Summary of Historical Consolidated Financial and Other Data
	Successor Company (a)			: :	Predecessor Company (a)
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000	52 Weeks Ended January 29, 2000	52 Weeks Ended January 30, 1999
Other Data (dollars in millions):
Same-store sales increase (decrease)	(1.7)%	2.5%	0.9%	:	(0.2)%	0.6%	0.7%
Capital expenditures, including property acquired under capital leases and technology investments	$121.1	$130.5	$24.4	:	$42.5	$87.6	$54.5

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

(b)
The Company adopted, as of the beginning of fiscal 2002, Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". It has been the Company's accounting policy to record vendor allowances and rebates as a reduction of cost of goods sold when both the required contractual terms are completed and the inventory is sold. It was also the Company's accounting policy to recognize vendor payments for the reimbursement of the Company's advertising costs as a reduction of advertising expense when the required advertising is performed. In adopting EITF Issue No. 02-16, the Company recorded vendor payments related to advertising reimbursements as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold. As a result, the Company recorded a charge of $0.6 million, net of tax, for the cumulative effect of an accounting change, as of the beginning of fiscal 2002. In addition, as a result of EITF Issue No. 02-16, vendor payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of selling, general and administrative expenses, were reclassified as a reduction of cost of goods sold. Prior year financial statements were not reclassified. Excluding the charge for the cumulative effect of this accounting change, the impact of EITF Issue No. 02-16 on the Company's net earnings for fiscal 2002 was not significant.

(c)
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

(d)
The goodwill of $798.0 million, resulting from Fresh-Start Reporting, was being amortized over three years. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective with the beginning of fiscal 2002. With the adoption of SFAS No. 142, goodwill is no longer being amortized but rather is being evaluated for impairment at least annually. Based on an independent evaluation of its fair value completed when SFAS No. 142 was adopted in the first quarter of fiscal 2002, the Company concluded that there was no impairment of its goodwill. The Company performed its annual evaluation of its goodwill in the fourth quarter of fiscal 2002, and, based on an independent evaluation of its fair value, concluded that there was no impairment of its goodwill.

(e)
As a result of our Chapter 11 filing on July 12, 2000, the "Petition Date," no principal or interest payments were made on or after the Petition Date on our subordinated debt. Accordingly, no interest expense for such subordinated debt has been accrued on or after the Petition Date. Such contractual interest would have increased the Predecessor Company's interest expense by $11.4 million for the 33 weeks ended September 16, 2000.

(f)
In fiscal 2001, the Successor Company's extraordinary item of $3.3 million, net of an income tax benefit of $2.3 million, represents costs incurred resulting from the early extinguishment of debt, including the write-off of deferred financing costs, related to the pay down of a portion of our credit agreement from certain of the proceeds of the $200 million senior subordinated notes issued on January 29, 2002. In the 33 weeks ended September 16, 2000, the Predecessor Company's extraordinary item of $313.7 million, net of an income tax provision of $46.6 million, represents the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants; such income was reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange. Since the realization of such income occurred under the U.S. Bankruptcy Code, we did not recognize income from the cancellation of debt for tax purposes, but elected to reduce, at the beginning of fiscal 2001, the basis of our depreciable property and, with the remaining income from the cancellation of debt, to reduce our net operating loss tax carryforwards. The tax provision related to the extraordinary item in the 33 weeks ended September 16, 2000 was based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.

(g)
The weighted average number of shares outstanding—basic were 30.1 million shares for fiscal 2002 and 30.0 million shares for fiscal 2001 and for the 20 weeks ended February 3, 2001. The weighted average number of shares outstanding—diluted were 30.4 million shares for fiscal 2002 and 30.0 million shares for fiscal 2001 and for the 20 weeks ended February 3, 2001. For fiscal 2001 and for the 20 weeks ended February 3, 2001, all stock options, warrants and restricted stock were excluded from the computation of weighted average number of shares outstanding—diluted because their effect would have been anti-dilutive. Data is not presented for the Predecessor Company due to the significant change in our capital structure.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        We are a leading supermarket chain in the Northeast, operating 144 supermarkets in the densely populated New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population in the United States. All of our supermarkets are located within 100 miles of our corporate office in Carteret, New Jersey.

Fiscal 2002 compared to Fiscal 2001

        The following table sets forth selected consolidated statements of operations data (dollars in millions):

	52 Weeks Ended
	February 1, 2003		February 2, 2002
	Amount	%	Amount	%
Sales	$3,937.7	100.0%	$3,963.3	100.0%

Gross profit	$1,121.0	28.5%	$1,107.7	27.9%
Selling, general and administrative expenses	(944.4)	(24.0)	(920.4)	(23.2)
Depreciation and amortization	(84.6)	(2.2)	(76.7)	(1.9)
Amortization of goodwill	—	—	(265.5)	(6.7)

Operating earnings (loss)	92.0	2.3	(154.9)	(3.9)
Interest expense, net	(65.1)	(1.7)	(65.3)	(1.6)

Earnings (loss) before income taxes, extraordinary item and cumulative effect of an accounting change	26.9	0.6	(220.2)	(5.5)
Income tax provision	(13.0)	(0.3)	(18.5)	(0.5)

Earnings (loss) before extraordinary item and cumulative effect of an accounting change	13.9	0.3	(238.7)	(6.0)
Extraordinary item, net of tax	—	—	(3.3)	(0.1)

Earnings (loss) before cumulative effect of an accounting change	13.9	0.3	(242.0)	(6.1)
Cumulative effect of an accounting change, net of tax	(0.6)	—	—	—

Net earnings (loss)	$13.3	0.3%	$(242.0)	(6.1)%

        Cumulative Effect of an Accounting Change.    The Company adopted, as of the beginning of fiscal 2002, EITF Issue No. 02-16. It has been the Company's accounting policy to record vendor allowances and rebates as a reduction of cost of goods sold when both the required contractual terms are completed and the inventory is sold. It was also the Company's accounting policy to recognize vendor payments for the reimbursement of the Company's advertising costs as a reduction of advertising expense when the required advertising is performed. In adopting EITF Issue No. 02-16, the Company recorded vendor payments related to advertising reimbursements as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold. As a result, the Company recorded a charge of $0.6 million, net of tax, for the cumulative effect of an accounting change, as of the beginning of fiscal 2002. In addition, as a result of EITF Issue No. 02-16, vendor payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of selling, general and administrative expenses, were reclassified as a reduction of cost of goods sold. Prior year financial statements were not reclassified. Excluding the charge for the cumulative effect of this accounting change, the impact of EITF Issue No. 02-16 on the Company's net earnings for fiscal 2002 was not significant.

        Sales.    Sales in fiscal 2002 were $3.94 billion compared to $3.96 billion in fiscal 2001, a decrease of 0.6%. The sales decrease in fiscal 2002 was primarily due to lower same-store sales (stores opened the entire year in both fiscal 2002 and fiscal 2001, including replacement stores and enlargements) of 1.7% and closed stores, partially offset by new store sales. We believe sales were negatively impacted by weak economic conditions and declining consumer confidence in our region and its resultant effect on consumer spending. These same conditions resulted in increased promotional activity within our marketplace. During fiscal 2002, we opened seven new stores (including one former Grand Union store we purchased in fiscal 2001), three of which were replacement stores, closed one store and completed 11 store renovations. We operated 144 stores and 141 stores at the end of fiscal 2002 and fiscal 2001, respectively.

        Gross Profit.    Gross profit represents the difference between sales and cost of goods, which includes the costs of inventory sold and the related purchase and distribution costs, net of earned vendor allowances and rebates. Gross profit in fiscal 2002 was $1.12 billion or 28.5% of sales compared to $1.11 billion or 27.9% of sales for fiscal 2001. The increase in gross profit of $13.3 million for fiscal 2002 compared to fiscal 2001 was primarily due to the impact of EITF Issue No. 02-16, in which vendor payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of selling, general and administrative expenses, were reclassified as a reduction of cost of goods sold. Excluding this reclassification, the decrease in gross profit of $4.4 million for fiscal 2002 compared to fiscal 2001 was due to lower sales and higher shrink, partially offset by higher vendor allowances and rebates.

        Selling, General and Administrative Expenses ("SG&A").    SG&A in fiscal 2002 increased $24.0 million or 2.6% compared to fiscal 2001. This increase in SG&A was primarily due to the impact of EITF Issue No. 02-16, in which vendor payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of SG&A, were reclassified as a reduction of cost of goods sold. Excluding this reclassification, SG&A increased $6.3 million in fiscal 2002 compared to fiscal 2001 due to higher store costs related to labor, union health and welfare contributions and rent, partially offset by lower administrative expenses and favorable customer accident claims expense.

        Depreciation and Amortization.    Depreciation and amortization of $84.6 million in fiscal 2002 was $7.9 million higher than the $76.7 million in fiscal 2001. The increase in depreciation and amortization expense in fiscal 2002 compared to fiscal 2001 was primarily due to the impact of our stepped-up capital program and technology initiatives.

        Amortization of Goodwill.    The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. With the adoption of SFAS No. 142, goodwill is no longer being amortized but rather is being evaluated for impairment at least annually. Amortization of goodwill was $265.5 million in fiscal 2001. Based on an independent evaluation of its fair value completed when SFAS No. 142 was adopted in the first quarter of fiscal 2002, the Company concluded that there was no impairment of its goodwill. The Company performed its annual evaluation of its goodwill in the fourth quarter of fiscal 2002, and, based on an independent evaluation of its fair value, concluded that there was no impairment of its goodwill.

        Operating Earnings (Loss).    Operating earnings were $92.0 million in fiscal 2002 compared to an operating loss of $154.9 million in fiscal 2001. The increase in operating earnings in fiscal 2002 compared to an operating loss in fiscal 2001 was primarily due to the amortization of goodwill of $265.5 million in fiscal 2001.

        Interest Expense, Net.    Interest expense was $65.1 million in fiscal 2002 compared to $65.3 million in fiscal 2001. Fiscal 2002 included the reversal of an accrued interest liability of $2.2 million related to the favorable resolution of certain tax issues. Excluding the reversal of the accrued interest liability, the increase in interest expense in fiscal 2002 compared to fiscal 2001 was primarily due to higher borrowings.

        Income Tax Provision.    The income tax provision was $13.0 million and $18.5 million in fiscal 2002 and fiscal 2001, respectively. Refer to Note 19 of the consolidated financial statements for information related to our income taxes. During fiscal 2002, we made income tax payments of $4.1 million and received income tax refunds of $2.6 million. During fiscal 2001, we made income tax payments of $1.0 million and received income tax refunds of $15,000.

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

        Summary of Operations.    Net earnings in fiscal 2002 were $13.3 million compared to a net loss of $242.0 million in fiscal 2001. The increase in net earnings in fiscal 2002 compared to a net loss in fiscal 2001 was primarily due to lower operating earnings.

Fiscal 2001 compared to Fiscal 2000

        We formally exited from Chapter 11 effective September 19, 2000, which we refer to as the "Plan Effective Date". For financial reporting purposes, we accounted for the consummation of the plan of reorganization effective September 16, 2000, the Saturday nearest the Plan Effective Date. Fresh-Start Reporting resulted in significant changes to the valuation of certain of our assets and liabilities, and to our stockholders' equity. With the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. The periods prior to the Plan Effective Date have been designated "Predecessor Company" and the periods subsequent to the Plan Effective Date have been designated "Successor Company". As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of the plan of reorganization, the results of operations of the Successor Company and the Predecessor Company are not comparable. In order to provide a more meaningful analysis of the trends of certain operating accounts, management's discussion includes the pro forma combined results of the Successor Company's 20 weeks ended February 3, 2001 and the Predecessor Company's 33 weeks ended September 16, 2000.

        The following table sets forth selected consolidated statements of operations data (dollars in millions):

	Successor Company				: :	Predecessor Company
	52 Weeks Ended February 2, 2002		20 Weeks Ended February 3, 2001		: :	33 Weeks Ended September 16, 2000
	Amount	%	Amount	%	:	Amount	%
Sales	$3,963.3	100.0%	$1,493.7	100.0%	:	$2,348.2	100.0%

Gross profit	$1,107.7	27.9%	$421.1	28.2%	:	$659.7	28.1%
Selling, general and administrative expenses	(920.4)	(23.2)	(339.3)	(22.7)	:	(549.7)	(23.4)
Depreciation and amortization	(76.7)	(1.9)	(25.8)	(1.7)	:	(48.0)	(2.1)
Reorganization income (expense)	—	—	7.4	0.5	:	(0.9)	—
Amortization of goodwill	(265.5)	(6.7)	(98.5)	(6.7)	:	—	—

Operating earnings (loss)	(154.9)	(3.9)	(35.1)	(2.4)	:	61.1	2.6
Interest expense, net	(65.3)	(1.6)	(27.7)	(1.8)	:	(99.1)	(4.2)

Loss before income taxes and extraordinary item	(220.2)	(5.5)	(62.8)	(4.2)	:	(38.0)	(1.6)
Income tax provision	(18.5)	(0.5)	(14.7)	(1.0)	:	(0.1)	—

Loss before extraordinary item	(238.7)	(6.0)	(77.5)	(5.2)	:	(38.1)	(1.6)
Extraordinary item, net of tax	(3.3)	(0.1)	—	—	:	313.7	13.3

Net earnings (loss)	$(242.0)	(6.1)%	$(77.5)	(5.2)%	:	$275.6	11.7%

        Sales.    Sales in fiscal 2001 were $3.96 billion compared to sales on a combined Predecessor Company and Successor Company pro forma basis of $3.84 billion in fiscal 2000, an increase of 3.2%. Total sales, excluding the extra week in fiscal 2000, increased 5.1% in fiscal 2001. The sales increase in fiscal 2001 was primarily due to higher same-store sales (stores opened the entire year in both fiscal 2001 and fiscal 2000, including replacement stores and enlargements and excluding the extra week in fiscal 2000) of 2.5% and new stores. Sales in fiscal 2001 also benefited from our various post-restructuring initiatives and increased promotional spending, such as double coupons. During fiscal 2001, we opened five new stores, closed two stores and completed 34 store renovations. We operated 141 and 138 stores at the end of fiscal 2001 and fiscal 2000, respectively.

        Gross Profit.    Gross profit represents the difference between sales and cost of goods, which includes the costs of inventory sold and the related purchase and distribution costs, net of earned vendor allowances and rebates. Gross profit in fiscal 2001 was $1.11 billion or 27.9% of sales compared to gross profit on a combined Predecessor Company and Successor Company pro forma basis of $1.08 billion or 28.1% of sales for fiscal 2000, which is comprised of 28.2% for the Successor Company's 20 weeks ended February 3, 2001 and 28.1% for the Predecessor Company's 33 weeks ended September 16, 2000. The increase in gross profit of $26.9 million for fiscal 2001 compared to the pro forma gross profit on a combined Predecessor Company and Successor Company basis for fiscal 2000 was due to higher sales, partially offset by higher promotional expenses and shrink. The decrease in gross profit percentage in fiscal 2001 was primarily due to the impact of our promotional initiatives to generate sales and higher shrink.

        Selling, General and Administrative Expenses.    SG&A in fiscal 2001 increased $31.4 million or 3.5% compared to SG&A on a combined Predecessor Company and Successor Company pro forma basis for fiscal 2000. This increase in SG&A was primarily due to higher expenses related to store labor and related benefits and occupancy as well as preopening expenses of $2.5 million related to the six former Grand Union stores and a charge of $1.8 million related to closing of two stores on August 4, 2001, partially offset by income of $3.3 million resulting from the partial settlement of a lawsuit related to price fixing of prescription drugs. Included in the Predecessor Company's 33 weeks ended September 16, 2000 were gains on the sale of certain real estate of $1.8 million and included in the Successor Company's 20 weeks ended February 3, 2001 was an extra week. As a percentage of sales, SG&A was 23.2% in fiscal 2001 and 23.1% on a combined Predecessor Company and Successor Company pro forma basis in fiscal 2000, which is comprised of 22.7% for the Successor Company's 20 weeks ended February 3, 2001 and 23.4% for the Predecessor Company's 33 weeks ended September 16, 2000, respectively.

        Depreciation and Amortization.    Depreciation and amortization was $76.7 million compared to $25.8 million in the Successor Company's 20 weeks ended February 3, 2001 and $48.0 million in the Predecessor Company's 33 weeks ended September 16, 2000. The depreciation and amortization expense in fiscal 2001 includes the impact of our increased capital expenditure program and technology initiatives.

        Reorganization Income (Expense).    The Successor Company's reorganization income of $7.4 million in the 20 weeks ended February 3, 2001 represented a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims by the Predecessor Company. The Predecessor Company's reorganization expenses of $0.9 million in the 33 weeks ended September 16, 2000 were comprised of $19.1 million of employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the plan of reorganization, net of a gain of $18.2 million related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases.

        Amortization of Goodwill.    Goodwill recorded in accordance with Fresh-Start Reporting was being amortized over three years, but in accordance with SFAS No. 142, effective with the beginning of fiscal 2002, the Successor Company will no longer amortize goodwill but rather will evaluate it at least annually for impairment. Amortization expense for the Successor Company was $265.5 million in fiscal 2001 and $98.5 million in the 20 weeks ended February 3, 2001.

        Operating Earnings (Loss).    The Successor Company's operating losses were $154.9 million in fiscal 2001 and $35.1 million in the 20 weeks ended February 3, 2001 compared to operating earnings of $61.1 million in the Predecessor Company's 33 weeks ended September 16, 2000. The Successor Company's operating losses were primarily due to the amortization of goodwill.

        Interest Expense, Net.    The Successor Company's interest expense was $65.3 million in fiscal 2001 and $27.7 million in the 20 weeks ended February 3, 2001 compared to $99.1 million for the Predecessor Company's 33 weeks ended September 16, 2000. The Successor Company has lower interest expense compared to the Predecessor Company primarily due to the cancellation of $1.0 billion of the Predecessor Company's subordinated debt under our plan of reorganization. Interest expense in fiscal 2001 benefited from lower LIBOR borrowing rates under our credit agreement.

        Income Tax Provision.    Refer to Note 19 of the consolidated financial statements for information related to our income taxes. During fiscal 2001, we made income tax payments of $1.0 million and received income tax refunds of $15,000. During fiscal 2000, we made income tax payments of $0.2 million and received income tax refunds of $0.5 million.

        Extraordinary Item.    In fiscal 2001, the Successor Company's extraordinary item of $3.3 million, net of an income tax benefit of $2.3 million, represents costs incurred resulting from the early extinguishment of debt, including the write-off of deferred financing costs, related to the pay down of a portion of the credit agreement from certain of the proceeds of the $200 million senior subordinated notes issued on January 29, 2002. In the 33 weeks ended September 16, 2000, the Predecessor Company's extraordinary item of $313.7 million, net of an income tax provision of $46.6 million, represents income from the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants; such income was reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange.

        Summary of Operations.    The Successor Company's net loss in fiscal 2001 was $242.0 million compared to a net loss of $77.5 million in the 20 weeks ended February 3, 2001 and net earnings of $275.6 million in the Predecessor Company's 33 weeks ended September 16, 2000. The Successor Company's net losses were primarily due to the amortization of goodwill; the Predecessor Company's net earnings included an extraordinary item of $313.7 million, net of tax.

Liquidity and Capital Resources

        As a result of the substantial debt reduction resulting from the plan of reorganization in fiscal 2000, our debt service and liquidity have improved significantly compared to the Predecessor Company's financial condition.

        Cash Flows.    The following table sets forth certain consolidated statements of cash flow data (in millions):

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Cash provided by (used for):
Operating activities	$92.0	$82.6	$39.9	:	$26.1
Investing activities	(105.3)	(116.5)	(19.9)	:	(15.5)
Financing activities	—	(26.1)	(9.9)	:	47.7

        The increase in cash provided by operating activities in fiscal 2002 compared to fiscal 2001 was primarily due to a reduction in cash interest paid as a result of the timing of cash interest payments related to the senior subordinated notes issued on January 29, 2002. The increase in cash provided by operating activities in fiscal

2001 compared to a combined Predecessor Company and Successor Company pro forma basis in fiscal 2000 was primarily due to the reduction in cash interest paid due to the cancellation of $1 billion of the Predecessor Company's subordinated debt under our plan of reorganization and the increase in cash provided by operating assets and liabilities. The decrease in cash used for investing activities in fiscal 2002 compared to fiscal 2001 was primarily due to a decrease in property and equipment expenditures. The increase in cash used for investing activities in fiscal 2001 compared to a combined Predecessor Company and Successor Company pro forma basis in fiscal 2000 was primarily due to an increase in capital expenditures, including technology investments. The change in financing activities in fiscal 2002 compared to fiscal 2001 was primarily due to borrowings under lease financings and the working capital facility in fiscal 2002. The increase in cash provided by financing activities in fiscal 2001 compared to a combined Predecessor Company and Successor Company pro forma basis in fiscal 2000 was primarily due to debt and lease paydowns in fiscal 2001 compared to the impact of the plan of reorganization in fiscal 2000.

        Debt Service and Liquidity.    On January 29, 2002, we issued $200 million aggregate principal amount of unregistered 8.75% Senior Subordinated Notes due 2012 (the "Notes"), which pay cash interest on a semi-annual basis. The proceeds from the issuance of the Notes were used to repay a portion of our outstanding loans under our bank credit facility and to repay, in the first quarter of fiscal 2002, $6.4 million of our outstanding industrial revenue bonds. During the first quarter of fiscal 2002, we completed an exchange offer pursuant to which all of the Notes were exchanged for $200 million aggregate principal amount of our registered 8.75% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. The indenture related to the Senior Subordinated Notes restricts the payment of cash dividends. We are in compliance with all Senior Subordinated Notes covenants as of February 1, 2003.

        Upon the completion of our plan of reorganization, we entered into a credit agreement, dated as of September 19, 2000, with a group of lenders led by JP Morgan Chase Bank (the "Credit Agreement"). The Credit Agreement initially consisted of (a) term loans in an aggregate principal amount of $425 million (consisting of $125 million in Term Loan A and $300 million in Term Loan B) and (b) a $175 million revolving working capital facility (including a maximum of $125 million in letters of credit). After giving effect to the prepayment of indebtedness with the proceeds of the offering of the Senior Subordinated Notes, the Company had no indebtedness under Term Loan A and $218.0 million under Term Loan B.

        The Credit Agreement requires the Company to meet certain financial tests including, without limitation, a maximum total debt to consolidated EBITDA (leverage) ratio, a minimum consolidated interest and rental expense coverage ratio, a minimum fixed charge ratio and a minimum consolidated EBITDA. In addition, the Credit Agreement contains certain covenants which, among other things, places limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, dividends or prepayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. In addition, the Credit Agreement prohibits the payment of cash dividends. The Company is in compliance with all covenants as of February 1, 2003.

        On January 28, 2003, the Company amended its Credit Agreement. Pursuant to this amendment, among other things, the maximum permitted leverage ratio has been increased through fiscal 2004, the minimum consolidated interest and rental expense coverage ratio has been decreased through 2004, the minimum permitted consolidated EBITDA has been decreased through fiscal 2004, and a minimum fixed-charge coverage ratio covenant has been added. Additionally, the Company has agreed to (i) an increase in the commitment fee on the revolver portion of the Credit Agreement of 25.0 basis points; and (ii) an increase in the applicable interest rates payable on outstanding balances under the Credit Agreement of 50.0 basis points.

        Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR, which was 1.3% as of February 1, 2003, plus an applicable rate, subject to decrease, depending on the total debt to consolidated EBITDA ratio. Effective January 28, 2003, the interest rate thereunder increased from LIBOR plus 3.0% to LIBOR plus 3.5% for borrowings under the working capital facility and from LIBOR plus 4.0% to LIBOR plus 4.5% for borrowings under Term Loan B. The Company is required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. The weighted average interest rate in effect on all borrowings under the term loan was 7.7% during fiscal 2002. As of February 1, 2003 and April 2, 2003, borrowings under the working capital facility were $10.0 million and $7.1 million, respectively, and outstanding letters of credit were $40.3 million and $41.3 million, respectively.

        All of the obligations under the Credit Agreement are guaranteed by the Company's 100% owned subsidiaries, except the Company's nonguarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leased to Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company's tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

        The following table presents significant obligations as of February 1, 2003 (in millions):

	Self- Insured Claims Liabilities	Post- Employment Benefits	Capital Leases	Operating Leases	Debt	Total
2003	$20.8	$0.5	$36.4	$45.7	$12.3	$115.7
2004	12.0	0.4	33.9	44.4	1.3	92.0
2005	8.7	0.4	30.5	43.5	54.8	137.9
2006	6.5	0.4	25.5	40.3	108.4	181.1
2007	4.4	0.3	24.0	36.9	54.6	120.2
Thereafter	12.5	5.9	250.8	319.0	220.3	808.5

Total	64.9	7.9	401.1	529.8	451.7	1,455.4
Less: present-value interest	(2.7)	(1.9)	(199.9)	—	—	(204.5)

Present value of obligations	$62.2	$6.0	$201.2	$529.8	$451.7	$1,250.9

        The $40.3 million in letters of credit outstanding as of February 1, 2003 expire and are renewable in fiscal 2003.

        In addition, we outsourced a major portion of our distribution, trucking and information system functions through long-term agreements as follows:

  •
  In April 2001, we entered into a five-year outsourcing agreement with IBM to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. We may terminate the agreement upon 90 days notice with a payment of a specified termination charge.

  •
  We have a 15-year supply agreement with C&S, expiring in fiscal 2013, pursuant to which C&S supplies substantially all of our grocery, frozen and perishable merchandise requirements. Under our arrangement with C&S, we negotiate prices, discounts and promotions with vendors. During fiscal 2002, the products supplied from C&S accounted for approximately 60% of all of our supermarket inventory purchases. This agreement may be terminated for cause or certain events of bankruptcy by either party.

  •
  We also have an agreement, expiring in fiscal 2014, with a local trucking company to provide us with trucking services. We may terminate this agreement with a payment of a specified termination charge.

        Capital Expenditures.    Capital expenditures, including property acquired under capital leases and technology investments, were $121.1 million for fiscal 2002 compared to $130.5 million for fiscal 2001 and $24.4 million in the Successor Company's 20 weeks ended February 3, 2001 and $42.5 million in the Predecessor Company's 33 weeks ended September 16, 2000. During fiscal 2002, we opened seven new stores (including one former Grand Union store we purchased in fiscal 2001), three of which were replacement stores, closed one store and renovated 11 stores; in addition, we have installed new point-of-sale equipment in all our stores and self-checkout systems in 73 stores. During fiscal 2001, we purchased six former Grand Union stores and opened five of them as Pathmark stores; in addition, we renovated 34 stores and closed two stores. In 2003, our capital expenditure plan is to invest approximately $95 million in new stores, major store renovations and technology investments. During fiscal 2003, we expect to open three new stores, one of which will be a replacement store, close one store and complete 16 store renovations.

Critical Accounting Policies

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. The following accounting policies are considered critical because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

        Impairment of Long-Lived Assets.    It is our accounting policy to assess the carrying value of our long-lived assets for possible impairment based on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. We estimated future cash flows based on several economic and business assumptions and have concluded that there is no impairment of such assets at February 1, 2003. However, our estimates project cash flow several years into the future and could be affected by variable factors such as inflation and economic conditions.

        Impairment of Goodwill.    The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. With the adoption of SFAS No. 142, goodwill is no longer being amortized but rather is being evaluated for impairment at least annually. Based on an independent evaluation of its fair value completed when SFAS No. 142 was adopted in the first quarter of fiscal 2002, the Company concluded that there was no impairment of its goodwill. The Company performed its annual evaluation of its goodwill in the fourth quarter of fiscal 2002, and, based on an independent evaluation of its fair value, concluded that there was no impairment of its goodwill. Since such impairment evaluation is based on several economic and business assumptions, the goodwill impairment evaluation in the future could be affected by changes in these business and economic conditions, changes in consumer spending, the competitive environment in which the Company operates and other risks detailed elsewhere in this report.

        Pension Plans.    Pension income for all Company pension plans was $9.0 million for fiscal 2002, $8.8 million for fiscal 2001 and $11.1 million on a combined Predecessor Company and Successor Company    pro forma basis for fiscal 2000 and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our qualified plan (the "Qualified Plan") assets of 9.5%. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries, including their review of asset class return expectations by several respected consultants and economists as well as long-term inflation assumptions. Projected returns by such consultants and economists are based on broad equity and bond indices. We also considered our historical 10-year and 20-year compounded returns of 11.6% and 13.3%, respectively, which have been in excess of these broad equity and bond benchmark indices, despite the recent market downturn in which our Qualified Plan assets had a loss of 6.1% for fiscal 2002. Our expected long-term rate of return on Qualified Plan assets have been based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return of 11%, and 30% with fixed income managers, with an expected long-term rate of return of 6%. Because of market fluctuation, our actual asset allocation as of December 31, 2002 was 66% with equity managers and 34% with fixed income managers. We believe, however, that our long-term asset allocation on average will approximate 70% with equity managers and 30% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. As part of our on-going process to evaluate our actuarial assumptions, including our expected rate of return, we are reducing our expected long-term rate of return from 9.50% to 9.00% in fiscal 2003. A 0.5% reduction in our expected long-term rate of return on Qualified Plan assets, holding all other factors constant, would have reduced our pension income for fiscal 2002 by approximately $1.3 million. A 0.25% reduction in our discount rate and salary increase assumptions, holding all other factors constant, would have reduced our pension income for fiscal 2002 by approximately $0.2 million.

        We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. Over the 20 years prior to our plan of reorganization in fiscal 2000, we had generated and amortized unrecognized net actuarial gains. As a result of our plan of reorganization in fiscal 2000, unrecognized net actuarial gains of approximately $56.3 million were recorded on our consolidated balance sheet as part of Fresh-Start Reporting. Since the completion of our plan of reorganization, we generated unrecognized net actuarial losses due to the unfavorable performance of the equity markets. As of February 1, 2003, we had cumulative losses of approximately $71.7 million, which remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial losses result in decreases in our future pension income depending on several factors, including whether such losses at each measurement date exceed the corridor in accordance with SFAS No. 87, "Employers' Accounting for Pensions".

        The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7.25% at February 2, 2002 to 6.50% at February 1, 2003.

        Due to the effect of the unrecognized actuarial losses and based on an expected rate of return on our Qualified Plan assets of 9.0%, a discount rate of 6.50% and various other assumptions, we estimate that our pension income for all pension plans will approximate $6.4 million, $2.3 million and $0.8 million in fiscal 2003, fiscal 2004 and fiscal 2005, respectively. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our pension plans.

        The value of our Qualified Plan assets has decreased from $240.5 million at December 31, 2001 to $218.4 million at December 31, 2002. The investment performance returns and declining discount rates have reduced our overfunded Qualified Plan, net of benefit obligations, from $91.5 million at December 31, 2001 to $56.8 million at December 31, 2002. Despite the recent reductions in the funded status of our Qualified Plan, we believe that, based on our actuarial assumptions and due to the overfunded status of our Qualified Plan, we will not be required to make any cash contributions to our Qualified Plan for at least the next three years.

        Self-Insured Claims Liabilities and Postemployment Benefits.    We are self insured for claims relating to customer, associate and vehicle accidents, as well as associate medical and disability benefits, and we maintain third-party excess insurance coverage for such claims. It is our accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported discounted at a risk-free interest rate. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns. At February 1, 2003, liabilities for self-insured claims and benefits were $62.2 million and for postemployment benefits were $6.0 million.

New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and depreciation over the useful life of the related assets. The provisions of SFAS No. 143 are required to be adopted effective with the beginning of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have an impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS No. 145 related to classifications of debt extinguishments are effective with the beginning of fiscal 2003. The Company will adopt SFAS No. 145 in fiscal 2003 by applying Accounting Principles Board ("APB") Opinion No. 30 to all gains and losses related to extinguishment of debt. Gains and losses from extinguishment of debt will be classified within income from operations; upon adoption, prior year extraordinary items will be reclassified within income from operations. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002 and did not have an impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the exit plan commitment date. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for fiscal 2002 (see Note 25). The Company does not expect adopting the initial recognition and measurement provisions of this interpretation will have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123. "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the amendments to SFAS No. 123 required in SFAS No. 148 for fiscal 2002 year-end reporting. The Company will adopt the amendment to APB Opinion No. 28 required in SFAS No. 148 for quarterly reporting in the first quarter of fiscal 2003.

        In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," was issued. This interpretation requires a company to consolidate variable interest entities ("VIE") if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN No. 46 are effective for fiscal 2003. Since the Company does not have any unconsolidated VIEs, the adoption of FIN No. 46 will not have an impact on its financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. As part of our overall strategy to manage the level of exposure to interest rate risk, in July 2001, we entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10.5% and a floor with a strike of 8.89%, on a notional amount of $150 million of our term loan. Variable rate debt outstanding under our term loan was $217.3 million on February 1, 2003. As of February 1, 2003, the weighted average interest rate in effect on all borrowings under our term loan, including the impact of the zero-cost collar on $150 million of our term loan, was 7.7%. A 1% change in interest rates applied to the $67.3 million balance of floating-rate term loan debt would affect pre-tax annual results of operations by approximately $0.7 million. We also have $200 million of Senior Subordinated Notes outstanding on February 1, 2003, which bear interest payable semi-annually at a fixed rate of 8.75%, and are therefore not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 8. Consolidated Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Sales	$3,937.7	$3,963.3	$1,493.7	:	$2,348.2
Cost of goods sold	(2,816.7)	(2,855.6)	(1,072.6)	:	(1,688.5)

Gross profit	1,121.0	1,107.7	421.1	:	659.7
Selling, general and administrative expenses	(944.4)	(920.4)	(339.3)	:	(549.7)
Depreciation and amortization	(84.6)	(76.7)	(25.8)	:	(48.0)
Reorganization income (expense), net	—	—	7.4	:	(0.9)
Amortization of goodwill	—	(265.5)	(98.5)	:	—

Operating earnings (loss)	92.0	(154.9)	(35.1)	:	61.1
Interest expense, net	(65.1)	(65.3)	(27.7)	:	(99.1)

Earnings (loss) before income taxes, extraordinary items and cumulative effect of an accounting change	26.9	(220.2)	(62.8)	:	(38.0)
Income tax provision	(13.0)	(18.5)	(14.7)	:	(0.1)

Earnings (loss) before extraordinary items and cumulative effect of an accounting change	13.9	(238.7)	(77.5)	:	(38.1)
Extraordinary items, net of tax	—	(3.3)	—	:	313.7

Earnings (loss) before cumulative effect of an accounting change	13.9	(242.0)	(77.5)	:	275.6
Cumulative effect of an accounting change, net of tax	(0.6)	—	—	:	—

Net earnings (loss)	13.3	(242.0)	(77.5)	:	275.6
Less: noncash preferred stock accretion and dividend requirements	—	—	—	:	(14.5)

Net earnings (loss) attributable to common stock	$13.3	$(242.0)	$(77.5)	:	$261.1

Weighted average number of shares outstanding—basic	30.1	30.0	30.0	:

Weighted average number of shares outstanding—diluted	30.4	30.0	30.0	:

Net earnings (loss) per share — basic and diluted
Earnings (loss) before extraordinary item and cumulative effect of an accounting change	$0.46	$(7.96)	$(2.58)	:
Extraordinary item, net of tax	—	(0.11)	—	:
Cumulative effect of an accounting change, net of tax	(0.02)	—	—	:

Net earnings (loss)	$0.44	$(8.07)	$(2.58)	:

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	February 1, 2003	February 2, 2002
ASSETS
Current Assets
Cash and cash equivalents	$11.3	$24.6
Accounts receivable, net	21.8	21.9
Merchandise inventories	184.1	185.7
Due from suppliers	77.8	69.2
Other current assets	32.2	41.5

Total current assets	327.2	342.9
Property and equipment, net	604.5	572.4
Goodwill, net	434.0	434.0
Other noncurrent assets	156.9	146.2

Total assets	$1,522.6	$1,495.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92.2	$94.2
Current maturities of long-term debt	12.3	7.9
Current portion of lease obligations	18.3	18.3
Accrued expenses and other current liabilities	144.5	152.6

Total current liabilities	267.3	273.0
Long-term debt	439.4	440.6
Long-term lease obligations	182.9	172.8
Deferred income taxes	89.3	92.8
Other noncurrent liabilities	186.9	171.9
Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock $0.01 par value	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares at February 1, 2003 and at February 2, 2002
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.0
Accumulated deficit	(306.2)	(319.5)
Accumulated other comprehensive loss	(4.5)	(2.2)
Treasury stock, at cost: 28,318 shares at February 1, 2003 and 45,303 shares at February 2, 2002	(0.7)	(1.2)

Total stockholders' equity	356.8	344.4

Total liabilities and stockholders' equity	$1,522.6	$1,495.5

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended Februar y 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Operating Activities
Net earnings (loss)	$13.3	$(242.0)	$(77.5)	:	$275.6
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	84.6	76.7	25.8	:	48.0
Amortization of deferred financing costs	1.8	2.3	0.9	:	2.6
Amortization of goodwill	—	265.5	98.5	:	—
Deferred income tax provision	6.0	14.1	14.2	:	—
Tax benefit related to stock-based compensation	1.1	—	—	:	—
Gain on sale of real estate	—	—	—	:	(1.8)
Cumulative effect of an accounting change	0.6	—	—	:	—
Extraordinary items	—	3.3	—	:	(313.7)
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	0.1	(3.4)	(0.6)	:	(2.1)
Merchandise inventories	1.6	(9.5)	2.5	:	(5.7)
Due from suppliers	(8.6)	(10.7)	—	:	0.1
Other current assets	3.8	(7.9)	7.6	:	(0.9)
Other noncurrent assets	(11.3)	(10.5)	(3.5)	:	(13.4)
Accounts payable	(2.0)	14.7	(22.2)	:	12.2
Accrued interest payable	6.1	(4.1)	6.5	:	51.9
Accrued expenses and other current liabilities	(5.6)	0.5	(4.6)	:	4.4
Other	0.5	(6.4)	(7.7)	:	(31.1)

Cash provided by operating activities	92.0	82.6	39.9	:	26.1

Investing Activities
Property and equipment expenditures	(92.6)	(116.5)	(22.5)	:	(25.3)
Lease financings	(12.7)	—	—	:	—
Proceeds from disposition of property and equipment	—	—	2.6	:	9.8

Cash used for investing activities	(105.3)	(116.5)	(19.9)	:	(15.5)

Financing Activities
Decrease in capital lease obligations	(14.0)	(14.8)	(6.0)	:	(11.6)
Borrowings under lease financings	12.7	—	—	:	—
Borrowing (repayment) under the working capital facility	10.0	—	—	:	(109.8)
Repayment of other debt	(9.1)	(1.2)	(0.5)	:	(1.5)
Increase in other debt	3.0	0.7	0.2	:	0.6
Deferred financing costs	(2.2)	(6.2)	—	:	(12.8)
Repayment of the term loan	(0.7)	(203.4)	(3.6)	:	(241.4)
Proceeds from exercise of stock options	0.3	—	—	:	—
Borrowing under the senior subordinated notes	—	200.0	—	:	425.0
Purchase of treasury stock	—	(1.2)	—	:	—
Borrowing under the DIP facility	—	—	—	:	28.5
Repayment of the DIP facility	—	—	—	:	(28.5)
Expenses related to issuance of common stock and warrants	—	—	—	:	(0.8)

Cash provided by (used for) financing activities	—	(26.1)	(9.9)	:	47.7

Increase (decrease) in cash and cash equivalents	(13.3)	(60.0)	10.1	:	58.3
Cash and cash equivalents at beginning of period	24.6	84.6	74.5	:	16.2

Cash and cash equivalents at end of period	$11.3	$24.6	$84.6	:	$74.5

Supplemental Disclosures of Cash Flow Information
Interest paid	$57.3	$69.3	$21.8	:	$44.9

Income taxes paid	$4.1	$1.0	$0.1	:	$0.1

Noncash Investing and Financing Activities
Capital lease obligations	$15.8	$14.0	$1.9	:	$17.2

Issuance of restricted common stock	$—	$—	$1.2	:	$—

Cancellation of bond indebtedness	$—	$—	$—	:	$1,034.6

Issuance of common stock and warrants	$—	$—	$—	:	$666.9

See notes to consolidated financial statements.

Pathamark Stores, Inc.
Consolidated Statements of Stockholders' Equity (Deficiency)
(in millions)

	Preferred Stock	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Unamortized Value of Restricted Common Stock	Total Stockholders' Equity (Deficiency)
Predecessor Company
Balance, January 29, 2000	$—	$—	$—	$193.7	$(1,625.7)	$—	$—	$(2.4)	$(1,434.4)
Net earnings	—	—	—	—	275.6	—	—	—	275.6
Noncash accretion and accrued dividends on exchangeable preferred stock	—	—	—	(1.0)	(4.3)	—	—	—	(5.3)
Amortization of restricted common stock	—	—	—	—	—	—	—	0.3	0.3
Exchange of exchangeable preferred stock for cash	—	—	—	111.6	129.1	—	—	—	240.7

Subtotal	—	—	—	304.3	(1,225.3)	—	—	(2.1)	(923.1)
Eliminate stockholders' deficiency of Predecessor Company	—	—	—	(304.3)	1,225.3	—	—	2.1	923.1
Issuance of common stock and warrants, net of expenses	—	0.3	60.0	605.8	—	—	—	—	666.1

Balance, September 16, 2000	$—	$0.3	$60.0	$605.8	$—	$—	$—	$—	$666.1

Successor Company
Balance, September 16, 2000	$—	$0.3	$60.0	$605.8	$—	$—	$—	$—	$666.1
Net loss	—	—	—	—	(77.5)	—	—	—	(77.5)
Issuance of restricted common stock	—	—	—	1.2	—	—	—	(1.2)	—
Amortization of restricted common stock	—	—	—	—	—	—	—	0.4	0.4

Balance, February 3, 2001	—	0.3	60.0	607.0	(77.5)	—	—	(0.8)	589.0

Net loss	—	—	—	—	(242.0)	—	—	—	(242.0)
Unrealized loss on cash-flow hedge, net of tax	—	—	—	—	—	(2.2)	—	—	(2.2)

Total comprehensive loss	—	—	—	—	(242.0)	(2.2)	—	—	(244.2)

Purchase of treasury stock	—	—	—	—	—	—	(1.2)	—	(1.2)
Amortization of restricted common stock	—	—	—	—	—	—	—	0.8	0.8

Balance, February 2, 2002	—	0.3	60.0	607.0	(319.5)	(2.2)	(1.2)	—	344.4

Net earnings	—	—	—	—	13.3	—	—	—	13.3
Unrealized loss on cash-flow hedge, net of tax	—	—	—	—	—	(1.5)	—	—	(1.5)
Minimum pension liability, net of tax	—	—	—	—	—	(0.8)	—	—	(0.8)

Total comprehensive loss	—	—	—	—	13.3	(2.3)	—	—	11.0

Exercise of stock options	—	—	—	(0.2)	—	—	0.5	—	0.3
Tax benefit related to stock-based compensation	—	—	—	1.1	—	—	—	—	1.1

Balance, February 1, 2003	$—	$0.3	$60.0	$607.9	$(306.2)	$(4.5)	$(0.7)	$—	$356.8

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements

Note 1.    Plan of Reorganization

        Pathmark Stores, Inc. (the "Company" or "Pathmark") completed its plan of reorganization (the "Plan of Reorganization") and formally exited Chapter 11 on September 19, 2000 (the "Plan Effective Date"). Pursuant to the Plan of Reorganization, the Company's direct and indirect parent companies merged with the Company, which became the surviving entity. Such mergers are being accounted for in the historical financial statements at historical cost in a manner similar to pooling-of-interests accounting.

        The Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity was deemed created for financial reporting purposes. The periods presented prior to the Plan Effective Date have been designed "Predecessor Company" and the periods subsequent to the Plan Effective Date have been designated "Successor Company" with September 16, 2000, the Saturday nearest the Plan Effective Date, utilized for the accounting closing date related to the Predecessor Company financial statements. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of the Plan of Reorganization, the results of operations of the Predecessor Company and Successor Company are not comparable.

Note 2.    Significant Accounting Policies

        Business.    The Company operated 144 supermarkets as of February 1, 2003, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation. The Company owns 33 1/3% of the common stock of Restoration Supermarket Corporation ("RSC") and Community Supermarket Corporation ("CSC"). RSC and CSC are each tenants under a lease for a supermarket, in Brooklyn, NY and Newark, NJ, respectively. Both RSC and CSC have retained the Company to manage its respective supermarket facility for a management fee. Each supermarket is operated under the Pathmark name pursuant to a license. The Company also owns a 50% interest in a joint venture which owns real property and has leased a supermarket to the Company. All of the above investments, which are not material to the Company's consolidated financial statements, are accounted for under the equity method. No debt incurred by any of these entities is recourse to the Company as of February 1, 2003.

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

        Reclassifications.    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 2002 presentation.

        Fiscal Year.    The Company adopted the Predecessor Company's fiscal year, which ends on the Saturday nearest to January 31 of the following calendar year. The Successor Company's fiscal 2002 consisted of the 52-week period ended February 1, 2003, fiscal 2001 consisted of the 52-week period ended February 2, 2002 and fiscal 2000 consisted of the 20-week period from September 17, 2000 through February 3, 2001. The Predecessor Company's fiscal 2000 consisted of the 33-week period from January 30, 2000 to September 16, 2000, the Saturday nearest the Plan Effective Date. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks.

        Cumulative Effect of An Accounting Change.    The Company adopted, as of the beginning of fiscal 2002, Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". It has been the Company's accounting policy to record vendor allowances and rebates as a reduction of cost of goods sold when both the required contractual terms are completed and the inventory is sold. It was also the Company's accounting policy to recognize vendor payments for the reimbursement of the Company's advertising costs as a reduction of advertising expense when the required advertising is performed. In adopting EITF Issue No. 02-16, the Company recorded vendor payments related to advertising reimbursements as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold. As a result, the Company recorded a charge of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change, as of the beginning of fiscal 2002. In addition, as a result of EITF Issue No. 02-16, vendor payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of selling, general and administrative expenses, were reclassified as a reduction of cost of goods sold. Prior year financial statements were not reclassified. Excluding the charge for the cumulative effect of this accounting change, the impact of EITF Issue No. 02-16 on the Company's net earnings for fiscal 2002 was not significant.

        Cash and Cash Equivalents.    Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

        Merchandise Inventories.    Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis. On the Plan Effective Date, the Company recorded the Predecessor Company's merchandise inventories at fair value.

        Property and Equipment.    Property and equipment are stated at cost, which includes the recording of the Predecessor Company's property and equipment at fair value as of the Plan Effective Date. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over the following useful lives: buildings, 40 years; fixtures and equipment, 3 to 10 years; and leasehold improvements, 8 to 15 years or lease term, whichever is shorter. Capital leases are recorded at the present value of minimum lease payments or fair market value of the related property, whichever is less. Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property's estimated useful life.

        Long-Lived Assets.    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retained many of its fundamental provisions. In accordance with SFAS No. 144, which the Company adopted effective with the beginning of fiscal 2002, the Company assesses the carrying value of its long-lived assets for possible impairment based on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset less any cost of disposition. The Company did not record any impairment losses in the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002, the 20 weeks ended February 3, 2001 and the 33 weeks ended September 16, 2000.

        Goodwill.    Goodwill of $798.0 million, resulting from Fresh-Start Reporting, was being amortized over three years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company's goodwill account is no longer being amortized subsequent to fiscal 2001 but rather is being evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. Based on an independent evaluation of its fair value completed when SFAS No. 142 was adopted in the first quarter of fiscal 2002, the Company concluded that there was no impairment of its goodwill. The Company performed its annual evaluation of its goodwill in the fourth quarter of fiscal 2002, and, based on an independent evaluation of its fair value, concluded that there was no impairment of its goodwill.

        The following table represents the pro forma effect of SFAS No. 142 on net earnings (loss) and net earnings (loss) per share—basic and diluted:

(in millions, except per share data)	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001
Net earnings (loss), as reported	$13.3	$(242.0)	$(77.5)
Add back: amortization of goodwill	—	265.5	98.5

Net earnings (loss), pro forma	$13.3	$23.5	$21.0

Net earnings (loss) per share — basic, as reported	$0.44	$(8.07)	$(2.58)
Less: amortization of goodwill	—	8.85	3.28

Net earnings per share — basic, pro forma	$0.44	$0.78	$0.70

Weighted average number of shares outstanding — basic	30.1	30.0	30.0

Net earnings (loss) per share — diluted, as reported	$0.44	$(8.07)	$(2.58)
Less: amortization of goodwill	—	8.84	3.27

Net earnings per share — diluted, pro forma	$0.44	$0.77	$0.69

Weighted average number of shares outstanding — diluted, pro forma	30.4	30.7	30.2

        Software.    Internally developed software, which creates a new system or adds identifiable functionality to an existing system, and externally purchased software are capitalized and amortized on a straight-line method over 3 to 5 years; such amortization is classified in depreciation and amortization.

        Unearned Vendor Allowances and Rebates.    The Company receives vendor allowances and rebates under vendor contracts which require the Company to purchase the vendor's product based on either a volume or specified time period commitment or require the Company to perform a specific activity such as promote and/or advertise the vendor's product. When payment is received prior to fulfillment of the contractual terms, our accounting policy is to record such amounts as unearned vendor allowances and rebates on our consolidated balance sheet; such unearned vendor allowances and rebates are earned through a reduction in cost of goods sold when the required contractual terms are completed and when the inventory is sold. Noncurrent unearned vendor allowances and rebates are based on the amount projected to be earned in the periods subsequent to fiscal 2003.

        Self-Insured Claims Liabilities.    The Company is self insured for claims relating to customer, associate and vehicle accidents, as well as associate medical and disability benefits, and maintains third-party excess insurance coverage for such claims. It is the Company's accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported at a discounted risk-free interest rate. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns. Such self-insured claims liabilities are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

        Fair Value of Financial Instruments.    The fair value of the term loan as of February 1, 2003 and February 1, 2002 approximated its carrying value due to its floating interest rates. The fair value of these publicly-traded senior subordinated notes was based on the quoted market price at February 1, 2003 and an independent evaluation at February 2, 2002 since these notes were not yet publicly traded. The Company has evaluated its mortgages and industrial revenue bonds and believes, based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of February 1, 2003 and February 2, 2002, the carrying values of cash and cash equivalents, accounts receivable, due from suppliers, accounts payable, and accrued expenses and other current liabilities approximated their fair values due to the short-term maturities of these accounts. The fair value of the interest rate derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented in Note 12 are not necessarily indicative of the amounts that the Company could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

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

        Cost of Goods Sold.    Cost of goods sold includes the costs of inventory sold and the related purchase and distribution costs. Vendor allowances and rebates are adjusted through a reduction in cost of goods sold when the required contractual terms are completed and when the inventory is sold. Cost of goods sold excludes depreciation and amortization shown separately in the consolidated statements of operations. As a result of EITF Issue No. 02-16, vendor payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of selling, general and administrative expenses, were reclassified as a reduction of cost of goods sold. Prior year financial statements were not reclassified.

        Advertising Costs.    Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $41.0 million for the 52 weeks ended February 1, 2003, $24.2 million for the 52 weeks ended February 2, 2002, $8.7 million for the 20 weeks ended February 3, 2001 and $12.8 million for the 33 weeks ended September 16, 2000. As a result of EITF Issue No. 02-16, vendor payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of selling, general and administrative expenses, were reclassified as a reduction of cost of goods sold. Prior year financial statements were not reclassified.

        Store Preopening and Closing Costs.    Store preopening costs are expensed as incurred. The Company records a liability for store closing costs such as future rent and real estate taxes, net of expected sublease recovery, from the date of closure discounted using a risk-adjusted rate of interest.

        Stock-Based Compensation.    The Company adopted the FASB's SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock

Issued to Employees". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

        The pro forma disclosure of net earnings (loss) and net earnings (loss) per share as if the fair value based method of accounting defined in the SFAS No. 123 had been applied is as follows:

(in millions, except per share data)	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001
Net earnings (loss), as reported	$13.3	$(242.0)	$(77.5)
Less: stock-based compensation expense, net of related tax effect	(2.4)	(2.7)	(0.4)

Net earnings (loss), pro forma	$10.9	$(244.7)	$(77.9)

Net earnings (loss) per share — basic, as reported	$0.44	$(8.07)	$(2.58)
Less: stock-based compensation expense, net of related tax effect	(0.08)	(0.09)	(0.02)

Net earnings (loss) per share — basic, pro forma	$0.36	$(8.16)	$(2.60)

Weighted average number of shares outstanding — basic	30.1	30.0	30.0

Net earnings (loss) per share — diluted, as reported	$0.44	$(8.07)	$(2.58)
Less: stock-based compensation expense, net of related tax effect	(0.08)	(0.09)	(0.02)

Net earnings (loss) per share — diluted, pro forma	$0.36	$(8.16)	$(2.60)

Weighted average number of shares outstanding — diluted	30.4	30.0	30.0

        For purposes of the pro forma disclosures, the estimated fair value of the options issued is assumed to be expensed over the options' vesting period.

        Shares Outstanding.    The weighted average number of shares outstanding—basic were 30.1 million shares for fiscal 2002 and 30.0 million shares for fiscal 2001 and for the 20 weeks ended February 3, 2001. The weighted average number of shares outstanding—diluted were 30.4 million shares for fiscal 2002 and 30.0 million shares for fiscal 2001 and for the 20 weeks ended February 3, 2001. For fiscal 2001 and for the 20 weeks ended February 3, 2001, all stock options, warrants and restricted stock were excluded from the computation of weighted average number of shares outstanding—diluted because their effect would have been anti-dilutive. Data is not presented for the Predecessor Company due to the significant change in our capital structure.

        Derivative and Hedging Activities.    In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivative designated as a hedge is highly effective in offsetting changes in fair value of the item being hedged. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. To manage its interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar, on a notional amount of $150 million of the Company's term loan. This derivative is recorded on the balance sheet at fair value and at inception was designated, and continues to qualify, as a cash-flow hedge of the Company's forecasted variable interest rate payments. The related unrealized loss on this cash-flow hedge, net of tax, is included in accumulated other comprehensive loss in stockholders' equity on the consolidated balance sheets (see Note 13).

        Minimum Pension Liability.    The Company maintains several unfunded pension plans for certain current and retired executives. The minimum pension liability for these plans is recorded in other noncurrent liabilities and the related unrealized loss, net of tax, is included in accumulated other comprehensive loss in stockholders' equity on the consolidated balance sheets.

        New Accounting Pronouncements.    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are required to be adopted effective with the beginning of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have an impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective with the beginning of fiscal 2003. The Company will adopt SFAS No. 145 in fiscal 2003 by applying Accounting Principles Board ("APB") Opinion No. 30 to all gains and losses related to extinguishment of debt. Gains and losses from extinguishment of debt will be classified within income from operations; upon adoption, prior year extraordinary items will be reclassified within income from operations. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002 and did not have an impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the exit plan commitment date. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for fiscal 2002 (see Note 25). The Company does not expect adopting the initial recognition and measurement provisions of this interpretation will have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the amendments to SFAS No. 123 required in SFAS No. 148 for fiscal 2002 year-end reporting. The Company will adopt the amendment to APB Opinion No. 28 required in SFAS No. 148 for quarterly reporting in the first quarter of fiscal 2003.

        In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," was issued. This interpretation requires a company to consolidate variable interest entities ("VIE") if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN No. 46 are effective for fiscal 2003. Since the Company does not have any unconsolidated VIEs, the adoption of FIN No. 46 will not have an impact on its financial position or results of operations.

Note 3.    Cash and Cash Equivalents

        Cash and cash equivalents are comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Cash	$11.3	$11.7
Cash equivalents	—	12.9

Cash and cash equivalents	$11.3	$24.6

Note 4.    Accounts Receivable

        Accounts receivable are comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Prescription plans	$19.8	$19.6
Other	2.7	3.0

Accounts receivable	22.5	22.6
Less: allowance for doubtful accounts	(0.7)	(0.7)

Accounts receivable	$21.8	$21.9

Note 5.    Merchandise Inventories

        Merchandise inventories are comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Merchandise inventories at FIFO cost	$184.5	$187.7
Less: LIFO reserve	(0.4)	(2.0)

Merchandise inventories at LIFO cost	$184.1	$185.7

Note 6.    Other Current Assets

        Other current assets are comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Prepaid expenses	$16.9	$15.6
Due from joint ventures	3.9	3.3
Supplies inventory	3.8	3.8
Construction loan receivable	0.6	6.3
Deferred income tax asset	—	5.5
Other	7.0	7.0

Other current assets	$32.2	$41.5

Note 7.    Property and Equipment

        Property and equipment are comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Land	$31.7	$31.7
Buildings and building improvements	102.4	96.4
Fixtures and equipment	184.7	145.7
Leasehold costs and improvements	279.6	251.5

Property and equipment, owned	598.4	525.3
Buildings and equipment under capital leases	153.7	139.1

Property and equipment, at cost	752.1	664.4
Less: accumulated depreciation and amortization (a)	(147.6)	(92.0)

Property and equipment, net	$604.5	$572.4

(a)
Includes accumulated amortization of buildings and equipment under capital leases of $23.6 million and $19.1 million as of February 1, 2003 and February 2, 2002, respectively.

Note 8.    Goodwill

        Goodwill is comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Goodwill	$798.0	$798.0
Accumulated amortization	(364.0)	(364.0)

Goodwill, net	$434.0	$434.0

Note 9.    Other Noncurrent Assets

        Other noncurrent assets are comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Funded pension plan assets	$127.0	$116.2
Deferred financing costs	14.1	13.2
Capitalized software, net	14.0	11.8
Other	1.8	5.0

Other noncurrent assets	$156.9	$146.2

Note 10.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Payroll and payroll taxes	$48.3	$52.3
Self-insured claims liabilities	20.8	31.7
Interest	12.5	6.4
Utilities and common area maintenance	10.5	11.3
Unearned vendor allowances and rebates	9.9	10.1
Gift certificates	7.6	6.9
Other	34.9	33.9

Accrued expenses and other current liabilities	$144.5	$152.6

Note 11.    Long-Term Debt

        Long-term debt is comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Term loan	$217.3	$218.0
Working capital facility	10.0	—
Senior subordinated notes	200.0	200.0
Mortgages	21.8	22.2
Industrial revenue bonds	1.6	8.0
Other debt	1.0	0.3

Total debt	451.7	448.5
Less: current maturities and the working capital facility	(12.3)	(7.9)

Long-term portion	$439.4	$440.6

        Scheduled Maturities of Debt.    The amount of principal payments required each fiscal year on outstanding debt as of February 1, 2003 are as follows (in millions):

Principal Payments
2003	$12.3
2004	1.3
2005	54.8
2006	108.4
2007	54.6
Thereafter	220.3

Total	$451.7

        Senior Subordinated Notes.    On January 29, 2002, the Company issued $200 million aggregate principal amount of unregistered 8.75% Senior Subordinated Notes due 2012 (the "Notes"), which pay cash interest on a semi-annual basis, beginning on August 1, 2002. The proceeds from the issuance of the Notes were used to repay a portion of the Company's outstanding loans under its bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of the Company's outstanding industrial revenue bonds. During the first quarter of fiscal 2002, the Company completed an exchange offer pursuant to which all of the Notes were exchanged for $200 million aggregate principal amount of the Company's registered 8.75% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants. The Senior Subordinated Notes restrict the ability of the Company to declare cash dividends on its common stock. The Company is in compliance with all Senior Subordinated Notes covenants as of February 1, 2003.

        Bank Credit Facility.    On September 19, 2000, the Company entered into a credit agreement with a group of lenders led by JPMorgan Chase Bank (the "Credit Agreement"). The Credit Agreement initially consisted of (a) term loans in an aggregate principal amount of $425 million (consisting of $125 million in Term Loan A and $300 million in Term Loan B) and (b) a $175 million revolving working capital facility (including a maximum of $125 million in letters of credit). After giving effect to the prepayment of indebtedness with the proceeds of the offering of the Senior Subordinated Notes, the Company had no indebtedness under Term Loan A and $218.0 million under Term Loan B.

        The Credit Agreement requires the Company to meet certain financial tests including, without limitation, a maximum total debt to consolidated EBITDA (leverage) ratio, a minimum consolidated interest and rental expense coverage ratio, a minimum fixed charge ratio and a minimum consolidated EBITDA. In addition, the Credit Agreement contains certain covenants which, among other things, places limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, prepayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. In addition, the Credit Agreement prohibits the payment of cash dividends. The Company is in compliance with all covenants in the Credit Agreement as of February 1, 2003.

        On January 28, 2003, the Company amended its Credit Agreement. Pursuant to this amendment, among other things, the maximum permitted leverage ratio has been increased through fiscal 2004, the minimum consolidated interest and rental expense coverage ratio has been decreased through 2004, the minimum permitted consolidated EBITDA has been decreased through fiscal 2004, and a minimum fixed-charge coverage ratio covenant has been added. Additionally, the Company has agreed to (i) an increase in the commitment fee on the revolver portion of the Credit Agreement of 25.0 basis points; and (ii) an increase in the applicable interest rates payable on outstanding balances under the Credit Agreement of 50.0 basis points.

        Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR, which was 1.3% as of February 1, 2003, plus an applicable rate, subject to decrease, depending on the total debt to consolidated EBITDA ratio. The Company is required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. The weighted average interest rate in effect on all borrowings under the term loan was 7.7% during fiscal 2002. As of February 1, 2003, borrowings under the working capital facility were $10.0 million and outstanding letters of credit were $40.3 million.

        All of the obligations under the Credit Agreement are guaranteed by the Company's 100% owned subsidiaries that are not single-purpose entities organized for the purpose, and engaged solely in the business, of owning real property. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company's tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

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

        Mortgages.    Borrowings are payable in installments ending in fiscal 2008 with interest at 7.3%, and include a scheduled final payment of $18.9 million. These mortgages are secured by property and equipment having a net book value of $21.8 million as of February 1, 2003.

Note 12.    Fair Value of Financial Instruments

        The carrying amounts and fair values of the Company's financial instruments are as follows (in millions):

	February 1, 2003		February 2, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$217.3	$217.3	$218.0	$218.0
Working capital facility	10.0	10.0	—	—
Senior subordinated notes	200.0	185.0	200.0	205.5
Mortgages	21.8	21.8	22.2	22.2
Industrial revenue bonds	1.6	1.6	8.0	8.0
Other debt	1.0	1.0	0.3	0.3

Total debt	$451.7	$436.7	$448.5	$454.0

Derivative liability	$6.3	$6.3	$3.8	$3.8

Note 13.    Derivative Instruments and Hedging Activities

        As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar, consisting of a cap with a strike of 10.5% and a floor with a strike of 8.89%, on a notional amount of $150 million of its term loan. At inception, the derivative was designated, and continues to qualify, as a perfectly-effective cash-flow hedge of the Company's forecasted variable interest rate payments due on the term loan. The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at its fair value of $6.3 million, included in other noncurrent liabilities, with the related unrealized loss of $3.7 million, net of tax, recorded in stockholders' equity and classified as accumulated other comprehensive loss. The fair value of the derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle for in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value. The counterparty to this derivative transaction is a major financial institution. The Company does not expect any accumulated other comprehensive loss related to our derivative currently recorded in stockholders' equity to be recognized in its statement of operations in fiscal 2003.

Note 14.    Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is comprised of the following (in millions):

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Net earnings (loss)	$13.3	$(242.0)	$(77.5)	:	$275.6
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	(1.5)	(2.2)	—	:	—
Minimum pension liability, net of tax	(0.8)	—	—	:	—

Comprehensive earnings (loss)	$11.0	$(244.2)	$(77.5)	:	$275.6

Note 15.    Interest Expense, Net

        Interest expense, net is comprised of the following (in millions):

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Term loan	$16.8	$33.2	$16.8	:	$14.0
Working capital facility	1.9	—	—	:	6.0
Senior subordinated notes	17.4	0.2	—	:	—
Lease obligations	20.7	20.5	7.6	:	13.8
Amortization of deferred financing costs	1.8	2.3	0.9	:	2.6
Mortgages	1.6	1.7	0.6	:	1.1
DIP facility	—	—	—	:	2.5
Other subordinated debt	—	—	—	:	53.8
Interest income	(0.2)	(2.0)	(1.5)	:	(0.3)
Other	5.1	9.4	3.3	:	5.6

Interest expense, net	$65.1	$65.3	$27.7	:	$99.1

Note 16.    Lease Obligations

        As of February 1, 2003, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (in millions):

	Capital Leases	Operating Leases
2003	$36.4	$45.7
2004	33.9	44.4
2005	30.5	43.5
2006	25.5	40.3
2007	24.0	36.9
Thereafter	250.8	319.0

Total minimum lease payments (a)	401.1	$529.8

Less: amounts representing interest	(199.9)

Present value of net minimum capital lease payments (b)	201.2
Long-term lease obligations
Less: current portion of lease obligations	(18.3)

Long-term lease obligations	$182.9

(a)
Net of sublease income of $57.8 million for operating leases.

(b)
Includes $36.4 million related to sale and leaseback transactions accounted for as financings.

        Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (in millions):

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Minimum rentals	$55.0	$52.1	$17.5	:	$28.7
Less: rentals from subleases	(11.2)	(11.3)	(3.9)	:	(2.7)

Minimum rentals, net	$43.8	$40.8	$13.6	:	$26.0

Note 17.    Other Noncurrent Liabilities

        Other noncurrent liabilities are comprised of the following (in millions):

	February 1, 2003	February 2, 2002
Unearned vendor allowances and rebates	$54.8	$47.1
Self-insured claims liabilities	41.4	40.0
Unfunded pension plan benefits	24.1	23.2
Other postretirement benefits	19.5	17.8
Deferred rent	11.1	10.3
Derivative liability	6.3	3.8
Other postemployment benefits	5.5	5.2
Other	24.2	24.5

Other noncurrent liabilities	$186.9	$171.9

Note 18.    Pension and Other Benefit Plans

        The following tables provide a reconciliation of the benefit obligations, the funded plan assets and the funded status of the plans, accounted for on a calendar year basis, along with the amounts recognized in the consolidated balance sheets and the actuarial assumptions (dollars in millions):

	Pension Benefits		Other Postretirement Benefits
	February 1, 2003	February 2, 2003	February 1, 2002	February 2, 2002
Change in benefit obligations:
Benefit obligations at beginning of year	$176.9	$164.2	$24.7	$17.6
Service cost	3.0	3.0	0.6	0.4
Interest cost	12.0	12.1	1.7	1.3
Plan amendment	0.6	—	—	(0.7)
Benefits and expenses paid	(7.7)	(7.5)	(0.9)	(0.7)
Actuarial experience losses	3.8	5.1	(2.4)	6.8

Benefit obligations at end of year	$188.6	$176.9	$23.7	$24.7

Change in fair value of funded plan assets:
Fair value of plan assets at beginning of year	$240.5	$240.5	$—	$—
Actual return on plan assets	(16.2)	5.7	—	—
Benefits and expenses paid	(5.9)	(5.7)	—	—

Fair value of plan assets at end of year	$218.4	$240.5	$—	$—

Reconciliation of funded status at end of year:
Funded status	$29.8	$63.5	$(23.7)	$(24.7)
Unrecognized prior service cost	0.5	—	(0.6)	(0.6)
Unrecognized net actuarial losses	71.7	27.7	4.8	7.5

Prepaid (accrued) benefit cost	$102.0	$91.2	$(19.5)	$(17.8)

Amount recognized in the consolidated balance sheets:
Other noncurrent assets	$127.0	$116.2	$—	$—
Accrued expenses and other current liabilities	(2.3)	(1.8)	—	—
Other noncurrent liabilities	(24.1)	(23.2)	(19.5)	(17.8)
Accumulated other comprehensive loss	1.4	—	—	—

Net amount recognized	$102.0	$91.2	$(19.5)	$(17.8)

Actuarial assumptions at the end of year:
Discounted rate	6.50%	7.25%	6.50%	7.25%
Expected return on plan assets	9.50%	9.50%	—	—
Rate of compensation increase	3.50%	4.25%	—	—

        As part of the Company's on-going process to evaluate its actuarial assumptions, including its expected rate of return, it is reducing its expected long-term rate of return from 9.50% to 9.00% in fiscal 2003 in response to the current conditions in the securities markets.

        Pension Plans.    The Company maintains a defined benefit pension plan (the "Qualified Plan"), which covers substantially all non-union and certain union associates. The Company also maintains an unfunded supplemental retirement plan for participants in the defined benefit pension plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law. Additionally, the Company has entered into individual retirement agreements with certain current and retired executives providing for unfunded supplemental pension benefits upon their retirement after attainment of age 60. The minimum pension liability for these unfunded plans is recorded in other noncurrent liabilities and the related unrealized loss, net of tax, is included in accumulated other comprehensive loss in stockholders' equity on the consolidated balance sheets.

        Pension benefits include the following cost (cost reduction) components (in millions):

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Service cost	$3.0	$3.0	$1.0	:	$2.0
Interest cost	12.0	12.1	4.0	:	7.8
Expected return on assets	(24.1)	(24.0)	(7.9)	:	(15.3)
Amortization of prior service cost	0.1	—	—	:	0.2
Recognition of (gains) losses	—	0.1	—	:	(2.9)

Pension benefits cost reduction	$(9.0)	$(8.8)	$(2.9)	:	$(8.2)

        Assets of the Company's Qualified Plan are invested in equities of domestic corporations, U.S. Government instruments and money market investments. The value of its Qualified Plan assets has decreased from $240.5 million at December 31, 2001 to $218.4 million at December 31, 2002. The investment performance returns and declining discount rates have reduced our overfunded Qualified Plan, net of benefit obligations, from $91.5 million at December 31, 2001 to $56.8 million at December 31, 2002.

        The projected benefit obligation for the unfunded supplemental retirement plans was $27.0 million as of February 1, 2003 and $28.0 million as of February 2, 2002. The accrued benefit cost for the unfunded supplemental retirement plans was $26.4 million as of February 1, 2003 and $25.0 million as of February 2, 2002.

        The Company also contributes to several multi-employer plans, which provide defined benefits to certain union associates. The expenses related to these multi-employer plans were $18.1 million for the 52 weeks ended February 1, 2003, $16.4 million for the 52 weeks ended February 2, 2002, $5.6 million for the 20 weeks ended February 3, 2001 and $9.3 million for the 33 weeks ended September 16, 2000.

        The Company sponsors a savings plan for certain eligible associates. Contributions under the plan are based on specified percentages of associate contributions. The expenses related to the savings plan were $2.2 million for the 52 weeks ended February 1, 2003, $2.9 million for the 52 weeks ended February 2, 2002, $1.0 million for the 20 weeks ended February 3, 2001 and $1.7 million for the 33 weeks ended September 16, 2000.

        Other Postretirement Benefits.    The Company provides its associates other postretirement benefits, principally health care for non-union associates who retired prior to January 1, 1998 and certain associates for whom benefits are a subject of collective bargaining and life insurance benefits.

        Other postretirement benefits include the following cost (cost reduction) components (in millions):

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Service cost	$0.6	$0.4	$0.1	:	$0.2
Interest cost	1.7	1.3	0.4	:	0.9
Amortization of prior service cost	(0.1)	(0.1)	—	:	(1.0)
Recognition of loss (gain)	0.4	—	—	:	(0.4)

Other postretirement benefits costs (cost reduction)	$2.6	$1.6	$0.5	:	$(0.3)

        The health-care cost trend rate at February 1, 2003 was 10% and is expected to remain at this level. A 1% change in the assumed health care cost trend rate would have the following effects as of February 1, 2003 (in millions):

	1%
	Increase	Decrease
Total of service and interest cost components	$0.3	$0.3
Postretirement benefit obligation	3.4	2.7

        Other Postemployment Benefits.    The Company also provides its associates postemployment benefits, primarily long-term disability and salary continuance. The obligation for these benefits was determined by application of the provisions of the Company's long-term disability plan and includes the age of active claimants at disability and at valuation, the length of time on disability and the probability of the claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4%. At February 1, 2003 and February 2, 2002, the liability for accumulated postemployment benefits was $6.0 million and $5.9 million, respectively, of which $5.5 million and $5.2 million, respectively, was classified in other noncurrent liabilities.

Note 19.    Income Taxes

        The income tax provision before extraordinary items and cumulative effect of an accounting change, is comprised of the following (in millions):

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Current provision
Federal	$1.3	$3.1	$0.2	:	$—
State	5.7	1.3	0.3	:	0.1
Deferred provision (benefit)
Federal	9.1	10.1	10.5	:	—
State	(3.1)	4.0	3.7	:	—

Income tax provision	$13.0	$18.5	$14.7	:	$0.1

        The income tax provision before extraordinary items and cumulative effect of an accounting change differs from the expected federal statutory income tax provision (benefit) as follows (in millions):

	Successor Company			: :	Predecessor Company
	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	:	33 Weeks Ended September 16, 2000
Federal income tax provision (benefit) at statutory tax rate	$9.4	$(77.1)	$(22.0)	:	$(13.3)
State income taxes	1.9	3.4	2.6	:	(0.5)
Nondeductible amortization of goodwill	—	92.9	34.5	:	—
Nondeductible reorganization expenses	—	—	—	:	9.2
Change in valuation allowance	—	—	—	:	5.5
Other	1.7	(0.7)	(0.4)	:	(0.8)

Income tax provision	$13.0	$18.5	$14.7	:	$0.1

        Deferred income tax assets and liabilities consist of the following (in millions):

	February 1, 2003		February 2, 2002
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$135.5	$—	$139.0
Benefit plans and other postretirement and postemployment benefits	—	27.3	—	23.1
Merchandise inventory and gross profit	—	27.1	—	27.0
Prepaid expenses	—	8.7	—	7.5
Net operating loss carryforwards	24.1	—	28.9	—
Self-insured claims liabilities	22.5	—	25.7	—
Lease capitalization	23.4	—	22.9	—
Deferred income	19.0	—	14.7	—
General business credits	14.9	—	13.7	—
Alternate minimum taxes	7.5	—	4.5	—
Other	1.8	—	4.8	—

Subtotal	113.2	198.6	115.2	196.6
Less: valuation allowance	(5.9)	—	(5.9)	—

Total	$107.3	$198.6	$109.3	$196.6

        The Company's net deferred income tax liability was $91.3 million and $87.3 million at February 1, 2003 and February 2, 2002, respectively, and included a valuation allowance of $5.9 million at both fiscal year ends primarily related to net operating losses that may not be utilized in the carryforward period. As a result of the exchange of the Predecessor Company's subordinated debt and accrued interest for the Successor Company's equity in fiscal 2001, the amount of the Company's aggregate indebtedness was reduced, generating income from the cancellation of debt for tax purposes of approximately $350 million. Since the realization of such income occurred under the U. S. Bankruptcy Code, the Company did not recognize income from cancellation of debt for tax purposes, but has elected to reduce the basis of its depreciable property and, with the remaining income from the cancellation of debt, reduce its tax loss carryforwards. The Company's remaining federal tax loss carryforwards expire from fiscal 2008 through fiscal 2020 and are subject to an annual limitation of approximately $38.6 million due to the change of control resulting from the Plan of Reorganization. General business credits consist of federal work incentive credits and expire in fiscal 2008 through fiscal 2017. The fiscal 2002 income tax provision includes a charge of $2.6 million to adjust the Company's estimated liability for certain tax issues.

        The balance sheet classification of the deferred income tax assets and liabilities is as follows (in millions):

	February 1, 2003			February 2, 2002
	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets	$40.3	$72.9	$113.2	$46.5	$68.7	$115.2
Liabilities	(42.3)	(156.3)	(198.6)	(41.0)	(155.6)	(196.6)

Subtotal	(2.0)	(83.4)	(85.4)	5.5	(86.9)	(81.4)
Less: valuation allowance	—	(5.9)	(5.9)	—	(5.9)	(5.9)

Total	$(2.0)	$(89.3)	$(91.3)	$5.5	$(92.8)	$(87.3)

        Income tax payments were $4.1 million for the 52 weeks ended February 1, 2003, $1.0 million for the 52 weeks ended February 2, 2002, $0.1 million for the 20 weeks ended February 3, 2001 and $0.1 million for the 33 weeks ended September 16, 2000. Income tax refunds were $2.6 million for the 52 weeks ended February 1, 2003, $15,000 for the 52 weeks ended February 2, 2002, $0.1 million for the 20 weeks ended February 3, 2001 and $0.4 million for the 33 weeks ended September 16, 2000.

        The Internal Revenue Service has closed its audits of the Company's tax returns through fiscal 1998.

Note 20.    Extraordinary Items

        In fiscal 2001, the Successor Company's extraordinary item of $3.3 million, net of an income tax benefit of $2.3 million, represents costs incurred resulting from the early extinguishment of debt, including the write-off of deferred financing costs, related to the pay down of the term loan from certain of the proceeds of the Senior Subordinated Notes. In the 33 weeks ended September 16, 2000, the Predecessor Company's extraordinary item of $313.7 million, net of an income tax provision of $46.6 million, represents income from the cancellation of debt related to the exchange of bond indebtedness and accrued interest for common stock and warrants in accordance with the Plan of Reorganization; such income is reduced by the write-off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to exchange. The income tax provision related to the extraordinary item is based on the deferred tax impact of the tax attribute reductions, net of the valuation allowance reversal related to certain deferred tax assets.

        In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. We intend to implement SFAS No. 145 in fiscal 2003 by applying APB Opinion No. 30 to all gains and losses related to extinguishment of debt.

Note 21.    Capital Stock

        Preferred Stock.    As of February 1, 2003 and February 2, 2002, there were 5,000,000 shares of preferred stock authorized of which none are issued or outstanding.

        Common Stock.    As of February 1, 2003 and February 2, 2002, there were 100,000,000 shares authorized of $0.01 par value common stock. The following table summarizes the change in the number of shares of common stock:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance, February 3, 2001	30,098,510	—	30,098,510
Purchase of treasury stock	—	(46,053)	(46,053)
Stock options exercised	1,000	750	1,750

Balance, February 2, 2002	30,099,510	(45,303)	30,054,207
Stock options exercised	—	16,985	16,985

Balance, February 1, 2003	30,099,510	(28,318)	30,071,192

        As part of the Plan of Reorganization, the Predecessor Company's subordinated debt and accrued interest of approximately $1 billion was canceled and the holders of such subordinated debt received 30,000,000 shares, representing 100% of the outstanding common stock of the reorganized Company and holders of certain subordinated debt also received warrants to purchase up to 5,294,118 shares of common stock at $22.31 per share. Such warrants have a term of ten years from the Plan Effective Date.

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

        Restricted Stock.    The Company includes restricted stock awards in its earnings per share—basic computation when vested and earnings per share—diluted computation when granted, provided that continued employment is the only condition for vesting. A restricted stock award of 98,510 shares with a fair value of $1.2 million was granted to the former Chief Executive Officer on October 3, 2000, which was fully vested on January 2, 2002. Under the terms of the restricted shares issued, continued employment was the only condition for vesting. Upon vesting, 46,053 shares were surrendered to the Company to satisfy the tax withholding obligation and such shares were recorded as treasury stock at a cost of $1.2 million. The Company charged $0.8 million and $0.4 million to compensation expense in fiscal 2001 and the 20 weeks ended February 3, 2001, respectively, for this award. No restricted stock awards were made in fiscal 2002 or fiscal 2001.

Note 22.    Stock Option Plans

        The 2000 Employee Equity Plan (the "Employee Plan") and the 2000 Non-Employee Directors' Equity Plan (the "Directors' Plan"), which were implemented as of the Plan Effective Date, make available the granting of options aggregating 5,294,118 shares of common stock, of which 5,164,118 shares are available under the Employee Plan and 130,000 shares are available under the Directors' Plan. All of the Company's officers and certain employees are eligible to receive options under the Employee Plan. Options for additional shares may be granted by the Board of Directors' Compensation Committee. The Directors' Plan is available to the Company's directors, who are not employees of the Company. As of February 1, 2003, the number of options outstanding for the Company's Employee Plan and Directors' Plan were 5,061,530 options with a weighted average exercise price of $12.07 and a weighted average contractual life of 8.7 years of which 1,069,107 options were exercisable. There were 213,853 shares of common stock available for future grant under the Company's Employee Plan and Directors' Plan.

        As of February 1, 2003, options to purchase 5,061,530 shares vest at various dates extending through fiscal 2006. The change in the number of options was as follows:

	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001
Outstanding, beginning of fiscal year	3,741,345	2,094,200	—
Granted during the fiscal year	2,373,020	1,663,345	2,094,200
Exercised during the fiscal year	(16,985)	(1,750)	—
Canceled, terminated, and expired during the fiscal year	(1,035,850)	(14,450)	—

Outstanding, end of fiscal year	5,061,530	3,741,345	2,094,200

        Weighted average option exercise price information was as follows:

	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001
Outstanding, beginning of fiscal year	$16.32	$13.94	$—
Granted during the fiscal year	6.97	19.30	13.94
Exercised during the fiscal year	13.94	13.94	—
Canceled, terminated, and expired during the fiscal year	15.73	14.64	—
Outstanding, end of fiscal year	12.07	16.32	13.94
Exercisable, end of fiscal year	15.63	13.94	—

        Significant option groups outstanding as of February 1, 2003 and related weighted average price and remaining contractual life information were as follows:

Option Grant Date	Number of Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Exercisable
10/25/00	1,554,715	7.7	$13.94	779,858
03/29/01	500,000	8.2	17.25	125,000
06/14/01	60,000	3.4	22.89	20,000
10/04/01	576,995	8.7	22.35	144,249
06/13/02	25,000	4.5	18.50	—
09/12/02	714,820	9.6	11.70	—
10/22/02	1,000,000	9.8	4.75	—
10/28/02	630,000	9.8	4.65	—

Total	5,061,530	8.7	$12.07	1,069,107

        Options which are designated as incentive stock options under the Employee Plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions. The options granted under the Employee

Plan and the Directors' Plan expire ten years and five years after the date of grant, respectively, unless terminated earlier by the Company's Board of Directors. The right to exercise the options granted vests in annual increments over four years under the Employee Plan and over three years under the Directors' Plan from the date of the grant.

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

        SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, requires the disclosure of pro forma net earnings and net earnings per share as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The weighted average fair value of the stock options granted during fiscal 2002, fiscal 2001 and the 20 weeks ended February 3, 2001 were $3.28, $5.83 and $4.56, respectively. The Company's fair value calculations were made using the Black-Scholes option pricing model on the date of the grant with the following weighted average assumptions for fiscal 2002, fiscal 2001 and the 20 weeks ended February 3, 2001, respectively: risk free interest rates of 2.8%, 4.2% and 5.7%, expected lives of four years for each period; expected volatility of 58.5%, 30.5% and 30.0%; and an expected dividend yield of zero for each period.

        The Company's fair value calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts disclosed in Note 2.

Note 23.    Reorganization Income (Expenses)

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

Note 24. Consolidating Financial Information

        The following represents the consolidating financial statements of Pathmark and its 100% owned guarantor and nonguarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including Pathmark's distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The nonguarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of these entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
Successor Company
For the 52 Weeks Ended February 1, 2003
Sales	$3,937.7	$2,400.7	$—	$(2,400.7)	$3,937.7
Cost of goods sold	(2,823.1)	(2,394.3)	—	2,400.7	(2,816.7)

Gross profit	1,114.6	6.4	—	—	1,121.0
Selling, general and administrative expenses	(953.0)	5.2	3.4	—	(944.4)
Depreciation and amortization	(76.0)	(6.9)	(1.7)	—	(84.6)

Operating earnings (loss)	85.6	4.7	1.7	—	92.0
Interest expense, net	(62.5)	(0.9)	(1.7)	—	(65.1)
Equity in loss of subsidiaries	3.8	—	—	(3.8)	—

Earnings (loss) before income taxes and cumulative effect of an accounting change	26.9	3.8	—	(3.8)	26.9
Income tax provision	(13.0)	—	—	—	(13.0)

Earnings (loss) before cumulative effect of an accounting change	13.9	3.8	—	(3.8)	13.9
Cumulative effect of an accounting change, net of tax	(0.6)	—	—	—	(0.6)

Net earnings (loss)	$13.3	$3.8	$—	$(3.8)	$13.3

Consolidating Statements of Operations:
Successor Company
For the 52 Weeks Ended February 2, 2002
Sales	$3,963.3	$2,398.3	$—	$(2,398.3)	$3,963.3
Cost of goods sold	(2,858.5)	(2,395.4)	—	2,398.3	(2,855.6)

Gross profit	1,104.8	2.9	—	—	1,107.7
Selling, general and administrative expenses	(931.9)	8.1	3.4	—	(920.4)
Depreciation and amortization	(68.0)	(7.1)	(1.6)	—	(76.7)
Amortization of goodwill	(265.5)	—	—	—	(265.5)

Operating earnings (loss)	(160.6)	3.9	1.8	—	(154.9)
Interest expense, net	(62.1)	(1.4)	(1.8)	—	(65.3)
Equity in earnings of subsidiaries	2.4	—	—	(2.4)	—

Earnings (loss) before income taxes and extraordinary item	(220.3)	2.5	—	(2.4)	(220.2)
Income tax provision	(18.4)	(0.1)	—	—	(18.5)

Earnings (loss) before extraordinary item	(238.7)	2.4	—	(2.4)	(238.7)
Extraordinary item, net of tax	(3.3)	—	—	—	(3.3)

Net earnings (loss)	$(242.0)	$2.4	$—	$(2.4)	$(242.0)

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
Successor Company
For the 20 Weeks Ended February 3, 2001
Sales	$1,493.7	$902.2	$—	$(902.2)	$1,493.7
Cost of goods sold	(1,074.4)	(900.4)	—	902.2	(1,072.6)

Gross profit	419.3	1.8	—	—	421.1
Selling, general and administrative expenses	(342.7)	2.2	1.2	—	(339.3)
Depreciation and amortization	(23.0)	(2.3)	(0.5)	—	(25.8)
Reorganization income	7.4	—	—	—	7.4
Amortization of goodwill	(98.5)	—	—	—	(98.5)

Operating earnings (loss)	(37.5)	1.7	0.7	—	(35.1)
Interest expense, net	(25.3)	(1.8)	(0.6)	—	(27.7)

Earnings (loss) before income taxes	(62.8)	(0.1)	0.1	—	(62.8)
Income tax provision	(14.7)	—	—	—	(14.7)

Net earnings (loss)	$(77.5)	$(0.1)	$0.1	$—	$(77.5)

Predecessor Company
For the 33 Weeks Ended September 16, 2000
Sales	$2,348.2	$1,398.1	$—	$(1,398.1)	$2,348.2
Cost of goods sold	(1,691.3)	(1,395.3)	—	1,398.1	(1,688.5)

Gross profit	656.9	2.8	—	—	659.7
Selling, general and administrative expenses	(555.9)	4.0	2.2	—	(549.7)
Depreciation and amortization	(41.9)	(5.2)	(0.9)	—	(48.0)
Reorganization expense	(0.9)	—	—	—	(0.9)

Operating earnings	58.2	1.6	1.3	—	61.1
Interest expense, net	(92.9)	(5.1)	(1.1)	—	(99.1)
Equity in loss of subsidiaries	(3.3)	—	—	3.3	—

Earnings (loss) before income taxes and extraordinary item	(38.0)	(3.5)	0.2	3.3	(38.0)
Income tax provision	(0.1)	—	—	—	(0.1)

Earnings (loss) before extraordinary item	(38.1)	(3.5)	0.2	3.3	(38.1)
Extraordinary item, net of tax	313.7	—	—	—	313.7

Net earnings (loss)	$275.6	$(3.5)	$0.2	$3.3	$275.6

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
Successor Company
As of February 1, 2003
Merchandise inventories	$160.4	$23.7	$—	$—	$184.1
Other current assets	137.7	5.0	0.4	—	143.1

Total current assets	298.1	28.7	0.4	—	327.2
Property and equipment, net	517.2	56.7	30.6	—	604.5
Goodwill, net	434.0	—	—	—	434.0
Investment in subsidiaries	53.0	—	—	(53.0)	—
Other noncurrent assets	150.8	5.4	0.7	—	156.9

Total assets	$1,453.1	$90.8	$31.7	$(53.0)	$1,522.6

Accounts payable	$85.1	$7.1	$—	$—	$92.2
Other current liabilities	170.5	3.8	0.8	—	175.1

Total current liabilities	255.6	10.9	0.8	—	267.3
Long-term debt	418.0	—	21.4	—	439.4
Long-term lease obligations	177.1	5.8	—	—	182.9
Other noncurrent liabilities	245.9	30.3	—	—	276.2
Stockholders' equity	356.5	43.8	9.5	(53.0)	356.8

Total liabilities and stockholders' equity	$1,453.1	$90.8	$31.7	$(53.0)	$1,522.6

Successor Company
As of February 2, 2002
Merchandise inventories	$159.9	$25.8	$—	$—	$185.7
Other current assets	153.1	3.6	0.5	—	157.2

Total current assets	313.0	29.4	0.5	—	342.9
Property and equipment, net	478.7	62.4	31.3	—	572.4
Goodwill, net	434.0	—	—	—	434.0
Investment in subsidiaries	49.2	—	—	(49.2)	—
Other noncurrent assets	149.0	—	0.8	(3.6)	146.2

Total assets	$1,423.9	$91.8	$32.6	$(52.8)	$1,495.5

Accounts payable	$90.7	$3.5	$—	$—	$94.2
Other current liabilities	172.5	5.5	0.8	—	178.8

Total current liabilities	263.2	9.0	0.8	—	273.0
Long-term debt	418.8	—	21.8	—	440.6
Long-term lease obligations	164.3	8.5	—	—	172.8
Other noncurrent liabilities	233.2	35.1	—	(3.6)	264.7
Stockholders' equity	344.4	39.2	10.0	(49.2)	344.4

Total liabilities and stockholders' equity	$1,423.9	$91.8	$32.6	$(52.8)	$1,495.5

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
Successor Company
For the 52 Weeks Ended February 1, 2003
Operating Activities
Cash provided by operating activities	$86.7	$3.4	$1.9	$—	$92.0

Investing Activities
Property and equipment expenditures	(90.0)	(1.6)	(1.0)	—	(92.6)
Lease financings	(12.7)	—	—	—	(12.7)

Cash used for investing activities	(102.7)	(1.6)	(1.0)	—	(105.3)

Financing Activities
Decrease in capital lease obligations	(11.4)	(2.6)	—	—	(14.0)
Borrowings under lease financings	12.7	—	—	—	12.7
Borrowing under the working capital facility	10.0	—	—	—	10.0
Repayment of other debt	(9.1)	—	—	—	(9.1)
Increase in other debt	3.1	—	(0.1)	—	3.0
Deferred financing costs	(2.2)	—	—	—	(2.2)
Repayment of the term loan	(0.7)	—	—	(0.7)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Intercompany equity transactions	(0.3)	0.8	(0.5)	—	—
Other financing activities	0.3	—	(0.3)	—	—

Cash provided by (used for) financing activities	2.7	(1.8)	(0.9)	—	—

Decrease in cash and cash equivalents	(13.3)	—	—	—	(13.3)
Cash and cash equivalents at beginning of period	24.2	0.1	0.3	—	24.6

Cash and cash equivalents at end of period	$10.9	$0.1	$0.3	$—	$11.3

Successor Company
For the 52 Weeks Ended February 2, 2002
Operating Activities
Cash provided by operating activities	$72.6	$6.4	$3.6	$—	$82.6

Investing Activities
Property and equipment expenditures	(112.8)	(1.7)	(2.0)	—	(116.5)

Cash used for investing activities	(112.8)	(1.7)	(2.0)	—	(116.5)

Financing Activities
Repayments of the term loan	(203.4)	—	—	—	(203.4)
Borrowings under the senior subordinated notes	200.0	—	—	200.0
Decrease in capital lease obligations	(11.9)	(2.9)	—	—	(14.8)
Deferred financing costs	(6.2)	—	—	—	(6.2)
Purchase of treasury stock	(1.2)	—	—	—	(1.2)
Repayment of other debt	(0.9)	—	(0.3)	—	(1.2)
Intercompany equity transactions	47.5	(47.5)	—	—	—
Other financing activities	2.0	—	(1.3)	—	0.7

Cash provided by (used for) financing activities	25.9	(50.4)	(1.6)	—	(26.1)

Decrease in cash and cash equivalents	(14.3)	(45.7)	—	—	(60.0)
Cash and cash equivalents at beginning of period	38.5	45.8	0.3	—	84.6

Cash and cash equivalents at end of period	$24.2	$0.1	$0.3	$—	$24.6

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements (Continued):
Successor Company
For the 20 Weeks Ended February 3, 2001
Operating Activities
Cash provided by (used for) operating activities	$46.4	$(7.2)	$0.7	$—	$39.9

Investing Activities
Property and equipment expenditures	(22.4)	—	(0.1)	—	(22.5)
Proceeds from disposition of property and equipment	2.6	—	—	—	2.6

Cash used for investing activities	(19.8)	—	(0.1)	—	(19.9)

Financing Activities
Decrease in capital lease obligations	(1.9)	(4.1)	—	—	(6.0)
Repayments of the term loan	(3.6)	—	—	—	(3.6)
Increase (decrease) in other debt	(11.9)	12.1	(0.5)	—	(0.3)
Intercompany equity transactions	(45.0)	45.0	—	—	—

Cash provided by (used for) financing activities	(62.4)	53.0	(0.5)	—	(9.9)

Increase (decrease) in cash and cash equivalents	(35.8)	45.8	0.1	—	10.1
Cash and cash equivalents at beginning of period	74.3	—	0.2	—	74.5

Cash and cash equivalents at end of period	$38.5	$45.8	$0.3	$—	$84.6

Predecessor Company
For the 33 Weeks Ended September 16, 2000
Operating Activities
Cash provided by operating activities	$11.5	$13.3	$1.3	$—	$26.1

Investing Activities
Property and equipment expenditures	(24.9)	—	(0.4)	—	(25.3)
Proceeds from disposition of property and equipment	9.8	—	—	—	9.8

Cash used for investing activities	(15.1)	—	(0.4)	—	(15.5)

Financing Activities
Borrowings under the term loan	425.0	—	—	—	425.0
Repayments of the term loan	(241.4)	—	—	—	(241.4)
Repayments under the working capital facility	(109.8)	—	—	—	(109.8)
Borrowings under the DIP facility	28.5	—	—	—	28.5
Repayments of the DIP facility	(28.5)	—	—	—	(28.5)
Deferred financing costs	(12.8)	—	—	—	(12.8)
Decrease in capital lease obligations	(11.0)	(0.6)	—	—	(11.6)
Repayment of other debt	13.0	(12.7)	(1.2)	—	(0.9)
Other financing activities	(0.8)	—	—	—	(0.8)

Cash provided by (used for) financing activities	62.2	(13.3)	(1.2)	—	47.7

Increase (decrease) in cash and cash equivalents	58.6	—	(0.3)	—	58.3
Cash and cash equivalents at beginning of period	15.7	—	0.5	—	16.2

Cash and cash equivalents at end of period	$74.3	$—	$0.2	$—	$74.5

Note 25. Commitments and Contingencies

        Outsourcing Agreements.    In April 2001, the Company entered into a five-year outsourcing agreement with International Business Machines Corporation ("IBM") to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with a payment of a specified termination charge.

        The Company has a 15-year supply agreement with C&S Wholesalers, Inc. ("C&S"), expiring in fiscal 2013, pursuant to which C&S supplies substantially all of the Company's grocery, frozen and perishable merchandise requirements. Under this arrangement with C&S, the Company negotiate prices, discounts and promotions with vendors. During fiscal 2002, the products supplied from C&S accounted for approximately 60% of all the Company's supermarket inventory purchases. This agreement may be terminated for cause or certain events of bankruptcy by either party.

        The Company also has an agreement, expiring in fiscal 2014, with a local trucking company to provide trucking services for the Company. The Company may terminate the agreement with a payment of a specified termination charge.

        Contingencies.    The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Company's financial statements taken as a whole.

        The Company has taken certain tax positions, which may be challenged, and has reserved for such tax positions. While the ultimate resolution of these positions cannot be determined with any degree of certainty, management believes that the aggregate liability, if any, when compared to the amounts reserved by the Company, will not have a material effect on the Company's financial statements taken as a whole.

        Guarantees.    In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the "Assigned Leases"). If any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of February 1, 2003, 64 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $84 million.

Note 26. Quarterly Financial Data (Unaudited)

	13 Weeks Ended
					52 Weeks Ended February 1, 2003
	May 4, 2002	August 3, 2002	November 2, 2003	February 1, 2003
	(in millions, except per share amounts)
Fiscal 2002 (a)
Sales	$976.8	$987.3	$971.5	$1,002.1	$3,937.7
Cost of goods sold	(697.8)	(708.0)	(698.1)	(712.8)	(2,816.7)

Gross profit	279.0	279.3	273.4	289.3	1,121.0
Selling, general and administrative expenses	(237.7)	(235.2)	(235.6)	(235.9)	(944.4)
Depreciation and amortization	(20.7)	(21.4)	(21.1)	(21.4)	(84.6)

Operating earnings	20.6	22.7	16.7	32.0	92.0
Interest expense, net	(16.3)	(16.8)	(17.0)	(15.0)	(65.1)

Earnings (loss) before income taxes and cumulative effect of an accounting change	4.3	5.9	(0.3)	17.0	26.9
Income tax provision	(1.6)	(2.4)	0.1	(9.1)	(13.0)

Earnings (loss) before cumulative effect of an accounting change	2.7	3.5	(0.2)	7.9	13.9
Cumulative effect of an accounting change, net of tax (a)	(0.6)	—	—	—	(0.6)

Net earnings (loss)	$2.1	$3.5	$(0.2)	$7.9	$13.3

Net earnings (loss) per share—basic and diluted	$0.07	$0.11	$(0.01)	$0.26	$0.44

Net earnings—as previously reported (a)	$2.8	$3.4	$0.1

Net earnings (loss) per share—as previously reported (a)	$0.09	$0.11	$—

LIFO charge (credit)	$0.5	$0.5	$0.5	$(2.1)	$(0.6)

	13 Weeks Ended
	May 5, 2001	August 4, 2001	November 3, 2001	February 2, 2002	52 Weeks Ended February 2, 2002
	(in millions, except per share amounts)
Fiscal 2001
Sales	$977.2	$997.7	$985.9	$1,002.5	$3,963.3
Cost of goods sold	(704.5)	(720.6)	(711.3)	(719.2)	(2,855.6)

Gross profit	272.7	277.1	274.6	283.3	1,107.7
Selling, general and administrative expenses	(227.9)	(232.3)	(231.0)	(229.2)	(920.4)
Depreciation and amortization	(18.8)	(19.9)	(18.4)	(19.6)	(76.7)
Amortization of goodwill	(66.4)	(66.4)	(66.3)	(66.4)	(265.5)

Operating loss	(40.4)	(41.5)	(41.1)	(31.9)	(154.9)
Interest expense, net	(17.6)	(16.2)	(16.0)	(15.5)	(65.3)

Loss before income taxes and extraordinary item	(58.0)	(57.7)	(57.1)	(47.4)	(220.2)
Income tax provision	(3.4)	(3.5)	(3.7)	(7.9)	(18.5)

Loss before extraordinary item	(61.4)	(61.2)	(60.8)	(55.3)	(238.7)
Extraordinary item, net of tax (b)	—	—	—	(3.3)	(3.3)

Net loss	$(61.4)	$(61.2)	$(60.8)	$(58.6)	$(242.0)

Net loss per share—basic and diluted	$(2.05)	$(2.04)	$(2.03)	$(1.95)	$(8.07)

LIFO charge	$0.5	$0.5	$0.5	$0.5	$2.0

(a)
See Note 2, Significant Accounting Policies, Cumulative Effect of An Accounting Change. The quarterly financial data for the 13 weeks ended May 4, 2002, August 3, 2002 and November 2, 2002 have been restated to reflect the adoption of EITF No. 02-16 as of the beginning of fiscal 2002.

(b)
See Note 20, Extraordinary Items.

Independent Auditors' Report

Board of Directors and Shareholders of
Pathmark Stores, Inc.

        We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002 (Successor Company) and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the 52 weeks ended February 1, 2003, 52 weeks ended February 2, 2002, the 20 weeks ended February 3, 2001 (Successor Company) and the 33 weeks ended September 16, 2000 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 1, 2003 and February 2, 2002, and the results of its consolidated operations and its consolidated cash flows for the 52 weeks ended February 1, 2003, 52 weeks ended February 2, 2002 and the 20 weeks ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of its consolidated operations and its consolidated cash flows for the 33 weeks ended September 16, 2000, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company completed its plan of reorganization and formally exited Chapter 11 on September 19, 2000. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

        As discussed in Note 2 to the consolidated financial statements, in fiscal 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As discussed in Note 2 to the consolidated financial statements, effective as of February 3, 2002, the Company changed its method of accounting for cash consideration received from vendors to comply with Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

Deloitte & Touche LLP
New York, New York
April 1, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

  (a)
  Directors of the Registrant
  Information concerning this item will be included in the registrant's 2003 Proxy Statement which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after February 1, 2003, and is incorporated herein by reference.
  (b)
  Executive Officers of the Registrant
  Information concerning this item is included in this report under Item 4A, "Executive Officers of the Registrant."

Item 11.    Executive Compensation

        Information concerning this item will be included in the registrant's 2003 Proxy Statement which will be filed with the SEC within 120 days after February 1, 2003, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information concerning this item will be included in the registrant's 2003 Proxy Statement which will be filed with the SEC within 120 days after February 1, 2003, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information concerning this item will be included in the registrant's 2003 Proxy Statement which will be filed with the SEC within 120 days after February 1, 2003, and is incorporated herein by reference.

Item 14.    Controls and Procedures

        Within 90 days before the filing of this Form 10-K, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13(a)-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Report on Form 8-K

  (a)
  Exhibits
  Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index on pages 63, 64 and 65 of this report.
  (b)
  Financial Statement Schedules
  None required.
  (c)
  Report on Form 8-K
  On January 31, 2003, we filed a report on Form 8-K with the SEC under Item 5 regarding an amendment to our credit agreement.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003	Pathmark Stores, Inc.
	By	/s/ Eileen R. Scott (Eileen R. Scott) Chief Executive Officer
	By	/s/ Frank G. Vitrano (Frank G. Vitrano) President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EILEEN R. SCOTT	Director and Chief Executive Officer (Principal Executive Officer)	April 30, 2003
/s/ FRANK G. VITRANO	Director, President and Chief Financial Officer (Principal Financial Officer)	April 30, 2003
/s/ JOSEPH W. ADELHARDT (Joseph W. Adelhardt)	Senior Vice President and Controller (Principal Accounting Officer)	April 30, 2003
/s/ WILLIAM J. BEGLEY (William J. Begley)	Director*	April 30, 2003
/s/ DANIEL H. FITZGERALD (Daniel H. Fitzgerald)	Director*	April 30, 2003
/s/ EUGENE M. FREEDMAN (Eugene M. Freedman)	Director*	April 30, 2003
/s/ ROBERT G. MILLER (Robert G. Miller)	Director*	April 30, 2003
/s/ STEVEN L. VOLLA (Steven L. Volla)	Director, Chairman*	April 30, 2003
*By:	/s/ MARC A. STRASSLER Marc A. Strassler Attorney-in-Fact

Certifications

I, Eileen R. Scott, certify that:

1.
I have reviewed this annual report on Form 10-K of Pathmark Stores, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(i)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ Eileen R. Scott Eileen R. Scott Chief Executive Officer

Certifications

I, Frank G. Vitrano, certify that:

1.
I have reviewed this annual report on Form 10-K of Pathmark Stores, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(i)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ Frank G. Vitrano Frank G. Vitrano President and Chief Financial Officer

Exhibit Index

Exhibit Number	Document Name
2.1
Plan of Reorganization (incorporated by reference from the Company's Registration Statement on Form S-1, as filed with the SEC on October 19, 2000, File No. 333-46882 (the "2000 Registration Statement")).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from the 2000 Registration Statement).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002).
4.1
Indenture, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Association, Trustee (incorporated by reference from the Company's Registration Statement as filed with the SEC on March 11, 2002, File No. 333-84102 (the "2002 Form S-4")).
4.2	First Supplemental Indenture, dated as of January 30, 2002 (incorporated by reference from the 2002 Form S-4).
4.3
Registration Rights Agreement, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein, Dresdner Kleinwort Wasserstein-Grantchester, Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. (incorporated by reference from the 2002 Form S-4).
4.4	Form of exchange notes (incorporated by reference from the 2002 Form S-4).
10.1
Supermarkets General Corporation Savings Plan as amended through January 1, 1987 (incorporated by reference from the Registration Statement on Form S-1 of Holdings as filed with the SEC on September 2, 1987, File No. 33-16963).
10.2
First Amended and Restated Supply Agreement among the Company, Plainbridge and C&S dated as of January 29, 1998 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).
10.3
Employment Agreement dated February 1, 1999 between the Company and Harvey Gutman (incorporated by reference from the Company's Annual Report on Form 10K for the fiscal year ended February 3, 2001 (the "2000 Annual Report") ).
10.4
Employment Agreement between the Company and Robert Joyce dated February 1, 1999 (incorporated by reference from the Solicitation/Recommendation Statement of Holdings on Form 14D-9 filed with the SEC on March 16, 1999).
10.5
Amended and Restated Employment Agreement dated as of November 20, 2002 between Eileen Scott and the Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (the "Third 2002 Quarterly Report")).
10.6	Amended and Restated Employment Agreement dated as of November 20, 2002 between Frank Vitrano and the Company (incorporated by reference from the Third 2002 Quarterly Report).

10.7
Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Harvey Gutman (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 Annual Report")).
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
10.11
Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2001 between the Company and Harvey Gutman (incorporated by reference from the 2000 Annual Report).
10.12
Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Robert Joyce (incorporated by reference from the 2000 Registration Statement).
10.13
Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 2000 Registration Statement).
10.14
Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 2000 Registration Statement).
10.15
Supplemental Retirement Agreement dated June 1, 1994 between the Company and Harvey Gutman (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the "1994 Annual Report")).
10.16	Supplemental Retirement Agreement dated June 1,1994 between the Company and Robert Joyce (incorporated by reference from the 1994 Annual Report).
10.17	Supplemental Retirement Agreement dated March 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).
10.18	Supplemental Retirement Agreement dated March 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 1999 Annual Report).
10.19
2000 Employee Equity Plan, as amended and restated as of March 29, 2001 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended May 5, 2001 (the "First 2001 Quarterly Report")).
10.20	2000 Non-Employee Directors Equity Plan, as amended and restated as of March 29, 2001 (incorporated by reference from the First 2001 Quarterly Report).

10.21	2001 Executive Incentive Plan for Executive Officers, effective June 14, 2001 (incorporated by reference from the Company's Proxy Statement as filed with the SEC on May 4, 2001).
10.22	Registration Rights Agreement (incorporated by reference from the 2000 Registration Statement).
10.23	Warrant Agreement (incorporated by reference from the 2000 Registration Statement).
10.24
Credit Agreement among the Company, Lenders party thereto and the Chase Manhattan Bank as Administrative Agent (the "Agent") dated September 19, 2000 (incorporated by reference from the 2000 Registration Statement).
10.25	Amendment No. 1 to the Credit Agreement among the Company, Lenders party thereto and the Agent, dated January 17, 2002 (incorporated by reference from the 2002 Form S-4).
10.26	Amendment No. 2 to the Credit Agreement among the Company, Lenders party thereto and the Agent, dated November 1, 2002 (incorporated by reference from the Third 2002 Quarterly Report).
*10.27	Amendment No. 3 to the Credit Agreement among the Company, Lenders party thereto and the Agent, dated January 28, 2003.
*12.1	Computation of Ratio of Earnings to Fixed Charges.
*21.1	List of Subsidiaries.
*23.1	Consent of Deloitte & Touche LLP, independent auditors.
24.1	Power of Attorney.
*99.1	Certificate of Eileen R. Scott, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certificate of Frank G. Vitrano, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
Summary of Historical Consolidated Financial and Other Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements
Pathmark Stores, Inc. Consolidated Statements of Operations (in millions, except per share data)
Pathmark Stores, Inc. Consolidated Balance Sheets (in millions, except share and per share amounts)
Pathmark Stores, Inc. Consolidated Statements of Cash Flows (in millions)
Pathamark Stores, Inc. Consolidated Statements of Stockholders' Equity (Deficiency) (in millions)
Pathmark Stores, Inc. Notes to Consolidated Financial Statements
  Note 24. Consolidating Financial Information
Independent Auditors' Report
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Report on Form 8-K
Signatures
Certifications
Certifications
Exhibit Index