Form 10-Q
period 2003-05-03
PATHMARK STORES INC
filed 2003-06-11
CIK 95585

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended May 3, 2003	Commission File Number 1-5287

Pathmark Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2879612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Milik Street	07008
Carteret, New Jersey (Address of principal executive office)	(Zip Code)

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

Yes    ☒                   No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒                   No    ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    ☒                   No    ☐

        As of June 3, 2003, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Pathmark Stores, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Sales	$1,004.7	$976.8
Cost of goods sold	(718.9)	(697.8)

Gross profit	285.8	279.0
Selling, general and administrative expenses	(246.2)	(237.7)
Depreciation and amortization	(21.2)	(20.7)

Operating earnings	18.4	20.6
Interest expense, net	(16.9)	(16.3)

Earnings before income taxes and cumulative effect of an accounting change	1.5	4.3
Income tax provision	(0.6)	(1.6)

Earnings before cumulative effect of an accounting change	0.9	2.7
Cumulative effect of an accounting change, net of tax	—	(0.6)

Net earnings	$0.9	$2.1

Weighted average number of shares outstanding—basic	30.1	30.1

Weighted average number of shares outstanding—diluted	30.3	31.1

Net earnings per share—basic and diluted
Earnings before cumulative effect of an accounting change	$0.03	$0.09
Cumulative effect of an accounting change, net of tax	—	(0.02)

Net earnings	$0.03	$0.07

See notes to condensed consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except per share data)

	May 3, 2003	February 1, 2003
ASSETS
Current assets
Cash	$15.2	$11.3
Accounts receivable, net	22.0	21.8
Merchandise inventories	198.0	184.1
Due from suppliers	72.1	77.8
Other current assets	31.3	32.2

Total current assets	338.6	327.2
Property and equipment, net	594.9	604.5
Goodwill, net	434.0	434.0
Other noncurrent assets	157.0	156.9

Total assets	$1,524.5	$1,522.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$91.1	$92.2
Current maturities of long-term debt	10.1	12.3
Current portion of lease obligations	18.2	18.3
Accrued expenses and other current liabilities	149.3	144.5

Total current liabilities	268.7	267.3
Long-term debt	439.0	439.4
Long-term lease obligations	185.8	182.9
Deferred income taxes	89.1	89.3
Other noncurrent liabilities	183.9	186.9
Stockholders' equity
Preferred stock Authorized: 5,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share Authorized: 100,000,000 shares; issued: 30,099,510 shares at May 3, 2003 and at February 1, 2003	0.3	0.3
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(305.3)	(306.2)
Accumulated other comprehensive loss	(4.2)	(4.5)
Treasury stock, at cost: 28,318 shares at May 3, 2003 and at February 1, 2003	(0.7)	(0.7)

Total stockholders' equity	358.0	356.8

Total liabilities and stockholders' equity	$1,524.5	$1,522.6

See notes to condensed consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Operating Activities:
Net earnings	$0.9	$2.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.2	20.7
Amortization of deferred financing costs	0.6	0.5
Gain on sale of real estate	(1.6)	—
Deferred income tax provision	0.3	0.4
Cumulative effect of an accounting change	—	0.6
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	(0.2)	1.7
Merchandise inventories	(13.9)	(14.6)
Due from suppliers	5.7	1.3
Other current assets	0.9	1.7
Other noncurrent assets	(1.0)	(3.4)
Accounts payable	(1.1)	8.1
Accrued interest payable	(3.8)	4.3
Accrued expenses and other current liabilities	8.6	3.4
Other noncurrent liabilities	(3.2)	(3.3)

Cash provided by operating activities	13.4	23.5

Investing Activities:
Property and equipment expenditures	(7.9)	(24.2)
Proceeds from sale of real estate	3.0	—
Lease financings	—	(2.1)

Cash used for investing activities	(4.9)	(26.3)

Financing Activities:
Decrease in capital lease obligations	(3.8)	(3.9)
Borrowing under lease financings	1.8	2.1
Borrowing (repayment) under the working capital facility	(1.2)	3.4
Repayment of other debt	(1.2)	(0.2)
Repayment of the term loan	(0.2)	(0.2)
Repayment of industrial revenue bonds	—	(6.4)
Proceeds from exercise of stock options	—	0.2

Cash used for financing activities	(4.6)	(5.0)

Increase (decrease) in cash	3.9	(7.8)
Cash at beginning of period	11.3	24.6

Cash at end of period	$15.2	$16.8

Supplemental Disclosures of Cash Flow Information
Interest paid	$20.1	$11.6

Income taxes paid	$0.4	$1.9

Noncash Investing and Financing Activities
Capital lease obligations	$5.1	$0.6

See notes to condensed consolidated financial statements (unaudited).

Pathmark Stores, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

        Business.    The Company operated 144 supermarkets as of May 3, 2003, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

        Basis of Presentation.    The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

        Principles of Consolidation.    The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

        Stock-Based Compensation.    The Company adopted the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings (loss) and net earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

        The pro forma disclosure of net earnings and net earnings per share as if the fair value based method of accounting, as defined in SFAS No. 123, had been applied is as follows (in millions, except per share amounts):

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Net earnings, as reported	$0.9	$2.1
Less: stock-based compensation expense, net of related tax effect	(1.0)	(0.9)

Net earnings (loss), pro forma	$(0.1)	$1.2

Net earnings per share—basic, as reported	$0.03	$0.07
Less: stock-based compensation expense, net of related tax effect	(0.03)	(0.03)

Net earnings per share—basic, pro forma	$—	$0.04

Weighted average number of shares outstanding—basic	30.1	30.1

Net earnings per share—diluted, as reported	$0.03	$0.07
Less: stock-based compensation expense, net of related tax effect	(0.03)	(0.03)

Net earnings per share—diluted, pro forma	$—	$0.04

Weighted average number of shares outstanding—diluted	30.1	31.1

Note 2. Comprehensive Earnings

        Comprehensive earnings is comprised of the following (in millions):

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Net earnings	$0.9	$2.1
Other comprehensive earnings:
Unrealized gain on cash flow hedge, net of tax	0.3	0.1

Comprehensive earnings	$1.2	$2.2

Note 3. Interest Expense, Net

        Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Term loan	$4.4	$4.2
Working capital facility	0.4	0.2
Senior subordinated notes	4.4	4.4
Lease obligations	5.2	5.1
Amortization of deferred financing costs	0.6	0.5
Mortgages	0.4	0.4
Other	1.5	1.5

Interest expense, net	$16.9	$16.3

Note 4. Long-Term Debt

        Long-term debt is comprised of the following (in millions):

	May 3, 2003	February 1, 2003
Term loan	$217.1	$217.3
Working capital facility	8.8	10.0
Senior subordinated notes	200.0	200.0
Mortgages	21.7	21.8
Other debt	1.5	2.6

Total debt	449.1	451.7
Less: current maturities and the working capital facility	(10.1)	(12.3)

Long-term debt	$439.0	$439.4

        The Company was in compliance with all debt covenants as of May 3, 2003.

Note 5. Derivative Instruments and Hedging Activities

        As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar. After giving effect to the January 28, 2003 amendment to the credit agreement, the collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%, on a notional amount of $150 million on its term loan. At inception, the derivative was designated, and continues to qualify, as a perfectly-effective cash-flow hedge of the Company's forecasted variable interest rate payments due on the term loan. The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at fair value, included in other noncurrent liabilities, with the related unrealized loss, net of tax, recorded in stockholders' equity and classified as accumulated other comprehensive loss. The fair value of the derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle for in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value. The counterparty to this derivative transaction is a major financial institution. The Company does not expect any accumulated other comprehensive loss related to the derivative currently recorded in stockholders' equity to be recognized in its statement of operations in fiscal 2003.

Note 6. Guarantees

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have an impact on the Company's financial position or results of operations.

        In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the "Assigned Leases"). If any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of May 3, 2003, 66 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $81 million, which could be partially or totally offset by reassigning or subletting such leases.

Note 7. Cumulative Effect of An Accounting Change—Fiscal 2002

        The Company adopted, as of the beginning of fiscal 2002, Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed. As a result, the Company recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

Note 8. Condensed Consolidating Financial Information

        The following represents the condensed consolidating financial statements of Pathmark and its 100% owned guarantor and nonguarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including Pathmark's distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The nonguarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Condensed Consolidating Statements of Operations:
For the 13 Weeks Ended May 3, 2003
Sales	$1,004.7	$608.9	$—	$(608.9)	$1,004.7
Cost of goods sold	(716.4)	(611.4)	—	608.9	(718.9)

Gross profit (loss)	288.3	(2.5)	—	—	285.8
Selling, general and administrative expenses	(248.4)	1.3	0.9	—	(246.2)
Depreciation and amortization	(19.0)	(1.8)	(0.4)	—	(21.2)

Operating earnings (loss)	20.9	(3.0)	0.5	—	18.4
Interest expense, net	(16.3)	(0.2)	(0.4)	—	(16.9)
Equity in loss of subsidiaries	(3.1)	—	—	3.1	—

Earnings (loss) before income taxes	1.5	(3.2)	0.1	3.1	1.5
Income tax provision	(0.6)	—	—	—	(0.6)

Net earnings (loss)	$0.9	$(3.2)	$0.1	$3.1	$0.9

For the 13 Weeks Ended May 4, 2002
Sales	$976.8	$607.0	$—	$(607.0)	$976.8
Cost of goods sold	(698.0)	(606.8)	—	607.0	(697.8)

Gross profit	278.8	0.2	—	—	279.0
Selling, general and administrative expenses	(239.8)	1.3	0.8	—	(237.7)
Depreciation and amortization	(18.6)	(1.7)	(0.4)	—	(20.7)

Operating earnings (loss)	20.4	(0.2)	0.4	—	20.6
Interest expense, net	(15.6)	(0.3)	(0.4)	—	(16.3)
Equity in loss of subsidiaries	(0.5)	—	—	0.5	—

Earnings (loss) before income taxes and cumulative effect of an accounting change	4.3	(0.5)	—	0.5	4.3
Income tax provision	(1.6)	—	—	—	(1.6)

Earnings (loss) before cumulative effect of an accounting change	2.7	(0.5)	—	0.5	2.7
Cumulative effect of an accounting change	(0.6)	—	—	—	(0.6)

Net earnings (loss)	$2.1	$(0.5)	$—	$0.5	$2.1

Condensed Consolidating Balance Sheets:
As of May 3, 2003
Merchandise inventories	$171.5	$26.5	$—	$—	$198.0
Other current assets	136.7	3.4	0.5	—	140.6

Total current assets	308.2	29.9	0.5	—	338.6
Property and equipment, net	503.4	61.3	30.2	—	594.9
Goodwill, net	434.0	—	—	—	434.0
Investment in subsidiaries	50.0	—	—	(50.0)	—
Other noncurrent assets	156.3	—	0.7	—	157.0

Total assets	$1,451.9	$91.2	$31.4	$(50.0)	$1,524.5

Accounts payable	$84.2	$6.9	$—	$—	$91.1
Other current liabilities	172.8	4.0	0.8	—	177.6

Total current liabilities	257.0	10.9	0.8	—	268.7
Long-term debt	417.8	—	21.2	—	439.0
Long-term lease obligations	180.7	5.1	—	—	185.8
Other noncurrent liabilities	238.4	34.6	—	—	273.0
Stockholders' equity	358.0	40.6	9.4	(50.0)	358.0

Total liabilities and stockholders' equity	$1,451.9	$91.2	$31.4	$(50.0)	$1,524.5

As of February 1, 2003
Merchandise inventories	$160.4	$23.7	$—	$—	$184.1
Other current assets	137.7	5.0	0.4	—	143.1

Total current assets	298.1	28.7	0.4	—	327.2
Property and equipment, net	517.2	56.7	30.6	—	604.5
Goodwill, net	434.0	—	—	—	434.0
Investment in subsidiaries	53.1	—	—	(53.1)	—
Other noncurrent assets	150.8	5.4	0.7	—	156.9

Total assets	$1,453.2	$90.8	$31.7	$(53.1)	$1,522.6

Accounts payable	$85.1	$7.1	$—	$—	$92.2
Other current liabilities	170.5	3.8	0.8	—	175.1

Total current liabilities	255.6	10.9	0.8	—	267.3
Long-term debt	418.0	—	21.4	—	439.4
Long-term lease obligations	177.1	5.8	—	—	182.9
Other noncurrent liabilities	245.9	30.3	—	—	276.2
Stockholders' equity	356.6	43.8	9.5	(53.1)	356.8

Total liabilities and stockholders' equity	$1,453.2	$90.8	$31.7	$(53.1)	$1,522.6

Condensed Consolidating Cash Flow Statements:
For the 13 Weeks Ended May 3, 2003
Operating Activities
Cash provided by operating activities	$12.4	$0.7	$0.3	$—	$13.4

Investing Activities
Property and equipment expenditures	(7.9)	—	—	—	(7.9)
Proceeds from sale of real estate	3.0	—	—	—	3.0

Cash used for investing activities	(4.9)	—	—	—	(4.9)

Financing Activities
Decrease in capital lease obligations	(3.1)	(0.7)	—	—	(3.8)
Borrowing under lease financings	1.8	—	—	—	1.8
Repayment under the working capital facility	(1.2)	—	—	—	(1.2)
Repayment of other debt	(1.1)	—	(0.1)	—	(1.2)
Repayment of the term loan	(0.2)	—	—	—	(0.2)
Intercompany equity transactions	0.2	—	(0.2)	—	—

Cash used for financing activities	(3.6)	(0.7)	(0.3)	—	(4.6)

Increase in cash	3.9	—	—	—	3.9
Cash at beginning of period	11.0	—	0.3	—	11.3

Cash at end of period	$14.9	$—	$0.3	$—	$15.2

For the 13 Weeks Ended May 4, 2002
Operating Activities
Cash provided by operating activities	$21.0	$1.5	$1.0	$—	$23.5

Investing Activities
Property and equipment expenditures	(22.8)	(0.9)	(0.5)	—	(24.2)
Lease financings	(2.1)	—	—	—	(2.1)

Cash used for investing activities	(24.9)	(0.9)	(0.5)	—	(26.3)

Financing Activities
Repayment of industrial revenue bonds	(6.4)	—	—	—	(6.4)
Decrease in capital lease obligations	(3.3)	(0.6)	—	—	(3.9)
Borrowing under the working capital facility	3.4	—	—	—	3.4
Borrowing under lease financings	2.1	—	—	—	2.1
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Repayment of the term loan	(0.2)	—	—	—	(0.2)
Repayment of other debt	(0.1)	—	(0.1)	—	(0.2)
Intercompany equity transactions	0.4	—	(0.4)	—	—

Cash used for financing activities	(3.9)	(0.6)	(0.5)	—	(5.0)

Decrease in cash and cash equivalents	(7.8)	—	—	—	(7.8)
Cash and cash equivalents at beginning of period	24.6	—	—	—	24.6

Cash and cash equivalents at end of period	$16.8	$—	$—	$—	$16.8

Pathmark Stores, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth selected condensed consolidated statements of operations data (dollars in millions):

	13 Weeks Ended
	May 3, 2003		:	May 4, 2002
	Amount	%	:	Amount	%
Sales	$1,004.7	100.0%	:	$976.8	100.0%

Gross profit	$285.8	28.4%	:	$279.0	28.5%
Selling, general and administrative expenses	(246.2)	(24.5)	:	(237.7)	(24.3)
Depreciation and amortization	(21.2)	(2.1)	:	(20.7)	(2.1)

Operating earnings	18.4	1.8	:	20.6	2.1
Interest expense, net	(16.9)	(1.7)	:	(16.3)	(1.7)

Earnings before income taxes and cumulative effect of an accounting change	1.5	0.1	:	4.3	0.4
Income tax provision	(0.6)	—	:	(1.6)	(0.1)

Earnings before cumulative effect of an accounting change	0.9	0.1	:	2.7	0.3
Cumulative effect of an accounting change	—	—	:	(0.6)	(0.1)

Net earnings	$0.9	0.1%	:	$2.1	0.2%

        Sales.    Sales in the first quarter of fiscal 2003 were $1,004.7 million, up 2.9% from $976.8 million in fiscal 2002. The sales increase in the first quarter of fiscal 2003 was primarily due to higher same-store sales, which includes replacement stores and enlargements, of 1.9% and new stores, partially offset by closed stores. We believe sales were favorably impacted by the increased customer shopping preceding several major snowstorms in the first quarter of 2003 and the change in the start of our ad week. The Company operated 144 and 142 supermarkets at the end of the first quarters of fiscal 2003 and fiscal 2002, respectively.

        Gross Profit.    Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the first quarter of fiscal 2003 was $285.8 million or 28.4% of sales compared to $279.0 million or 28.5% of sales in fiscal 2002. The increase in gross profit in the first quarter of fiscal 2003 compared to fiscal 2002 was primarily due to higher sales.

        Selling, General and Administrative Expenses ("SG&A").    SG&A in the first quarter of fiscal 2003 was $246.2 million or 24.5% of sales compared to $237.7 million or 24.3% of sales in fiscal 2002. The increase in SG&A in the first quarter of fiscal 2003 was primarily due to a $5.1 million charge related to a labor buyout program in some of our stores and a headcount reduction program in our corporate office, higher than usual snow removal costs and higher occupancy expenses, partially offset by a $1.6 million gain on the sale of real estate. Fiscal 2002 included a $2.0 million charge related to a labor buyout program.

        Depreciation and Amortization.    Depreciation and amortization of $21.2 million in the first quarter of fiscal 2003 was $0.5 million higher than the $20.7 million in fiscal 2002. The increase in depreciation and amortization expense in the first quarter of fiscal 2003 compared to fiscal 2002 was primarily due to the impact of fiscal 2002 capital expenditures, including property acquired under capital leases and technology investments, partially offset by a decrease in fiscal 2003 capital expenditures.

        Operating Earnings.    Operating earnings in the first quarter of fiscal 2003 were $18.4 million compared to $20.6 million in fiscal 2002. The decrease in operating earnings in the first quarter of fiscal 2003 compared to fiscal 2002 was primarily due to higher SG&A expenses, partially offset by increased gross profit.

        Interest Expense.    Interest expense was $16.9 million in the first quarter of fiscal 2003 compared to $16.3 million in fiscal 2002. The increase in interest expense in the first quarter of fiscal 2003 compared to fiscal 2002 was primarily due to a rate increase as a result of the January 28, 2003 amendment to the credit agreement.

        Income Tax Provision.    The income tax provision of $0.6 million in the first quarter of fiscal 2003 is based on an effective income tax rate of 40.3% expected to be applicable for the full fiscal year. The income tax provision of $1.6 million in the first quarter of fiscal 2002 was based on an effective income tax rate of 37.0% expected to be applicable for the full fiscal year. The increase in the effective income tax rate in fiscal 2003 compared to fiscal 2002 is largely due to the impact of the State of New Jersey's 2002 income tax legislation.

        Cumulative Effect of An Accounting Change.    The Company adopted, as of the beginning of fiscal 2002, EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed. As a result, the Company recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

        Summary of Operations.    Net earnings in the first quarter of fiscal 2003 were $0.9 million compared to $2.1 million in fiscal 2002. The decrease in net earnings in the first quarter of fiscal 2003 compared to fiscal 2002 was primarily due to decreased operating earnings and higher interest expense, partially offset by a lower income tax provision.

Liquidity and Capital Resources

        Cash Flows.    The following table sets forth certain condensed consolidated statements of cash flow data (in millions):

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Cash provided by (used for):
Operating activities	$13.4	$23.5
Investing activities	(4.9)	(26.3)
Financing activities	(4.6)	(5.0)

        The decrease in cash provided by operating activities was primarily due to an increase in cash interest paid as a result of the timing of the interest payments related to the Senior Subordinated Notes. The decrease in cash used for investing activities was primarily due to lower property and equipment expenditures. The decrease in cash used for financing activities was primarily due to lower debt repayments, net of borrowings, in the first quarter of fiscal 2003 compared to fiscal 2002.

        Debt Service and Liquidity.    We have outstanding $200 million aggregate principal amount of 8.75% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"), which pay cash interest semi-annually on February 1 and August 1. The proceeds from the issuance of the Senior Subordinated Notes were used to repay a portion of our outstanding loans under the bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of our outstanding industrial revenue bonds. The Senior Subordinated Notes restrict our ability to declare cash dividends on our common stock. We are in compliance with all Senior Subordinated Notes' covenants as of May 3, 2003.

        On September 19, 2000, we entered into a credit agreement with a group of lenders led by JPMorgan Chase Bank (the "Credit Agreement"). The Credit Agreement initially consisted of (a) term loans in an aggregate principal amount of $425 million (consisting of $125 million in Term Loan A and $300 million in Term Loan B) and (b) a $175 million revolving working capital facility (including a maximum of $125 million in letters of credit). After giving effect to the prepayment of indebtedness with the proceeds of the offering of the Senior Subordinated Notes, we had no indebtedness under Term Loan A and $218.0 million under Term Loan B.

        The amount of Term Loan B principal payments required each year as of May 3, 2003 are as follows (in millions):

Fiscal Years	Principal Payments
2003	$0.5
2004	0.7
2005	54.2
2006	107.7
2007	54.0

Total	$217.1

        On January 28, 2003, the Company amended its Credit Agreement (the "January Amendment"). Pursuant to this amendment, among other things, the maximum permitted leverage ratio was increased through fiscal 2004, the minimum consolidated interest and rental expense coverage ratio was decreased through 2004, the minimum permitted consolidated EBITDA was decreased through fiscal 2004, and a minimum fixed-charge coverage ratio covenant was added. Additionally, the Company agreed to (i) an increase in the commitment fee on the revolver portion of the Credit Agreement of 25.0 basis points; and (ii) an increase in the applicable interest rates payable on outstanding balances under the Credit Agreement of 50.0 basis points.

        In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, prepayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. In addition, the Credit Agreement prohibits the payment of cash dividends. We are in compliance with all covenants in the Credit Agreement as of May 3, 2003.

        Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus an applicable margin, subject to decrease, depending on the total debt to consolidated EBITDA ratio. Borrowings under the working capital facility and Term Loan B bear interest at rates of LIBOR + 3.50% and LIBOR + 4.50%, respectively. We are required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. The weighted average interest rate in effect on all borrowings under the term loan was 8.0% during the first three months of fiscal 2003. As of May 3, 2003, borrowings under the working capital facility were $8.8 million. There were no borrowings under the working capital facility as of June 3, 2003. Letters of credit of $41.5 million and $55.8 million were outstanding as of May 3, 2003 and June 3, 2003, respectively.

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

        Market Risk.    Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. As part of our overall strategy to manage the level of exposure to interest rate risk, in July 2001, we entered into a three-year interest rate zero-cost collar. After giving effect to the January Amendment, the collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%, on a notional amount of $150 million of our term loan. Variable rate debt outstanding under our term loan was $217.1 million on May 3, 2003. As of May 3, 2003, the weighted average interest rate in effect on all borrowings under our term loan, including the impact of the zero-cost collar on $150 million of our term loan, was 8.0%. A 1% change in interest rates applied to the $67.1 million balance of floating-rate term loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

        Capital Expenditures.    Capital expenditures in the first quarter of fiscal 2003, including property acquired under capital leases and technology investments, were $13.0 million compared to $26.9 million in fiscal 2002. During the first three months of fiscal 2003, we opened one new store, closed one store and renovated one store. During the remaining nine months of fiscal 2003, we plan to open two additional stores (one a replacement), close one store and renovate 15 stores. Capital expenditures for fiscal 2003, including property to be acquired under capital leases and technology investments, are anticipated to be approximately $95 million.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended February 1, 2003 are those that depend most heavily on these judgments and estimates. As of May 3, 2003, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 were effective with the beginning of fiscal 2003. The adoption of SFAS No. 143 did not have an impact on the Company's financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have an impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

Forward-Looking Information

        This report and the documents incorporated by reference into this report contain both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiates, the ability to borrow funds under our credit facilities, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words "may", "will", "believe", "expect", "anticipate", "intend", "project", and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results.

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

  •
  natural disasters.

        For a discussion of these factors, see Item I—Business—Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the year ended February 1, 2003.

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

Pathmark Stores, Inc.

Part II. Other Information

Item 6. Exhibits and Report on Form 8-K

  1)
  Exhibits:
99.1:	Certificate of Eileen R. Scott, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.2:	Certificate of Frank G. Vitrano, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
  2)
  Report on Form 8-K:

    On April 2, 2003, we filed a report on Form 8-K with the Securities and Exchange Commission containing our press release dated April 2, 2003, attached thereto as Exhibit 99.1

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHMARK STORES, INC.
By:	/s/ FRANK G. VITRANO
Frank G. Vitrano President and Chief Financial Officer
By:	/s/ JOSEPH W. ADELHARDT
Joseph W. Adelhardt Senior Vice President, Controller and Chief Accounting Officer

Date:    June 11, 2003

Certifications

I, Eileen R. Scott, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of Pathmark Stores, Inc.

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

  3)
  Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4)
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

  (ii)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

  (iii)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5)
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

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ EILEEN R. SCOTT Eileen R. Scott Chief Executive Officer

Date: June 11, 2003

Certifications

I, Frank G. Vitrano, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of Pathmark Stores, Inc.

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

  3)
  Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4)
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

  (ii)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

  (iii)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5)
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

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ FRANK G. VITRANO Frank G. Vitrano President and Chief Financial Officer

Date: June 11, 2003

QuickLinks

Part I. Financial Information
Pathmark Stores, Inc. Condensed Consolidated Statements of Operations (Unaudited) (in millions, except per share data)
Pathmark Stores, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in millions, except per share data)
Pathmark Stores, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in millions)
Pathmark Stores, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Pathmark Stores, Inc.
Pathmark Stores, Inc. Part II. Other Information
Signatures
Certifications
Certifications