Form 10-Q
period 2003-08-02
PATHMARK STORES INC
filed 2003-09-11
CIK 95585

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended August 2, 2003	Commission File Number 1-5287

Pathmark Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2879612 (I.R.S. Employer Identification No.)
200 Milik Street Carteret, New Jersey (Address of principal executive office)	07008 (Zip Code)
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

Yes ☒                        No ☐

        As of September 2, 2003, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Sales	$995.6	$987.3	$2,000.3	$1,964.1
Cost of goods sold	(713.9)	(708.0)	(1,432.8)	(1,405.8)

Gross profit	281.7	279.3	567.5	558.3
Selling, general and administrative expenses	(232.5)	(235.2)	(478.7)	(472.9)
Depreciation and amortization	(21.3)	(21.4)	(42.5)	(42.1)

Operating earnings	27.9	22.7	46.3	43.3
Interest expense, net	(17.5)	(16.8)	(34.4)	(33.1)

Earnings before income taxes and cumulative effect of an accounting change	10.4	5.9	11.9	10.2
Income tax provision	(4.2)	(2.4)	(4.8)	(4.0)

Earnings before cumulative effect of an accounting change	6.2	3.5	7.1	6.2
Cumulative effect of an accounting change, net of tax	—	—	—	(0.6)

Net earnings	$6.2	$3.5	$7.1	$5.6

Weighted average number of shares outstanding—basic	30.1	30.1	30.1	30.1

Weighted average number of shares outstanding—diluted	30.4	30.5	30.4	30.7

Net earnings per share—basic and diluted
Earnings before cumulative effect of an accounting change	$0.21	$0.11	$0.24	$0.20
Cumulative effect of an accounting change, net of tax	—	—	—	(0.02)

Net earnings	$0.21	$0.11	$0.24	$0.18

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share amounts)

	August 2, 2003	February 1, 2003
ASSETS
Current assets
Cash	$13.7	$11.3
Accounts receivable, net	21.3	21.8
Merchandise inventories	183.7	184.1
Due from suppliers	72.1	77.8
Other current assets	31.7	32.2

Total current assets	322.5	327.2
Property and equipment, net	585.8	604.5
Goodwill	434.0	434.0
Other noncurrent assets	164.3	156.9

Total assets	$1,506.6	$1,522.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$100.1	$92.2
Current maturities of long-term debt	11.0	12.3
Current portion of lease obligations	17.6	18.3
Other accrued expenses and other current liabilities	132.3	144.5

Total current liabilities	261.0	267.3
Long-term debt	420.8	439.4
Long-term lease obligations	182.0	182.9
Deferred income taxes	92.7	89.3
Other noncurrent liabilities	185.2	186.9
Stockholders' equity
Preferred stock Authorized: 5,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share Authorized: 100,000,000 shares; issued: 30,099,510 shares at August 2, 2003 and at February 1, 2003	0.3	0.3
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(299.1)	(306.2)
Accumulated other comprehensive loss	(3.5)	(4.5)
Treasury stock, at cost: 28,318 shares at August 2, 2003 and at February 1, 2003	(0.7)	(0.7)

Total stockholders' equity	364.9	356.8

Total liabilities and stockholders' equity	$1,506.6	$1,522.6

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	26 Weeks Ended
	August 2, 2003	August 3, 2002
Operating Activities
Net earnings	$7.1	$5.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42.5	42.1
Amortization of deferred financing costs	1.6	0.9
Gain on sale of real estate	(13.7)	—
Deferred income tax provision	4.1	0.5
Cumulative effect of an accounting change	—	0.6
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	0.5	1.6
Merchandise inventories	0.4	(4.7)
Due from suppliers	5.7	(0.6)
Other current assets	0.5	3.9
Other noncurrent assets	(4.1)	(3.5)
Accounts payable	7.9	2.8
Accrued interest	(7.5)	0.6
Other accrued expenses and other current liabilities	(4.7)	(0.5)
Other noncurrent liabilities	(1.4)	(8.8)

Cash provided by operating activities	38.9	40.5

Investing Activities
Property and equipment expenditures	(25.5)	(56.2)
Proceeds from sale of real estate	17.3	—
Lease financings	—	(7.3)

Cash used for investing activities	(8.2)	(63.5)

Financing Activities
Repayment of the term loan	(18.4)	(0.4)
Decrease in capital lease obligations	(10.2)	(8.1)
Borrowing under lease financings	1.8	7.3
Borrowing (repayment) under the working capital facility	(1.0)	18.4
Borrowing (repayment) of other debt	(0.5)	0.3
Repayment of industrial revenue bonds	—	(6.4)
Proceeds from exercise of stock options	—	0.2

Cash provided by (used for) financing activities	(28.3)	11.3

Increase (decrease) in cash	2.4	(11.7)
Cash at beginning of period	11.3	24.6

Cash at end of period	$13.7	$12.9

Supplemental Disclosures of Cash Flow Information
Interest paid	$40.2	$31.5

Income taxes paid	$5.4	$2.9

Noncash Investing and Financing Activities
Capital lease obligations	$5.3	$12.9

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

        Business.    The Company operated 143 supermarkets as of August 2, 2003, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

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

        Stock-Based Compensation.    The Company adopted the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and net earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

        The pro forma disclosure of net earnings and net earnings per share as if the fair value based method of accounting, as defined in SFAS No. 123, had been applied is as follows (in millions, except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net earnings, as reported	$6.2	$3.5	$7.1	$5.6
Less: stock-based compensation expense, net of related tax effect	(1.0)	(0.8)	(2.0)	(1.7)

Net earnings, pro forma	$5.2	$2.7	$5.1	$3.9

Weighted average number of shares outstanding—basic	30.1	30.1	30.1	30.1

Weighted average number of shares outstanding—diluted	30.4	30.5	30.4	30.7

Net earnings per share—basic and diluted, as reported	$0.21	$0.11	$0.24	$0.18
Less: stock-based compensation expense, net of related tax effect	(0.04)	(0.02)	(0.07)	(0.05)

Net earnings per share—basic and diluted, pro forma	$0.17	$0.09	$0.17	$0.13

Note 2. Selling, General and Administrative Expenses ("SG&A")

        SG&A is net of a gain from the disposition of real estate, related to the assignment of two real estate leases, of $12.1 million and $13.7 million in the 13 weeks and 26 weeks ended August 2, 2003, respectively. During the 26 weeks ended August 2, 2003 the Company initiated and completed its store labor buyout initiative and corporate headcount reduction program in order to reduce the Company's labor costs. The Company recorded a charge of $3.0 million related to its store labor buyout initiative in the 13 weeks ended August 2, 2003 and recorded a charge of $8.1 million related to its store labor buyout initiative and corporate headcount reduction program in the 26 weeks ended August 2, 2003. The aforementioned $8.1 million charge included a $2.0 million charge funded by the Company's qualified pension plan. Of the $8.1 million charge in the 26 weeks ended August 2, 2003, $7.3 million is attributable to the cost of a voluntary early retirement program and $0.8 million is attributable to severance and termination benefits. As of August 2, 2003, $1.2 million of benefits related to the store labor buyout initiative and corporate headcount reduction program remain to be paid out over time.

Note 3. Long-Term Debt

        Long-term debt is comprised of the following (in millions):

	August 2, 2003	February 1, 2003
Term loan	$198.9	$217.3
Working capital facility	9.0	10.0
Senior subordinated notes	200.0	200.0
Mortgages	21.6	21.8
Other debt	2.3	2.6

Total debt	431.8	451.7
Less: current maturities and the working capital facility	(11.0)	(12.3)

Long-term debt	$420.8	$439.4

        Proceeds from the disposition of real estate during fiscal 2003 were used to prepay the term loan by $18.0 million. The Company was in compliance with all debt covenants as of August 2, 2003.

Note 4. Interest Expense, Net

        Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Term loan	$4.2	$4.2	$8.6	$8.4
Working capital facility	0.4	0.4	0.8	0.6
Senior subordinated notes	4.4	4.4	8.8	8.7
Lease obligations	5.1	5.1	10.3	10.2
Amortization of deferred financing costs	1.0	0.4	1.6	0.9
Mortgages	0.4	0.4	0.8	0.8
Other	2.0	1.9	3.5	3.5

Interest expense, net	$17.5	$16.8	$34.4	$33.1

        The amortization of deferred financing costs includes $0.5 million in the 13 weeks and 26 weeks ended August 2, 2003 related to the write-off of deferred financing costs resulting from the prepayment of the term loan by $18.0 million.

Note 5. Comprehensive Earnings

        Comprehensive earnings is comprised of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net earnings	$6.2	$3.5	$7.1	$5.6
Other comprehensive earnings:
Unrealized gain (loss) on cash flow hedge, net of tax	0.7	(1.2)	1.0	(1.1)

Comprehensive earnings	$6.9	$2.3	$8.1	$4.5

Note 6. Derivative Instruments and Hedging Activities

        As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar. After giving effect to the January 28, 2003 amendment to the credit agreement, the collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%, on a notional amount of $150 million on its term loan. At inception, the derivative was designated, and continues to qualify, as a perfectly-effective cash-flow hedge of the Company's forecasted variable interest rate payments due on the term loan. The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at fair value, included in other noncurrent liabilities, with the related unrealized gain (loss), net of tax, recorded in stockholders' equity and classified as accumulated other comprehensive loss. The fair value of the derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle for in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value. The counterparty to this derivative transaction is a major financial institution. The Company does not expect any accumulated other comprehensive loss related to the derivative currently recorded in stockholders' equity to be recognized in its statement of operations in fiscal 2003.

Note 7. Guarantees

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

        In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the "Assigned Leases"). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of August 2, 2003, 68 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $112 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of August 2, 2003 of approximately $3 million, which represents the fair value of certain guarantees attributable to the Company's secondary liability in connection with Assigned Leases assigned after December 31, 2002.

8

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

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Condensed Consolidating Statements of Operations:
For the 13 Weeks Ended August 2, 2003
Sales	$995.6	$573.9	$—	$(573.9)	$995.6
Cost of goods sold	(711.6)	(576.2)	—	573.9	(713.9)

Gross profit (loss)	284.0	(2.3)	—	—	281.7
Selling, general and administrative expenses	(234.7)	1.4	0.8	—	(232.5)
Depreciation and amortization	(19.0)	(1.9)	(0.4)	—	(21.3)

Operating earnings (loss)	30.3	(2.8)	0.4	—	27.9
Interest expense, net	(16.9)	(0.2)	(0.4)	—	(17.5)
Equity in loss of subsidiaries	(3.0)	—	—	3.0	—

Earnings (loss) before income taxes	10.4	(3.0)	—	3.0	10.4
Income tax provision	(4.2)	—	—	—	(4.2)

Net earnings (loss)	$6.2	$(3.0)	$—	$3.0	$6.2

For the 13 Weeks Ended August 3, 2002
Sales	$987.3	$583.9	$—	$(583.9)	$987.3
Cost of goods sold	(706.8)	(585.1)	—	583.9	(708.0)

Gross profit (loss)	280.5	(1.2)	—	—	279.3
Selling, general and administrative expenses	(237.3)	1.3	0.8	—	(235.2)
Depreciation and amortization	(19.3)	(1.7)	(0.4)	—	(21.4)

Operating earnings (loss)	23.9	(1.6)	0.4	—	22.7
Interest expense, net	(16.2)	(0.2)	(0.4)	—	(16.8)
Equity in loss of subsidiaries	(1.8)	—	—	1.8	—

Earnings (loss) before income taxes	5.9	(1.8)	—	1.8	5.9
Income tax provision	(2.4)	—	—	—	(2.4)

Net earnings (loss)	$3.5	$(1.8)	$—	$1.8	$3.5

Condensed Consolidating Statements of Operations:
For the 26 Weeks Ended August 2, 2003
Sales	$2,000.3	$1,182.8	$—	$(1,182.8)	$2,000.3
Cost of goods sold	(1,428.0)	(1,187.6)	—	1,182.8	(1,432.8)

Gross profit (loss)	572.3	(4.8)	—	—	567.5
Selling, general and administrative expenses	(483.1)	2.7	1.7	—	(478.7)
Depreciation and amortization	(38.0)	(3.7)	(0.8)	—	(42.5)

Operating earnings (loss)	51.2	(5.8)	0.9	—	46.3
Interest expense, net	(33.2)	(0.4)	(0.8)	—	(34.4)
Equity in loss of subsidiaries	(6.1)	—	—	6.1	—

Earnings (loss) before income taxes	11.9	(6.2)	0.1	6.1	11.9
Income tax provision	(4.8)	—	—	—	(4.8)

Net earnings (loss)	$7.1	$(6.2)	$0.1	$6.1	$7.1

For the 26 Weeks Ended August 3, 2002
Sales	$1,964.1	$1,190.9	$—	$(1,190.9)	$1,964.1
Cost of goods sold	(1,404.8)	(1,191.9)	—	1,190.9	(1,405.8)

Gross profit (loss)	559.3	(1.0)	—	—	558.3
Selling, general and administrative expenses	(477.2)	2.6	1.7	—	(472.9)
Depreciation and amortization	(37.8)	(3.4)	(0.9)	—	(42.1)

Operating earnings (loss)	44.3	(1.8)	0.8	—	43.3
Interest expense, net	(31.8)	(0.5)	(0.8)	—	(33.1)
Equity in loss of subsidiaries	(2.3)	—	—	2.3	—

Earnings (loss) before income taxes and cumulative effect of an accounting change	10.2	(2.3)	—	2.3	10.2
Income tax provision	(4.0)	—	—	—	(4.0)

Net earnings (loss) before cumulative effect of an accounting change	6.2	(2.3)	—	2.3	6.2
Cumulative effect of an accounting change	(0.6)	—	—	—	(0.6)

Net earnings (loss)	$5.6	$(2.3)	$—	$2.3	$5.6

Condensed Consolidating Balance Sheets:
As of August 2, 2003
Merchandise inventories	$157.7	$25.6	$0.4	$—	$183.7
Other current assets	136.1	2.7	—	—	138.8

Total current assets	293.8	28.3	0.4	—	322.5
Property and equipment, net	496.0	60.0	29.8	—	585.8
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	47.0	—	—	(47.0)	—
Other noncurrent assets	163.6	—	0.7	—	164.3

Total assets	$1,434.4	$88.3	$30.9	$(47.0)	$1,506.6

Accounts payable	$95.1	$5.0	$—	$—	$100.1
Other current liabilities	156.2	3.9	0.8	—	160.9

Total current liabilities	251.3	8.9	0.8	—	261.0
Long-term debt	399.7	—	21.1	—	420.8
Long-term lease obligations	177.6	4.4	—	—	182.0
Other noncurrent liabilities	240.5	37.4	—	—	277.9
Stockholders' equity	365.3	37.6	9.0	(47.0)	364.9

Total liabilities and stockholders' equity	$1,434.4	$88.3	$30.9	$(47.0)	$1,506.6

As of February 1, 2003
Merchandise inventories	$160.4	$23.7	$—	$—	$184.1
Other current assets	137.7	5.0	0.4	—	143.1

Total current assets	298.1	28.7	0.4	—	327.2
Property and equipment, net	517.2	56.7	30.6	—	604.5
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	53.1	—	—	(53.1)	—
Other noncurrent assets	150.8	5.4	0.7	—	156.9

Total assets	$1,453.2	$90.8	$31.7	$(53.1)	$1,522.6

Accounts payable	$85.1	$7.1	$—	$—	$92.2
Other current liabilities	170.5	3.8	0.8	—	175.1

Total current liabilities	255.6	10.9	0.8	—	267.3
Long-term debt	418.0	—	21.4	—	439.4
Long-term lease obligations	177.1	5.8	—	—	182.9
Other noncurrent liabilities	245.9	30.3	—	—	276.2
Stockholders' equity	356.6	43.8	9.5	(53.1)	356.8

Total liabilities and stockholders' equity	$1,453.2	$90.8	$31.7	$(53.1)	$1,522.6

Condensed Consolidating Cash Flow Statements:
For the 26 Weeks Ended August 2, 2003
Operating Activities
Cash provided by operating activities	$36.7	$1.4	$0.8	$—	$38.9

Investing Activities
Property and equipment expenditures	(25.4)	(0.1)	—	—	(25.5)
Proceeds from sale of real estate	17.3	—	—	—	17.3

Cash used for investing activities	(8.1)	(0.1)	—	—	(8.2)

Financing Activities
Repayment of the term loan	(18.4)	—	—	—	(18.4)
Decrease in capital lease obligations	(8.9)	(1.3)	—	—	(10.2)
Borrowing under lease financings	1.8	—	—	—	1.8
Repayment under the working capital facility	(1.0)	—	—	—	(1.0)
Repayment of other debt	(0.3)	—	(0.2)	—	(0.5)
Intercompany equity transactions	0.6	—	(0.6)	—	—

Cash used for financing activities	(26.2)	(1.3)	(0.8)	—	(28.3)

Increase in cash	2.4	—	—	—	2.4
Cash at beginning of period	11.0	—	0.3	—	11.3

Cash at end of period	$13.4	$—	$0.3	$—	$13.7

For the 26 Weeks Ended August 3, 2002
Operating Activities
Cash provided by operating activities	$36.8	$2.7	$1.0	$—	$40.5

Investing Activities
Property and equipment expenditures	(53.9)	(1.5)	(0.8)	—	(56.2)
Lease financings	(7.3)	—	—	—	(7.3)

Cash used for investing activities	(61.2)	(1.5)	(0.8)	—	(63.5)

Financing Activities
Borrowing under the working capital facility	18.4	—	—	—	18.4
Decrease in capital lease obligations	(6.9)	(1.2)	—	—	(8.1)
Borrowing under lease financings	7.3	—	—	—	7.3
Repayment of industrial revenue bonds	(6.4)	—	—	—	(6.4)
Repayment of the term loan	(0.4)	—	—	—	(0.4)
Borrowing (repayment) of other debt	0.4	—	(0.1)	—	0.3
Proceeds from exercise of stock options	0.2	—	—	—	0.2

Cash provided by (used for) financing activities	12.6	(1.2)	(0.1)	—	11.3

Increase (decrease) in cash	(11.8)	—	0.1	—	(11.7)
Cash at beginning of period	24.3	—	0.3	—	24.6

Cash at end of period	$12.5	$—	$0.4	$—	$12.9

Note 9.    Cumulative Effect of An Accounting Change—Fiscal 2002

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

Note 10.    Subsequent Event

        On August 14 and 15, 2003, 76 of the Company's 143 stores were affected by a power outage throughout the Northeast. The Company has insurance coverage, which the Company expects will fully reimburse it for all product loss, incremental expenses and business interruption incurred during the power outage, less the policy's $250,000 deductible. As such, the Company does not expect the losses resulting from the power outage to have a material impact on third quarter earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	August 2, 2003		August 3, 2002		August 2, 2003		August 3, 2002
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$995.6	100.0%	$987.3	100.0%	$2,000.3	100.0%	$1,964.1	100.0%

Gross profit	$281.7	28.3%	$279.3	28.3%	$567.5	28.4%	$558.3	28.4%
Selling, general and administrative expenses	(232.5)	(23.3)	(235.2)	(23.8)	(478.7)	(23.9)	(472.9)	(24.1)
Depreciation and amortization	(21.3)	(2.2)	(21.4)	(2.2)	(42.5)	(2.2)	(42.1)	(2.1)

Operating earnings	27.9	2.8	22.7	2.3	46.3	2.3	43.3	2.2
Interest expense, net	(17.5)	(1.8)	(16.8)	(1.7)	(34.4)	(1.7)	(33.1)	(1.7)

Earnings before income taxes and cumulative effect of an accounting change	10.4	1.0	5.9	0.6	11.9	0.6	10.2	0.5
Income tax provision	(4.2)	(0.4)	(2.4)	(0.3)	(4.8)	(0.2)	(4.0)	(0.2)

Earnings before cumulative effect of an accounting change	6.2	0.6	3.5	0.3	7.1	0.4	6.2	0.3
Cumulative effect of an accounting change	—	—	—	—	—	—	(0.6)	—

Net earnings	$6.2	0.6%	$3.5	0.3%	$7.1	0.4%	$5.6	0.3%

        Sales.    Sales in the second quarter of fiscal 2003 were $995.6 million, up 0.8% from $987.3 million in fiscal 2002. Sales in the six-month period of fiscal 2003 were $2,000.3 million, up 1.8% from $1,964.1 million in fiscal 2002. The sales increase in the second quarter of fiscal 2003 was primarily due to a 0.6% increase in same-store sales, which includes replacement stores and enlargements, and new stores, partially offset by closed stores. The sales increase in the six-month period of fiscal 2003 was primarily due to a 1.3% increase in same-store sales and new stores, partially offset by closed stores. We believe sales benefited from our successful marketing and operations initiatives, including the change in the start of our ad week. Sales in the six-month period of fiscal 2003 were favorably impacted by the increased customer shopping preceding several major snowstorms in the first quarter of fiscal 2003. The Company operated 143 supermarkets at the end of the second quarters of fiscal 2003 and fiscal 2002, respectively.

        Gross Profit.    Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the second quarter of fiscal 2003 was $281.7 million or 28.3% of sales compared to $279.3 million or 28.3% of sales in fiscal 2002. For the six-month period of fiscal 2003, gross profit was $567.5 million or 28.4% of sales compared to $558.3 million or 28.4% in fiscal 2002. The increase in gross profit in the second quarter and the six-month period of fiscal 2003 was primarily due to higher sales.

        SG&A.    SG&A in the second quarter of fiscal 2003 was $232.5 million or 23.3% of sales compared to $235.2 million or 23.8% of sales in fiscal 2002. The decrease in SG&A in the second quarter of fiscal 2003 was primarily due to a $12.1 million gain from the disposition of real estate, partially offset by a $3.0 million charge from a labor buyout program in some of our stores, as well as higher costs associated with medical, pension and general liability expenses. For the six-month period of fiscal 2003, SG&A was $478.7 million or 23.9% of sales compared to $472.9 million or 24.1% of sales in fiscal 2002. The increase in SG&A in the six-month period of fiscal 2003 was primarily due to a $8.1 million charge from a labor buyout program in some of our stores and a headcount reduction program in our corporate office, higher than usual snow removal costs in our first quarter and higher occupancy expenses, partially offset by a $13.7 million gain from the disposition of real estate. The six-month period of fiscal 2002 included a $2.0 million charge related to a labor buyout program.

        Depreciation and Amortization.    Depreciation and amortization in the second quarter of fiscal 2003 was $21.3 million compared to $21.4 million in fiscal 2002. For the six-month period of fiscal 2003, depreciation and amortization was $42.5 million compared to $42.1 million in fiscal 2002. The increase in depreciation and amortization expense in the six-month period of fiscal 2003 was primarily due to the impact of fiscal 2002 capital expenditures, including property acquired under capital leases and technology investments, partially offset by a decrease in fiscal 2003 capital expenditures.

        Operating Earnings.    Operating earnings in the second quarter of fiscal 2003 were $27.9 million compared to $22.7 million in fiscal 2002. For the six-month period of fiscal 2003, operating earnings were $46.3 million compared to $43.3 million in fiscal 2002. The increase in operating earnings in the second quarter of fiscal 2003 was primarily due to higher gross profit and lower SG&A expenses. The increase in operating earnings in the six-month period of fiscal 2003 was primarily due to higher gross profit, partially offset by higher SG&A expenses.

        Interest Expense.    Interest expense was $17.5 million in the second quarter of fiscal 2003 compared to $16.8 million in fiscal 2002 and $34.4 million for the six-month period of fiscal 2003 compared to $33.1 million in fiscal 2002. The increase in interest expense in the second quarter and the six-month period of fiscal 2003 was primarily due to increased amortization of deferred financing costs due to our $18 million prepayment on the term loan and an interest rate increase as a result of the January 28, 2003 amendment to the credit agreement.

        Income Tax Provision.    The income tax provisions of $4.2 million and $4.8 million, respectively, in the second quarter and the six-month period of fiscal 2003 is based on an effective tax rate of 40.3% for the full fiscal year. The income tax provision of $2.4 million in the second quarter of fiscal 2002 was based on an effective income tax rate of 41.6% and the income tax provision of $4.0 million in the six-month period was based on an effective income tax rate of 39.6% for the full fiscal year. The increase in the effective income tax rate in fiscal 2003 compared to fiscal 2002 is largely due to the impact of the State of New Jersey's 2002 income tax legislation.

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

        Summary of Operations.    Net earnings in the second quarter of fiscal 2003 were $6.2 million compared to $3.5 million in fiscal 2002. For the six-month period of fiscal 2003, net earnings were $7.1 million compared to net earnings of $5.6 million in fiscal 2002. The increase in net earnings in the second quarter and the six-month period of fiscal 2003 was primarily due to increased operating earnings, partially offset by higher interest expenses and higher income tax provisions.

Liquidity and Capital Resources

        Cash Flows.    The following table sets forth certain consolidated statements of cash flow data (in millions):

	26 Weeks Ended
	August 2, 2003	August 3, 2002
Cash provided by (used for):
Operating activities	$38.9	$40.5
Investing activities	(8.2)	(63.5)
Financing activities	(28.3)	11.3

        The decrease in cash provided by operating activities was primarily due to an increase in cash interest paid as a result of the timing of cash interest payments related to the Senior Subordinated Notes, partially offset by cash provided by operating assets and liabilities. The decrease in cash used for investing activities was primarily due to lower property and equipment expenditures, higher proceeds from the disposition of real estate and lower lease financings. The increase in cash used for financing activities was primarily due to the $18.0 million prepayment on the term loan and reduced borrowings on the working capital facility.

        Debt Service and Liquidity.    We have outstanding $200 million aggregate principal amount of 8.75% Senior Subordinated Notes due 2012 (the "Senior Subordinated Notes"), which pay cash interest semi-annually on February 1 and August 1. The proceeds from the issuance of the Senior Subordinated Notes were used to repay a portion of our outstanding loans under the bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of our outstanding industrial revenue bonds. The Senior Subordinated Notes restrict our ability to declare cash dividends on our common stock. We are in compliance with all Senior Subordinated Notes' covenants as of August 2, 2003.

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

        In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, prepayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. In addition, the Credit Agreement prohibits the payment of cash dividends. We are in compliance with all covenants in the Credit Agreement as of August 2, 2003.

        Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus an applicable margin, subject to decrease, depending on the total debt to consolidated EBITDA ratio. Borrowings under the working capital facility and the term loan bear interest at rates of LIBOR + 3.50% and LIBOR + 4.50%, respectively. We are required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. The weighted average interest rate in effect on all borrowings under the term loan was 8.0% during the first six months of fiscal 2003. As of August 2, 2003 and September 2, 2003, borrowings under the working capital facility were $9.0 million and $7.9 million, respectively. Letters of credit of $56.2 million and $55.2 million were outstanding as of August 2, 2003 and September 2, 2003, respectively.

        On June 24, 2003, we utilized the proceeds from the disposition of real estate and made an $18 million prepayment on the term loan. Effective as of August 2, 2003, our remaining term loan balance was $198.9 million payable as follows (in millions):

Fiscal Years	Principal Payments
2003	$0.3
2004	0.7
2005	49.7
2006	98.8
2007	49.4

Total	$198.9

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

        Market Risk.    Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. As part of our overall strategy to manage the level of exposure to interest rate risk, in July 2001, we entered into a three-year interest rate zero-cost collar. After giving effect to the January Amendment, the collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%, on a notional amount of $150 million of our term loan. Variable rate debt outstanding under our term loan was $198.9 million on August 2, 2003. As of August 2, 2003, the weighted average interest rate in effect on all borrowings under our term loan, including the impact of the zero-cost collar on $150 million of our term loan, was 8.0%. A 1% change in interest rates applied to the $48.9 million balance of floating-rate term loan debt would affect pre-tax annual results of operations by approximately $0.5 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

        Capital Expenditures.    Capital expenditures in the second quarter and six-month period of fiscal 2003, including property acquired under capital leases and technology investments, were $17.8 million and $30.8 million, respectively compared to $49.5 million and $76.4 million, respectively, in the second quarter and six-month period of fiscal 2002. During the first six months of fiscal 2003, we opened one new store, closed two stores and renovated three stores. During the remaining six months of fiscal 2003, we plan to open two additional stores (one a replacement), close one store and renovate 13 stores. Capital expenditures for fiscal 2003, including property to be acquired under capital leases and technology investments, are anticipated to be approximately $95 million.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended February 1, 2003 are those that depend most heavily on these judgments and estimates. As of August 2, 2003, there have been no material changes to any of the critical accounting policies contained therein.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial position or results of operations.

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

Item 4. Controls and Procedures

        As of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings.

        The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.

a)	The Company held its Annual Meeting of Shareholders on June 13, 2003.
b)	Results of votes of security holders.
	(1)	Election of Directors	For	Withheld
		William J. Begley	24,866,786	1,376,404
		Daniel H. Fitzgerald	25,129,838	1,113,352
		Eugene M. Freedman	25,121,393	1,121,797
		Eileen R. Scott	25,235,613	1,007,577
		Frank G. Vitrano	25,242,093	1,001,097
		Steven L. Volla	24,761,331	1,481,859

	(2)	Adoption of the amended 2000 Employee Equity Plan:
		For	Withheld	Abstain
		17,573,427	8,662,095	7,668

	(3)	Adoption of the amended 2000 Non-Employee Director Equity Plan:
		For	Withheld	Abstain
		17,203,793	9,028,740	10,657

	(4)	Ratification of Deloitte & Touche LLP as independent auditors for 2003:
		For	Withheld	Abstain
		25,760,839	474,541	7,810

Item 6.    Exhibits and Report on Form 8-K

  1)
  Exhibits:
3:	Amended and Restated By-Laws of the Company, effective June 13, 2003, filed herewith.
31.1:	Certification of Eileen R. Scott, under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2:	Certification of Frank G. Vitrano, under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1:	Certification of Eileen R. Scott, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2:	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
  2)
  Report on Form 8-K:

    On June 4, 2003, we furnished a Current Report on Form 8-K to the Securities and Exchange Commission under Items 9 and 12 with respect to earnings information for the first quarter ended May 3, 2003.

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

Date:    September 11, 2003

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
Part II. Other Information
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Report on Form 8-K
Signatures