Form 10-Q
period 2003-11-01
PATHMARK STORES INC
filed 2003-12-10
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended November 1, 2003	Commission File Number 1-5287

Pathmark Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2879612 (I.R.S. Employer Identification No.)
200 Milik Street Carteret, New Jersey (Address of principal executive office)	07008 (Zip Code)
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

Yes ☒                        No ☐

        As of December 1, 2003, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Sales	$978.5	$971.5	$2,978.8	$2,935.6
Cost of goods sold	(700.6)	(698.1)	(2,133.4)	(2,103.9)

Gross profit	277.9	273.4	845.4	831.7
Selling, general and administrative expenses	(236.7)	(235.6)	(715.4)	(708.5)
Depreciation and amortization	(20.7)	(21.1)	(63.2)	(63.2)

Operating earnings	20.5	16.7	66.8	60.0
Interest expense	(20.8)	(17.0)	(55.2)	(50.1)

Earnings (loss) before income taxes and cumulative effect of an accounting change	(0.3)	(0.3)	11.6	9.9
Income tax benefit (provision)	0.1	0.1	(4.7)	(3.9)

Earnings (loss) before cumulative effect of an accounting change	(0.2)	(0.2)	6.9	6.0
Cumulative effect of an accounting change, net of tax	—	—	—	(0.6)

Net earnings (loss)	$(0.2)	$(0.2)	$6.9	$5.4

Weighted average number of shares outstanding - basic	30.1	30.1	30.1	30.1

Weighted average number of shares outstanding - diluted	30.1	30.1	30.4	30.5

Net earnings (loss) per share - basic and diluted
Earnings (loss) before cumulative effect of an accounting change	$(0.01)	$(0.01)	$0.23	$0.20
Cumulative effect of an accounting change, net of tax	—	—	—	(0.02)

Net earnings (loss)	$(0.01)	$(0.01)	$0.23	$0.18

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share amounts)

	November 1, 2003	February 1, 2003
ASSETS
Current assets
Cash	$12.5	$11.3
Accounts receivable, net	20.8	21.8
Merchandise inventories	204.7	184.1
Due from suppliers	69.0	77.8
Other current assets	38.1	32.2

Total current assets	345.1	327.2
Property and equipment, net	579.2	604.5
Goodwill	434.0	434.0
Other noncurrent assets	165.3	156.9

Total assets	$1,523.6	$1,522.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$98.4	$92.2
Current maturities of long-term debt	31.4	12.3
Current portion of lease obligations	17.4	18.3
Other accrued expenses and other current liabilities	139.5	144.5

Total current liabilities	286.7	267.3
Long-term debt	421.4	439.4
Long-term lease obligations	178.1	182.9
Deferred income taxes	93.0	89.3
Other noncurrent liabilities	177.7	186.9
Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares at November 1, 2003 and at February 1, 2003
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(299.3)	(306.2)
Accumulated other comprehensive loss	(1.5)	(4.5)
Treasury stock, at cost: 28,318 shares at November 1, 2003 and at February 1, 2003	(0.7)	(0.7)

Total stockholders' equity	366.7	356.8

Total liabilities and stockholders' equity	$1,523.6	$1,522.6

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	39 Weeks Ended
	November 1, 2003	November 2, 2002
Operating Activities
Net earnings	$6.9	$5.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63.2	63.2
Amortization and write off of deferred financing costs	3.6	1.4
Gain on sale of real estate	(13.7)	—
Deferred income tax provision	5.8	0.9
Cumulative effect of an accounting change	—	0.6
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	1.0	1.8
Merchandise inventories	(20.6)	(16.1)
Due from suppliers	8.8	3.9
Other current assets	(5.9)	2.3
Other noncurrent assets	(4.4)	(6.4)
Accounts payable	6.2	12.3
Accrued interest	(3.6)	3.2
Other accrued expenses and other current liabilities	(1.4)	(5.3)
Other noncurrent liabilities	(8.0)	(13.2)

Cash provided by operating activities	37.9	54.0

Investing Activities
Property and equipment expenditures	(43.1)	(74.1)
Proceeds from sale of real estate	17.3	—
Lease financings	—	(10.4)

Cash used for investing activities	(25.8)	(84.5)

Financing Activities
Repayment of the term loan	(120.5)	(0.5)
Borrowings under the senior subordinated notes	102.5	—
Borrowing under the working capital facility	18.0	27.0
Decrease in capital lease obligations	(13.8)	(12.1)
Borrowing under lease financings	1.8	10.4
Borrowing of other debt	1.1	1.5
Repayment of industrial revenue bonds	—	(6.4)
Proceeds from exercise of stock options	—	0.2

Cash provided by (used for) financing activities	(10.9)	20.1

Increase (decrease) in cash	1.2	(10.4)
Cash at beginning of period	11.3	24.6

Cash at end of period	$12.5	$14.2

Supplemental Disclosures of Cash Flow Information
Interest paid	$55.6	$45.7

Income taxes paid	$5.5	$3.1

Noncash Investing and Financing Activities
Capital lease obligations	$5.3	$26.2

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

     Business. The Company operated 143 supermarkets as of November 1, 2003, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

     Basis of Presentation. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

     Stock-Based Compensation. The Company adopted the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings (loss) and net earnings (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     The pro forma disclosure of net earnings (loss) and net earnings (loss) per share as if the fair value based method of accounting, as defined in SFAS No. 123, had been applied is as follows (in millions, except per share amounts):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net earnings (loss), as reported	$(0.2)	$(0.2)	$6.9	$5.4
Less: stock-based compensation earnings (loss), net of related tax effect	(1.1)	0.3	(3.0)	(1.4)

Net earnings (loss), pro forma	$(1.3)	$0.1	$3.9	$4.0

Weighted average number of shares outstanding – basic	30.1	30.1	30.1	30.1

Weighted average number of shares outstanding – diluted	30.1	30.1	30.4	30.5

Net earnings (loss) per share – basic and diluted, as reported	$(0.01)	$(0.01)	$0.23	$0.18
Less: stock-based compensation earnings (loss), net of related tax effect	(0.03)	0.01	(0.10)	(0.05)

Net earnings (loss) per share – basic and diluted, pro forma	$(0.04)	$—	$0.13	$0.13

Note 2. Selling, General and Administrative Expenses (“SG&A”)

     SG&A in the 39 weeks ended November 1, 2003 includes an $8.1 million charge related to the Company’s store labor buyout initiative and corporate headcount reduction program initiated and completed during the first and second quarters of fiscal 2003 in order to reduce the Company’s labor costs. The aforementioned $8.1 million charge included a $2.0 million charge funded by the Company’s qualified pension plan. Of the $8.1 million charge, $7.3 million is attributable to the cost of a voluntary early retirement program and $0.8 million is attributable to severance and termination benefits. As of November 1, 2003, $0.9 million of benefits related to the store labor buyout initiative and corporate headcount reduction program remain to be paid out over time. SG&A in the 39 weeks ended November 1, 2003 was net of a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases.

Note 3. Long-Term Debt

     Long-term debt is comprised of the following (in millions):

	November 1, 2003	February 1, 2003
Term loan	$96.8	$217.3
Working capital facility	28.0	10.0
Senior subordinated notes	302.5	200.0
Mortgages	21.5	21.8
Other debt	4.0	2.6

Total debt	452.8	451.7
Less: current maturities and the working capital facility	(31.4)	(12.3)

Long-term debt	$421.4	$439.4

     On September 19, 2003, the Company issued an additional $100 million aggregate principal amount of unregistered 8¾% Senior Subordinated Notes, due 2012 (the “Additional Notes”) at a price equal to 102.5% of the principal amount. The proceeds from the issuance of the Additional Notes were used to repay $102 million of our term loan. As part of this refinancing, the Company terminated and settled $100 million of its $150 million interest rate zero-cost collar on its term loan (see Note 5). During the third quarter, the Company commenced an exchange offer (the “Exchange Offer”) pursuant to which all of the Additional Notes were to be exchanged for $100 million aggregate principal amount of the Company’s registered 8¾% Senior Subordinated Notes, due 2012. The Exchange Offer was scheduled to expire on December 8, 2003. As of close of business on December 8, 2003, $98 million of Additional Notes, representing 98% of such securities outstanding, were validly tendered. The Company has announced that it is extending the Exchange Offer until December 12, 2003.

     Proceeds from the disposition of real estate during the second quarter of fiscal 2003 were used to repay $18 million of our term loan. The Company was in compliance with all debt covenants as of November 1, 2003.

Note 4. Interest Expense

     Interest expense is comprised of the following (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Term loan	$2.9	$4.2	$11.5	$12.6
Derivative settlement charge	2.8	—	2.8	—
Working capital facility	0.4	0.6	1.2	1.2
Senior subordinated notes	5.3	4.4	14.1	13.1
Lease obligations	5.1	5.2	15.4	15.4
Write off of deferred financing costs	1.4	—	1.9	—
Amortization of deferred financing costs	0.6	0.5	1.7	1.4
Mortgages	0.4	0.4	1.2	1.2
Other	1.9	1.7	5.4	5.2

Interest expense	$20.8	$17.0	$55.2	$50.1

     Interest expense in the third quarter and nine-month period of fiscal 2003 includes a derivative settlement charge of $2.8 million related to the termination and settlement of $100 million of the Company’s interest rate zero-cost collar and the write off of deferred financing costs of $1.4 million related to the repayment of $102 million of our term loan from the proceeds of borrowings under the Additional Notes. Interest expense in the nine-month period of fiscal 2003 also includes the write off of deferred financing costs of $0.5 million related to the repayment of $18 million of our term loan and an interest rate increase as a result of the January 28, 2003 amendment to the credit agreement.

Note 5. Derivative Instruments and Hedging Activities

     As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001, the Company entered into a three-year interest rate zero-cost collar (the “Collar”) on a notional amount of $150 million of our term loan. After giving effect to the January 28, 2003 amendment to the credit agreement, the Collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%. After giving effect to the September 19, 2003 repayment of $102 million of our term loan from proceeds of the issuance of the Additional Notes and the related termination and settlement of $100 million of the Collar, the Company had a notional amount of $50 million remaining on the Collar. At inception, this derivative was designated, and continues to qualify, as a perfectly-effective cash-flow hedge of the Company’s forecasted variable interest rate payments due on our term loan. The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative is recorded on the balance sheet at fair value, included in other noncurrent liabilities, with the related unrealized gain (loss), net of tax, recorded in stockholders’ equity and classified as accumulated other comprehensive loss. The fair value of the derivative is based on its market value as determined by an independent party. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could settle for in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value. The counterparty to this derivative transaction is a major financial institution. The Company recorded a pre-tax charge of $2.8 million ($1.7 million after tax) related to the termination and settlement of $100 million of the Collar in its statement of operations in the third quarter of fiscal 2003.

Note 6. Comprehensive Earnings (Loss)

     Comprehensive earnings (loss) is comprised of the following (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net earnings (loss)	$(0.2)	$(0.2)	$6.9	$5.4
Other comprehensive earnings (loss):
Derivative settlement, net of tax	1.7	—	1.7	—
Unrealized gain (loss) on cash flow hedge, net of tax	0.3	(0.6)	1.3	(1.7)

Comprehensive earnings (loss)	$1.8	$(0.8)	$9.9	$3.7

Note 7. Guarantees

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

     In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of November 1, 2003, 67 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $109 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of November 1, 2003 of approximately $3.0 million, which represents the fair value of certain guarantees attributable to the Company’s secondary liability in connection with Assigned Leases assigned after December 31, 2002.

Note 8. Insurance Claim

     On August 14 and 15, 2003, 76 of the Company’s 143 stores were affected by a power outage throughout the Northeast. The Company has settled its insurance claim for all product losses, incremental expenses and business interruption incurred during the power outage, less the policy’s $250,000 deductible. As of November 1, 2003, an insurance claim receivable of $4.3 million was included in other current assets on the consolidated balance sheet. Subsequent to November 1, 2003, the Company collected $3.2 million and expects to collect the remaining $1.1 million related to such insurance claim receivable.

Note 9. Cumulative Effect of An Accounting Change – Fiscal 2002

     The Company adopted, as of the beginning of fiscal 2002, Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed. As a result, the Company recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

Note 10. Condensed Consolidating Financial Information

     The following represents the condensed consolidating financial statements of Pathmark and its 100% owned guarantor and nonguarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including Pathmark’s distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the senior subordinated notes. The nonguarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Condensed Consolidating Statements of Operations:
For the 13 Weeks Ended November 1, 2003
Sales	$978.5	$587.6	$—	$(587.6)	$978.5
Cost of goods sold	(698.2)	(590.0)	—	587.6	(700.6)

Gross profit (loss)	280.3	(2.4)	—	—	277.9
Selling, general and administrative expenses	(238.7)	1.2	0.8	—	(236.7)
Depreciation and amortization	(18.5)	(1.8)	(0.4)	—	(20.7)

Operating earnings (loss)	23.1	(3.0)	0.4	—	20.5
Interest expense	(20.2)	(0.2)	(0.4)	—	(20.8)
Equity in loss of subsidiaries	(3.2)	—	—	3.2	—

Loss before income taxes	(0.3)	(3.2)	—	3.2	(0.3)
Income tax benefit	0.1	—	—	—	0.1

Net loss	$(0.2)	$(3.2)	$—	$3.2	$(0.2)

For the 13 Weeks Ended November 2, 2002
Sales	$971.5	$589.1	$—	$(589.1)	$971.5
Cost of goods sold	(696.5)	(590.7)	—	589.1	(698.1)

Gross profit (loss)	275.0	(1.6)	—	—	273.4
Selling, general and administrative expenses	(237.7)	1.3	0.8	—	(235.6)
Depreciation and amortization	(19.0)	(1.7)	(0.4)	—	(21.1)

Operating earnings (loss)	18.3	(2.0)	0.4	—	16.7
Interest expense	(16.4)	(0.2)	(0.4)	—	(17.0)
Equity in loss of subsidiaries	(2.2)	—	—	2.2	—

Loss before income taxes	(0.3)	(2.2)	—	2.2	(0.3)
Income tax benefit	0.1	—	—	—	0.1

Net loss	$(0.2)	$(2.2)	$—	$2.2	$(0.2)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Condensed Consolidating Statements of Operations:
For the 39 Weeks Ended November 1, 2003
Sales	$2,978.8	$1,770.5	$—	$(1,770.5)	$2,978.8
Cost of goods sold	(2,126.2)	(1,777.7)	—	1,770.5	(2,133.4)

Gross profit (loss)	852.6	(7.2)	—	—	845.4
Selling, general and administrative expenses	(721.9)	3.9	2.6	—	(715.4)
Depreciation and amortization	(56.5)	(5.5)	(1.2)	—	(63.2)

Operating earnings (loss)	74.2	(8.8)	1.4	—	66.8
Interest expense	(53.5)	(0.5)	(1.2)	—	(55.2)
Equity in loss of subsidiaries	(9.1)	—	—	9.1	—

Earnings (loss) before income taxes	11.6	(9.3)	0.2	9.1	11.6
Income tax provision	(4.7)	—	—	—	(4.7)

Net earnings (loss)	$6.9	$(9.3)	$0.2	$9.1	$6.9

For the 39 Weeks Ended November 2, 2002
Sales	$2,935.6	$1,780.0	$—	$(1,780.0)	$2,935.6
Cost of goods sold	(2,101.4)	(1,782.5)	—	1,780.0	(2,103.9)

Gross profit (loss)	834.2	(2.5)	—	—	831.7
Selling, general and administrative expenses	(715.0)	3.9	2.6	—	(708.5)
Depreciation and amortization	(56.8)	(5.1)	(1.3)	—	(63.2)

Operating earnings (loss)	62.4	(3.7)	1.3	—	60.0
Interest expense	(48.1)	(0.7)	(1.3)	—	(50.1)
Equity in loss of subsidiaries	(4.4)	—	—	4.4	—

Earnings (loss) before income taxes and
cumulative effect of an accounting change	9.9	(4.4)	—	4.4	9.9
Income tax provision	(3.9)	—	—	—	(3.9)

Net earnings (loss) before cumulative effect
of an accounting change	6.0	(4.4)	—	4.4	6.0
Cumulative effect of an accounting change	(0.6)	—	—	—	(0.6)

Net earnings (loss)	$5.4	$(4.4)	$—	$4.4	$5.4

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Condensed Consolidating Balance Sheets:
As of November 1, 2003
Merchandise inventories	$175.4	$29.3	$—	$—	$204.7
Other current assets	137.7	2.2	0.5	—	140.4

Total current assets	313.1	31.5	0.5	—	345.1
Property and equipment, net	490.7	59.1	29.4	—	579.2
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	44.0	—	—	(44.0)	—
Other noncurrent assets	164.6	—	0.7	—	165.3

Total assets	$1,446.4	$90.6	$30.6	$(44.0)	$1,523.6

Accounts payable	$86.1	$12.3	$—	$—	$98.4
Other current liabilities	183.4	4.0	0.9	—	188.3

Total current liabilities	269.5	16.3	0.9	—	286.7
Long-term debt	400.4	—	21.0	—	421.4
Long-term lease obligations	174.5	3.6	—	—	178.1
Other noncurrent liabilities	235.1	35.6	—	—	270.7
Stockholders' equity	366.9	35.1	8.7	(44.0)	366.7

Total liabilities and stockholders' equity	$1,446.4	$90.6	$30.6	$(44.0)	$1,523.6

As of February 1, 2003
Merchandise inventories	$160.4	$23.7	$—	$—	$184.1
Other current assets	137.7	5.0	0.4	—	143.1

Total current assets	298.1	28.7	0.4	—	327.2
Property and equipment, net	517.2	56.7	30.6	—	604.5
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	53.1	—	—	(53.1)	—
Other noncurrent assets	150.8	5.4	0.7	—	156.9

Total assets	$1,453.2	$90.8	$31.7	$(53.1)	$1,522.6

Accounts payable	$85.1	$7.1	$—	$—	$92.2
Other current liabilities	170.5	3.8	0.8	—	175.1

Total current liabilities	255.6	10.9	0.8	—	267.3
Long-term debt	418.0	—	21.4	—	439.4
Long-term lease obligations	177.1	5.8	—	—	182.9
Other noncurrent liabilities	245.9	30.3	—	—	276.2
Stockholders' equity	356.6	43.8	9.5	(53.1)	356.8

Total liabilities and stockholders' equity	$1,453.2	$90.8	$31.7	$(53.1)	$1,522.6

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Condensed Consolidating Cash Flow Statements:
For the 39 Weeks Ended November 1, 2003
Operating Activities
Cash provided by operating activities	$34.5	$2.1	$1.3	$—	$37.9

Investing Activities
Property and equipment expenditures	(42.5)	(0.6)	—	—	(43.1)
Proceeds from sale of real estate	17.3	—	—	—	17.3

Cash used for investing activities	(25.2)	(0.6)	—	—	(25.8)

Financing Activities
Repayment of the term loan	(120.5)	—	—	—	(120.5)
Borrowings under the senior subordinated notes	102.5	—	—	—	102.5
Repayment under the working capital facility	18.0	—	—	—	18.0
Decrease in capital lease obligations	(11.7)	(2.1)	—	—	(13.8)
Borrowing under lease financings	1.8	—	—	—	1.8
Repayment of other debt	1.4	—	(0.3)	—	1.1
Intercompany equity transactions	0.4	0.6	(1.0)	—	—

Cash used for financing activities	(8.1)	(1.5)	(1.3)	—	(10.9)

Increase in cash	1.2	—	—	—	1.2
Cash at beginning of period	11.0	—	0.3	—	11.3

Cash at end of period	$12.2	$—	$0.3	$—	$12.5

For the 39 Weeks Ended November 2, 2002
Operating Activities
Cash provided by operating activities	$49.5	$3.1	$1.4	$—	$54.0

Investing Activities
Property and equipment expenditures	(71.3)	(1.9)	(0.9)	—	(74.1)
Lease financings	(10.4)	—	—	—	(10.4)

Cash used for investing activities	(81.7)	(1.9)	(0.9)	—	(84.5)

Financing Activities
Borrowing under the working capital facility	27.0	—	—	—	27.0
Decrease in capital lease obligations	(10.1)	(2.0)	—	—	(12.1)
Borrowing under lease financings	10.4	—	—	—	10.4
Repayment of industrial revenue bonds	(6.4)	—	—	—	(6.4)
Borrowing of other debt	1.7	—	(0.2)	—	1.5
Repayment of the term loan	(0.5)	—	—	—	(0.5)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Intercompany equity transactions	(0.5)	0.8	(0.3)	—	—

Cash provided by (used for) financing activities	21.8	(1.2)	(0.5)	—	20.1

Decrease in cash	(10.4)	—	—	—	(10.4)
Cash at beginning of period	24.3	—	0.3	—	24.6

Cash at end of period	$13.9	$—	$0.3	$—	$14.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

     The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	November 1, 2003		November 2, 2002		November 1, 2003		November 2, 2002
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$978.5	100.0%	$971.5	100.0%	$2,978.8	100.0%	$2,935.6	100.0%

Gross profit	$277.9	28.4%	$273.4	28.1%	$845.4	28.4%	$831.7	28.3%
Selling, general and administrative expenses	(236.7)	(24.2)	(235.6)	(24.2)	(715.4)	(24.0)	(708.5)	(24.1)
Depreciation and amortization	(20.7)	(2.1)	(21.1)	(2.2)	(63.2)	(2.1)	(63.2)	(2.2)

Operating earnings	20.5	2.1	16.7	1.7	66.8	2.3	60.0	2.0
Interest expense	(20.8)	(2.1)	(17.0)	(1.7)	(55.2)	(1.9)	(50.1)	(1.7)

Earnings (loss) before income taxes and cumulative effect of an accounting change	(0.3)	—	(0.3)	—	11.6	0.4	9.9	0.3
Income tax benefit (provision)	0.1	—	0.1	—	(4.7)	(0.2)	(3.9)	(0.1)

Earnings (loss) before cumulative effect of an accounting change	(0.2)	—	(0.2)	—	6.9	0.2	6.0	0.2
Cumulative effect of an accounting change	—	—	—	—	—	—	(0.6)	—

Net earnings (loss)	$(0.2)	—%	$(0.2)	—%	$6.9	0.2%	$5.4	0.2%

     Sales. Sales in the third quarter of fiscal 2003 were $978.5 million, up 0.7% from $971.5 million in fiscal 2002. Sales in the nine-month period of fiscal 2003 were $2,978.8 million, up 1.5% from $2,935.6 million in fiscal 2002. The sales increase in the third quarter of fiscal 2003 was primarily due to a 0.7% increase in same-store sales (which includes replacement stores and enlargements) and new stores, partially offset by closed stores. The sales increase in the nine-month period of fiscal 2003 was primarily due to a 1.1% increase in same-store sales and new stores, partially offset by closed stores. We believe sales for the third quarter and nine-month period benefited from our successful marketing and operations initiatives, including the change in the start of our ad week at the beginning of fiscal 2003. Sales in the nine-month period of fiscal 2003 were favorably impacted by the increased customer shopping preceding several major snowstorms in the first quarter of fiscal 2003. The Company operated 143 supermarkets at the end of the third quarters of fiscal 2003 and fiscal 2002, respectively.

     Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the third quarter of fiscal 2003 was $277.9 million or 28.4% of sales compared to $273.4 million or 28.1% of sales in fiscal 2002. For the nine-month period of fiscal 2003, gross profit was $845.4 million or 28.4% of sales compared to $831.7 million or 28.3% in fiscal 2002. The increase in gross profit dollars in the third quarter and the nine-month period of fiscal 2003 was primarily due to higher sales and the increase in gross profit percentage in the third quarter and the nine-month period of fiscal 2003 was primarily due to improved sales mix and more efficient promotional spending.

     Selling, General and Administrative Expenses (“SG&A”). SG&A in the third quarter of fiscal 2003 was $236.7 million or 24.2% of sales compared to $235.6 million or 24.2% of sales in fiscal 2002. SG&A in the third quarter of fiscal 2003 includes higher medical, workers' compensation and pension expenses, offset by lower payroll expenses resulting from the store labor buyout and corporate headcount reduction programs implemented in fiscal 2003. For the nine-month period of fiscal 2003, SG&A was $715.4 million or 24.0% of sales compared to $708.5 million or 24.1% of sales in fiscal 2002. SG&A in the nine-month period of fiscal 2003 includes an $8.1 million charge related to the Company's aforementioned store labor buyout initiative and corporate headcount reduction program during the first and second quarters of fiscal 2003, higher than usual snow removal costs in our first quarter and higher occupancy expenses, net of a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases. The nine-month period of fiscal 2002 included a $2.0 million charge related to a labor buyout program.

     Depreciation and Amortization. Depreciation and amortization in the third quarter of fiscal 2003 was $20.7 million compared to $21.1 million in fiscal 2002. For the nine-month periods of fiscal 2003 and fiscal 2002, depreciation and amortization was $63.2 million. The decrease in depreciation and amortization expense in the third quarter of fiscal 2003 was primarily due to a decrease in fiscal 2003 capital expenditures.

     Operating Earnings. Operating earnings in the third quarter of fiscal 2003 were $20.5 million compared to $16.7 million in fiscal 2002. For the nine-month period of fiscal 2003, operating earnings were $66.8 million compared to $60.0 million in fiscal 2002. The increase in operating earnings in the third quarter of fiscal 2003 was primarily due to higher gross profit. The increase in operating earnings in the nine-month period of fiscal 2003 was primarily due to higher gross profit, partially offset by higher SG&A expenses.

     Interest Expense. Interest expense was $20.8 million in the third quarter of fiscal 2003 compared to $17.0 million in fiscal 2002 and $55.2 million for the nine-month period of fiscal 2003 compared to $50.1 million in fiscal 2002. The increase in interest expense in both the third quarter and the nine-month period of fiscal 2003 was primarily due to a derivative settlement charge of $2.8 million related to the termination and settlement of $100 million of our interest rate zero-cost collar, the write off of deferred financing costs of $1.4 million related to the repayment of $102 million of our term loan from proceeds of the Additional Notes. Interest expense in the nine-month period of fiscal 2003 also included the write off of deferred financing costs of $0.5 million as a result of the repayment in the second quarter of fiscal 2003 of $18 million of our term loan and an increased interest rate as a result of the January 28, 2003 amendment to the credit agreement.

     Income Tax Benefit (Provision). The income tax benefit of $0.1 million and the income tax provision of $4.7 million, respectively, in the third quarter and the nine-month period of fiscal 2003 is based on an effective tax rate of 40.3% for the full fiscal year. The income tax benefit of $0.1 million and the income tax provision of $3.9 million, respectively, in the third quarter and the nine-month period of fiscal 2002 was based on an effective income tax rate of 39.6% for the full fiscal year. The increase in the effective income tax rate in fiscal 2003 compared to fiscal 2002 is largely due to the impact of the State of New Jersey's 2002 income tax legislation.

     Cumulative Effect of An Accounting Change. The Company adopted, as of the beginning of fiscal 2002, EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed. As a result, the Company recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

     Summary of Operations. The net loss was $0.2 million in the third quarters of fiscal 2003 and fiscal 2002. For the nine-month period of fiscal 2003, net earnings were $6.9 million compared to $5.4 million in fiscal 2002. The increase in net earnings in the nine-month period of fiscal 2003 was primarily due to increased operating earnings, partially offset by higher interest expenses and higher income tax provisions.

Liquidity and Capital Resources

     Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	39 Weeks Ended
	November 1, 2003	November 2, 2002
Cash provided by (used for):
Operating activities	$37.9	$54.0
Investing activities	(25.8)	(84.5)
Financing activities	(10.9)	20.1

     The decrease in cash provided by operating activities was primarily due to an increase in cash interest paid as a result of the timing of cash interest payments related to the Senior Subordinated Notes (as defined below) and the derivative settlement related to the termination and settlement of $100 million of our interest rate zero-cost collar as well as an increase in cash used for operating assets and liabilities. The decrease in cash used for investing activities was primarily due to lower property and equipment expenditures, partially offset by proceeds from the disposition of real estate and lower lease financings. The increase in cash used for financing activities was primarily due to the repayment of $120.0 million of our term loan and reduced borrowings under the working capital facility, partially offset by additional borrowings under the Senior Subordinated Notes (as defined below) of $102.5 million.

     Debt Service and Liquidity. We have outstanding $300 million aggregate principal amount of 8¾% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”), which pay cash interest semi-annually on February 1 and August 1. The proceeds from the issuance of $200 million of the Senior Subordinated Notes on January 29, 2002 were used to repay a portion of our outstanding loans under the bank credit facility and to repay in the first quarter of fiscal 2002 $6.4 million of our outstanding industrial revenue bonds. The proceeds from the issuance of the Additional Notes were also used to repay part of our outstanding loans under the bank credit facility. The Senior Subordinated Notes restrict our ability to declare cash dividends on our common stock. We are in compliance with all related covenants as of November 1, 2003.

     On September 19, 2000, we entered into a credit agreement with a group of lenders led by JPMorgan Chase Bank (the “Credit Agreement”). On January 28, 2003, the Company amended its Credit Agreement (the “January Amendment”). Pursuant to this amendment, among other things, the maximum permitted leverage ratio was increased through fiscal 2004, the minimum consolidated interest and rental expense coverage ratio was decreased through 2004, the minimum permitted consolidated EBITDA was decreased through fiscal 2004, and a minimum fixed-charge coverage ratio covenant was added. Additionally, the Company agreed to (i) an increase in the commitment fee on the revolver portion of the Credit Agreement of 25.0 basis points; and (ii) an increase in the applicable interest rates payable on outstanding balances under the Credit Agreement of 50.0 basis points.

     In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to the organizational documents and other matters customarily restricted in such agreements. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. In addition, the Credit Agreement prohibits the payment of cash dividends. We are in compliance with all covenants in the Credit Agreement as of November 1, 2003.

     Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus an applicable margin, subject to decrease, depending on the total debt to consolidated EBITDA ratio. Borrowings under the working capital facility and the term loan bear interest at rates of LIBOR + 3.5% and LIBOR + 4.5%, respectively. We are required to repay a portion of the borrowing under the term loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The working capital facility expires on July 15, 2005. The weighted-average interest rate in effect on all borrowings under the term loan was 7.9% during the first nine months of fiscal 2003. As of November 1, 2003 and December 1, 2003, borrowings under the working capital facility were $28.0 million and $26.0 million, respectively. Letters of credit of $55.3 million and $58.5 million were outstanding as of November 1, 2003 and December 1, 2003, respectively.

     On June 24, 2003, we used the proceeds from the disposition of real estate to repay $18 million of our term loan. On September 19, 2003, we used the proceeds from the issuance of the Additional Notes to repay $102 million of our term loan. Effective as of November 1, 2003, our remaining term loan balance was $96.8 million payable as follows (in millions):

Fiscal Years	Principal Payments

2003	$0.1
2004	0.3
2005	24.2
2006	48.1
2007	24.1

Total	$96.8

     All of the obligations under the Credit Agreement are guaranteed by the Company’s 100% owned subsidiaries, except the Company’s nonguarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leased to Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

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

     Market Risk. Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. As part of our overall strategy to manage the level of exposure to interest rate risk, in July 2001, we entered into a three-year interest rate zero-cost collar. After giving effect to the January Amendment and the termination and settlement of $100 million of the Collar on September 19, 2003, the Collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%, on a notional amount of $50 million of our term loan. Variable rate debt outstanding under our term loan was $96.8 million on November 1, 2003. As of November 1, 2003, the weighted-average interest rate in effect on all borrowings under our term loan, including the impact of the Collar on $50 million of our term loan, was 7.9%. A 1% change in interest rates applied to the $46.8 million balance of floating-rate term loan debt would affect pre-tax annual results of operations by approximately $0.5 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8¾%, and are, therefore, not subject to risk from interest rate fluctuations.

     The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

     Capital Expenditures. Capital expenditures in the third quarter and nine-month period of fiscal 2003, including property acquired under capital leases and technology investments, were $17.6 million and $48.4 million, respectively compared to $23.9 million and $100.3 million, respectively, in the third quarter and nine-month period of fiscal 2002. During the first nine months of fiscal 2003, we opened one new store, closed two stores and renovated eight stores. During the remaining three months of fiscal 2003, we plan to open one new store (a replacement) and renovate eight stores. Capital expenditures for fiscal 2003, including property to be acquired under capital leases and technology investments, are anticipated to be approximately $85 million.

Critical Accounting Policies

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended February 1, 2003 are those that depend most heavily on these judgments and estimates. As of November 1, 2003, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 were effective with the beginning of fiscal 2003. The adoption of SFAS No. 143 did not have an impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

Forward-Looking Information

     This report and the documents incorporated by reference into this report contain both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiates, the ability to borrow funds under our credit facilities, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words “may”, “will”, “believe”, “expect”, “anticipate”, “intend”, “project”, and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results.

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
  unanticipated environmental damages;
  increased competition;
  increased labor costs and/or labor disruptions;
  reliance on third-party suppliers;
  our ability to successfully implement our renovation and expansion strategies; and
  natural disasters.

     For a discussion of these factors, see Item I – Business – Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the year ended February 1, 2003.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

     During the most recent fiscal quarter, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 4, 2003, we furnished a Current Report on Form 8-K to the Securities and Exchange Commission under Item 12 with respect to earnings information for our second quarter and 26 weeks ended August 2, 2003.

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

Date: December 10, 2003