Form 10-K
period 2004-01-31
PATHMARK STORES INC
filed 2004-04-08
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
January 31, 2004	1-5287

Pathmark Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2879612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Milik Street Carteret, New Jersey

07008

(Address of principal executive office)	(Zip Code)

(732) 499-3000
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☒	No	☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☒	No	☐

As of March 15, 2004, 30,071,192 shares of Common Stock were outstanding.  As of August 1, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock was $219,048,958 (based upon the closing price as reported by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers.

Documents incorporated by reference: Part III of this Annual Report on Form 10-K incorporates by reference information to the extent specific sections are referred to herein from the Proxy Statement for its Annual Meeting to be held on June 11, 2004 (the “2004 Proxy Statement”), to be filed within 120 days after the end of the fiscal year ended January 31, 2004.

Forward-Looking Information

This report and the documents incorporated by reference into this report contain both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiatives, the ability to borrow funds under our credit facilities, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations.  The words “anticipate”, “believe”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “project”, “will” and other similar expressions generally identify forward-looking statements.  While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change.  Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results.  Some important factors (but not necessarily all factors) that could negatively affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

•                  changes in business and economic conditions and other adverse conditions in our markets;

•                  unanticipated environmental damages;

•                  increased competition;

•                  increased labor and labor related (e.g., health and welfare and pension) costs and/or labor disruptions;

•                  reliance on third-party suppliers;

•                  our ability to successfully implement our renovation and expansion strategies; and

•                  natural disasters.

For a discussion of these factors, see Item 1 – Business – Factors Affecting Our Business and Prospects.

Part I

Item 1.   Business*

General

Pathmark Stores, Inc. was incorporated in Delaware in 1987 and is the successor by merger to a business established in 1966.  In October 1987, our predecessor companies were acquired in a leveraged buyout pursuant to which substantial indebtedness was incurred.  While our core supermarket operations remained sound following this leveraged buyout, the additional indebtedness and associated interest expense ultimately led us and our then parent companies to file a prepackaged plan of reorganization in the U.S. Bankruptcy Court in Delaware on July 12, 2000.  On September 7, 2000, the Court entered an order confirming our plan of reorganization, which became effective on September 19, 2000, at which time we formally exited Chapter 11.  As part of the plan of reorganization, approximately $1 billion of our subordinated debt was cancelled, with the holders receiving 100% of our common stock.  Our principal executive office is located at 200 Milik Street, Carteret, NJ 07008 (telephone: (732) 499-3000).  Unless the context indicates otherwise, the terms “Company”, “Pathmark”, “we” and “our” as used in this report, mean Pathmark Stores, Inc. and its consolidated subsidiaries.

We are a leading supermarket chain, operating as a single segment, in the densely populated New York – New Jersey and Philadelphia metropolitan areas, operating 143 stores.  We pioneered the development of the large supermarket/drugstore format in the Northeast, opening our first store of this kind in 1977.  Operating in the New York – New Jersey and Philadelphia metropolitan areas for over 36 years, we have successfully developed a leading supermarket franchise with strong brand name recognition and customer loyalty.  We believe we are the largest supermarket chain operating under a single banner in our market area in terms of sales.  We focus our operations on this market area, where we believe we can maintain and build upon our strong market presence and achieve additional operating economies.  All of our stores are located within 100 miles of our corporate office in Carteret, New Jersey and of our company-operated and outsourced distribution facilities.  Proximity of these distribution facilities to our stores assists us in optimizing in-stock conditions and distribution costs.  Our market area includes some of the most densely populated regions of the United States, representing approximately 10% of the U.S. population and encompassing two of the five largest U.S. metropolitan areas by population, namely New York and Philadelphia.  We believe that the high population density in our markets coupled with the geographic concentration of our stores provide substantial opportunities for economies of scale.

Shared Purpose and Shared Values

At Pathmark, our Shared Purpose is to win the respect and loyalty of our customers and the communities we serve by providing a superior shopping experience while striving to be a great place to work. As we strive to achieve our Shared Purpose, the Shared Values below define the way we conduct ourselves consistent with our operating strategy:

•        Customers are number one.

•        We value dedicated, loyal associates.

•        We work as a team.

•        We provide opportunities for our associates to grow.

•        We listen with respect to each other.

•        We are ethical and honest in our dealings with others.

•        We look for better ways of doing things.

•        Our actions reflect a strong sense of social responsibility.

•        Pathmark is in it for the long term.

*  Unless otherwise indicated, all information in Item 1 is given as of January 31, 2004.

Stores

Highly Productive, Modern-Format Store Base.  Our stores are among the most productive in the industry.  During fiscal 2003, we generated sales per store and sales per selling square foot of $28.4 million and $734, respectively, compared to industry averages of approximately $18.8 million and $579, respectively.  Our stores average approximately 52,300 square feet in size and are approximately 19% larger than the average U.S. supermarket.  We design our stores to provide customers with “one-stop” shopping with a wide assortment of foods and general merchandise, as well as a host of additional conveniences, including 130 in-store full-service pharmacies and a wide array of financial services offered by 83 in-store banks.  We are a leading filler of prescriptions among our supermarket competitors in the New York – New Jersey and Philadelphia metropolitan areas and, through our agreements with Fleet Bank and New York Community Bank, we believe we are the leading provider of in-store banking services in our market area.

Below is a summary of the range of our store sizes as of January 31, 2004:

Total Square Feet	Number of Stores
Greater than 60,000	17
50,001 – 60,000	78
40,000 – 50,000	36
Less than 40,000	12
Total	143

Prime Real Estate Locations.  114 of our stores are in the greater New York – New Jersey metropolitan area and 29 of our stores are in the greater Philadelphia metropolitan area.  Our stores are generally well situated in high traffic urban and suburban locations where we have established a loyal customer base and where we believe we are well positioned against new competitive entrants, as our store portfolio would be difficult to replicate.  Given the prime locations of our stores coupled with a format that offers our customers a convenient, “one-stop” shopping experience, our stores are among the most productive in our industry.

Provide Superior Customer Service and Store-Level Execution.  We believe we differentiate ourselves by, among other things, our focus on customer service.  To ensure the implementation of our high customer service standards, we rely on a store evaluation program whereby “mystery shoppers” visit our stores and rate each store on a variety of customer service attributes.  One of our top priorities is to continue our strong execution in the area of food safety, which, through our surveys, we have found to be a top criterion by which customers choose a supermarket.  We intend to continue to develop and improve store-level execution through programs that emphasize proactive, interpersonal communication between store associates and customers.

Reduce Operating Expenses.  We consistently evaluate our business in an effort to reduce operating expenses without affecting our overall objective of providing a high level of customer service.  Currently, we have a number of initiatives in place to accomplish this goal.  For example, our labor initiative is intended to increase associate productivity through the increased use of technology, such as a new labor scheduling system.  We also have a program called “Best Ball,” which is designed to identify the best operating practices in use by certain stores and implement these best practices throughout our chain.  These operating practices include maximizing efficient use of supplies and minimizing workers’ compensation and customer accident claims.

Merchandising

Strong and Differentiated Merchandising.  We believe that our merchandising and marketing programs allow us to differentiate our product and service offering to our customers.  We also believe that our large stores and the experience of our category managers and store operators allow us to respond to the varying product demands of our customers with effective merchandising, which is important given the diverse cultural makeup of the communities in which we operate.  In addition, we offer over 3,500 private label products under the “Pathmark”

name.  Given our leading position in our market area, our high customer count and our established marketing expertise, we are also able to offer vendors significant opportunities to market their products effectively in a desirable market area.  As a result, we believe we are well-positioned to continue to realize purchasing and cooperative marketing benefits from vendors.

Our merchandising strategy is designed to offer a “one-stop” shopping experience that leverages our large store format and strong category management skills to provide a differentiated product and service offering for our customers, while allowing us to merchandise our higher margin products more effectively.  In addition, we believe our focus on perishables, micro merchandising and private label has increased customer loyalty, while providing higher margins and profitability.

Perishables.  We believe that the quality of perishable items, particularly produce, is an important factor for consumers when choosing where to shop.  We continue to focus on produce by utilizing “Produce Pete,” a local television personality who appears on a television show on weekend mornings devoted to tips on shopping for fresh fruits and vegetables, as an integral part of our advertisements.  We also continue to focus on our fresh seafood department which has shown steady growth.  In addition, we have redesigned our bakery departments and modified our offerings to improve profitability by reducing shrink, lowering operating costs and improving the departmental product mix.

Micro Merchandising.  Being located in the New York – New Jersey and Philadelphia metropolitan areas, we serve a highly diverse customer base, very often within the neighborhood of a given store.  We effectively vary our product offerings across our store base in order to satisfy the various food preferences of our diverse customer base.  We believe that our large stores and the experience of our category managers and store operators allow us to respond to the varying product demands of our customers with effective merchandising, which is especially important given the diversity of the communities in which we operate.

Private Label.  We have a large variety of private label products under the “Pathmark” name, which we continuously update.  Over 3,500 Pathmark private label products are currently available, which we believe provide substantial value to our customers and increase overall customer loyalty.

Gross Profit.  We intend to continue to focus on improving our profitability by capitalizing on our large store format, which affords us the flexibility to more effectively merchandise a broad array of products and services, including higher margin products.  An integral part of our merchandising and marketing efforts is to promote increased customer traffic for our stores through our various convenience service departments, such as in-store pharmacies and banks.  Furthermore, we plan to leverage the Pathmark Advantage Card loyalty program, which facilitates more effective category management and offers us the opportunity to more efficiently target sales promotions while strengthening our customer base.  We also intend to increase our focus on, and merchandising for, our private label products.  Gross profit improvement initiatives will also include a focus on inventory control, efficient ordering and shrink reduction.

Store Renovation and Expansion

We continue to renovate and expand our store base.  We believe that keeping our stores fresh and up-to-date is critically important, and our goal is to renovate each store approximately once every five years.  The store renovation program for fiscal 2003 included 16 store renovations.  At the end of fiscal 2003, approximately 85% of our stores were either new or had been renovated over the last five years.  In addition to continually renovating our stores, we intend to further strengthen our position in our market area by selectively increasing our store base.  During fiscal 2004, we plan to open two stores and complete 20 store renovations.  By opening stores in our existing trade area, we believe we can increase our already strong market presence and achieve additional operating economies.

We continuously evaluate our stores for necessary renovations.  A typical store renovation requires a capital expenditure of approximately $1.7 million and generally increases customer traffic and sales, responds to customer demand, competes more effectively against new competitors or updates a particular format to our current prototype.  In certain circumstances, we may decide to replace a store instead of conducting a major renovation due to population shifts, availability of a more attractive site or cost considerations.

We spent $79.3 million on capital expenditures, including property acquired under capital leases and technology investments, in fiscal 2003.  We expect to spend approximately $95 million on capital expenditures in fiscal 2004.

The following table sets forth, for the periods indicated, our store development and renovation activities:

	Fiscal Year
	2003	2002	2001	2000	1999
Stores in operation at beginning of the period	144	141	138	135	132
Opened or acquired during the period	2	7	5	4	3
Closed during the period	(3)	(4)	(2)	(1)	—
Stores in operation at end of the period	143	144	141	138	135
Stores renovated during the period	16	11	34	19	29

Advertising and Promotion

As part of our marketing strategy, we emphasize value through competitive pricing and weekly sales and promotions, supported by extensive advertising.  Our advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers, with an accent on radio and ad flyers distributed in stores.  In fiscal 2003, we shifted our weekly ad from a Sunday start (Saturday end) to begin on Friday (Thursday end).  This move addressed the continuing trend of an increasing number of consumers fulfilling their shopping needs between Friday and Sunday.  This has resulted in better in-stock conditions and more efficient use of our labor resources.  We are the only major supermarket in our market area beginning its weekly ad on Friday, as other supermarkets break their ad on either Saturday or Sunday.

We plan to continue to increase our focus on the Pathmark Advantage Card program to enhance our understanding of customer purchasing patterns and develop targeted sales promotions to our customer base.  In addition, we have a website (www.pathmark.com) which offers promotional discounts and assorted on-line services.

Given our leading position in our trade area, our large customer base and our established marketing expertise, we are able to offer vendors significant opportunities to feature their products effectively in a desirable market area.  As a result, we are well-positioned to continue to realize purchasing and cooperative marketing benefits from our vendors.

Purchasing and Distribution

We have outsourced a major portion of our distribution function and all of our trucking function.  This approach allows us to focus on our customers and stores.  We have a long-term agreement expiring in February 2013 with C&S Wholesale Grocers, Inc. (“C&S”), the nation’s second largest grocery wholesale company in terms of sales, to supply us with substantially all of our products other than general merchandise, pharmacy, health and beauty care and tobacco products.  This agreement may only be terminated for cause or certain events of bankruptcy by either party.  Under our arrangement with C&S, we negotiate prices, discounts and promotions directly with vendors and pay C&S an agreed upon rate per case.

AmeriSource-Bergen Corp., one of the nation’s leading pharmaceutical wholesalers, currently supplies all of our pharmacy products.  In addition, we have an agreement with a third-party trucking company to transport our products from our outsourced and internally operated warehouse and distribution facilities to our stores.  Our general merchandise and health and beauty care products are internally supplied from our 290,000 square foot leased distribution center in Edison, New Jersey.  We believe that our outsourced and internally provided warehouse and distribution facilities contain sufficient capacity for the continued expansion of our store base for the foreseeable future.  All of our stores are within 100 miles of these distribution facilities.

Management Information Systems

We implemented a new financial system in fiscal 2001 which enhanced our operational reporting and analytical tools.  Similarly, our Wide Area Network was upgraded to take advantage of more reliable and faster frame relay technology which improved communications with stores.  In fiscal 2002, we installed the latest point-of-sale technology from International Business Machines Corporation (“IBM”) in all our stores, which improved cashier productivity and customer service.

Additionally, we installed “self-checkout” equipment in 75 stores, which we believe improves our customers’ shopping experience and lowers store-level operating costs.  In fiscal 2003, we commenced a multi-year project to upgrade our current merchandising system, which we believe will maximize SKU level profitability, increase sales and improve in-store merchandising.

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

Seasonality

We are subject to the effects of seasonality as sales have been historically higher in the fourth quarter than in the other quarters due to the holiday season.

Trade Names, Service Marks and Trademarks

We have registered a variety of trade names, service marks and trademarks with the U.S. Patent and Trademark Office, including “Pathmark.”  We consider our Pathmark service marks to be of material importance to our business and actively defend and enforce such service marks.

Regulation

Our business requires us to hold licenses and to register certain of our facilities with state and federal health, drug and alcoholic beverage regulatory agencies.  By virtue of these licenses and registration requirements, we are obliged to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension of our licenses or registrations.  In addition, most of our licenses require periodic renewals.  We have experienced no material difficulties with respect to obtaining or retaining our licenses and registrations.

Pathmark in the Community

We are recognized as a long-standing, important member of the communities which we serve.  This recognition is based upon our associates’ involvement in important community outreach efforts, as well as our support, both financial and in kind, of numerous nonprofit charitable organizations.  These include both large (e.g., American Cancer Society, Children’s Miracle Network and the March of Dimes) and small (e.g., local little leagues, scouts and religious institutions) charities, as well as Community Food Banks throughout our trade area.

Associates

As of January 31, 2004, we employed approximately 26,000 people, of whom approximately 18,000 were employed on a part-time basis.  Approximately 90% of our associates are covered by 14 collective bargaining agreements (typically having four-year terms) negotiated with 12 different local unions.  During fiscal 2004, three contracts, covering approximately 2,500 associates, will expire.  We do not anticipate any difficulty in renegotiating these contracts.  We believe that our relationship with our associates is generally satisfactory.

Available Information

We routinely file reports and other information with the Securities and Exchange Commission (the “SEC”), including Forms 8-K, 10-K, 10-Q and DEF 14A.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of that website is www.sec.gov.

We maintain an internet website on which we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These materials may be accessed by accessing our website at www.pathmark.com and selecting “Investor Relations”.  Paper copies of these documents also may be obtained, free of charge, by writing to us at “Pathmark Stores, Inc., Office of Investor Relations, M-409, 200 Milik Street, Carteret, NJ 07008”.

Factors Affecting Our Business and Prospects

Our industry is intensely competitive and the competition we encounter may have a negative impact on the prices we may charge for our products, our revenues and profitability.  The supermarket business is highly competitive and is characterized by high inventory turnover and narrow profit margins.  Our results of operations are therefore sensitive to, and may be materially adversely impacted by, among other things, competitive pricing, promotional pressures and additional store openings.  We compete with national and regional supermarkets, club stores, drug stores, convenience stores, discount merchandisers and other local retailers in the market areas we serve.  Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service.  Some of these competitors may have greater financial resources, lower merchandise acquisition cost and lower operating expenses than we do, and we may be unable to compete successfully in the future.

We are concentrated in the New York – New Jersey and Philadelphia metropolitan areas.  We are vulnerable to economic downturns in that region, in addition to those that may affect the country as a whole, as well as natural and other catastrophic events that may impact that region.  These events may adversely affect our sales which may lead to lower earnings, or even losses, and may also adversely affect our future growth and expansion.  Further, since we are concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

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

We rely on C&S for supply of a majority of our products.  Pursuant to the terms of a long-term supply agreement, we rely on C&S for supply of substantially all of the products we sell other than direct store deliveries, general merchandise, pharmacy, health and beauty care and tobacco products.  During fiscal 2003, the products supplied from C&S accounted for approximately 60% of all of our supermarket inventory purchases.  Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S may occur in the future.  Any significant interruption in this supply stream, either as a result of disruptions at C&S or if the C&S agreement were terminated for any reason, could have a material adverse effect on our business and results of operations.

We are affected by increasing labor and benefit costs and a competitive labor market and are subject to the risk of unionized labor disruptions.  Our continued success depends on our ability to attract and retain qualified associates.  We compete with other businesses within our markets with respect to attracting and retaining qualified associates.  A shortage of qualified associates may require us to enhance our wage and benefits package in order to compete effectively in the hiring and retention of qualified associates.  Our labor and benefit costs may continue to increase, and such increases may not be recovered.  If we fail to attract and retain qualified associates, to control our labor and benefit costs or to recover increased labor and benefit costs through increased prices, our business and results of operations may be materially adversely affected.  In addition, approximately 90% of our associates are covered by collective bargaining agreements with local labor unions.  Although we do not anticipate any difficulty renegotiating these contracts as they expire, a labor-related work stoppage by these unionized associates could adversely affect our business and results of operations.

We face the risk of being held liable for environmental damages that may occur.  Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites.  Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statues, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that lead to the contamination.  From time to time we have been named as one of many potentially responsible parties at Superfund sites, although our share of liability has typically been de minimis.  We believe we are currently in substantial compliance with applicable environmental requirements.  However, future developments such as more aggressive enforcement policies, new laws or discoveries of unknown conditions may require expenditures that may have a material adverse effect on our business and financial condition.

Item 2.  Properties*

As of January 31, 2004, we operated 143 supermarkets located in New Jersey, New York, Pennsylvania and Delaware as follows:

State	Number of Stores
New Jersey	66
New York	55
Pennsylvania	18
Delaware	4
Total	143

Our 143 supermarkets have total square footage of approximately 7.5 million square feet with an aggregate selling area of approximately 5.5 million square feet.  Fifteen of these stores are owned and the remaining 128 are leased.  These supermarkets are either freestanding stores or are located in shopping centers.  Fifty-one leases will expire through fiscal 2008 and there are options to renew 50 of them.

We lease our corporate headquarters in Carteret, New Jersey in premises totaling approximately 150,000 square feet in size.  Our lease will expire in fiscal 2011.  We have five five-year options remaining on this property.

All of the facilities owned by us are subject to mortgages.  We plan to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale-leaseback or mortgage transactions with respect to owned properties if we believe such transactions are financially advantageous.

We operate a 290,000 square foot leased general merchandise and health and beauty care products distribution center in Edison, New Jersey.  Our lease will expire in fiscal 2009.  We have two five-year options remaining on this property.

Item 3.  Legal Proceedings

We are subject to claims and suits against us in the ordinary cause of our business.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations, financial position or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

*  Unless otherwise indicated, all information in Item 2 is given as of January 31, 2004.

Executive Officers of the Registrant

The following table sets forth the name, age as of March 15, 2004, principal occupation or employment in the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of our executive officers, all of whom are citizens of the United States and serve at the discretion of our Board of Directors.  Our executive officers listed below were elected to office for an indefinite period of time.  No family relationship exists between any executive officer and any other executive officer or director.

Name	Age	Positions and Office	Officer of the Company Since

Eileen R. Scott	50	Chief Executive Officer since October 2002; Executive Vice President, Store Operations from November 2001 until October 2002; Executive Vice President, Marketing and Distribution prior thereto. Ms. Scott joined us in 1969. (1)	1998

Frank G. Vitrano	48	President, Chief Financial Officer and Treasurer since October 2002; Executive Vice President, Chief Financial Officer and Treasurer from January 2000 until October 2002; Senior Vice President, Chief Financial Officer and Treasurer prior thereto. Mr. Vitrano joined us in 1972. (1)	1995

John T. Derderian	45	Executive Vice President, Business Strategy and Marketing since February 2004; Senior Vice President, Sales, Advertising and Market Research from December 1999 until February 2004; Vice President, Sales, Advertising and Market Research prior thereto. Mr. Derderian joined us in 1975.	2004

Robert J. Joyce	58	Executive Vice President, Human Resources since January 2000; Senior Vice President, Administration prior thereto. Mr. Joyce joined us in 1963.	1989

Mark C. Kramer	54	Executive Vice President, Store Operations since February 2004; Senior Vice President, Northern Division from February 2000 until February 2004; Vice President, Operations (Eastern Division) from November 1999 until February 2000; Market Area Vice President prior thereto. Mr. Kramer joined us in 1977.	2004

Herbert A. Whitney	54	Executive Vice President, Marketing and Logistics since November 2001; Senior Vice President, Non-Perishable Merchandising prior thereto. Mr. Whitney joined us in 1966.	2001

Joseph W. Adelhardt	57	Senior Vice President and Controller. Mr. Adelhardt joined us in 1976.	1987

Harvey M. Gutman	58	Senior Vice President, Retail Development. Mr. Gutman joined us in 1976.	1990

Marc A. Strassler	55	Senior Vice President, Secretary and General Counsel. Mr. Strassler joined us in 1974.	1987

(1)  Member of the Board of Directors.

Part II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock.  Common stock and warrants are currently trading on the Nasdaq National Market under the ticker symbols “PTMK” and “PTMKW”, respectively.  The following table represents the high and low closing prices for our common stock for each quarter in the two fiscal years ended January 31, 2004, as reported by the Nasdaq National Market.

	High	Low
Fiscal 2003:
1st quarter	$7.48	$4.53
2nd quarter	8.25	6.72
3rd quarter	9.07	6.26
4th quarter	8.19	6.65

Fiscal 2002:
1st quarter	$24.70	$22.00
2nd quarter	23.22	15.75
3rd quarter	16.26	4.40
4th quarter	5.93	2.98

Holders of Record.  As of March 15, 2004, there were 46 holders of record of our common stock; however, over 99% of the Company’s outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

Dividends.  We paid no cash dividends to our stockholders and do not currently anticipate paying cash dividends during fiscal 2004.  We are prohibited from paying cash dividends to holders of our common stock under terms of our credit agreement dated September 19, 2000 with a group of lenders led by JPMorgan Chase Bank (the “Credit Agreement”).  We are restricted from paying cash dividends to holders of our common stock under the indenture governing our $350 million 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”).

Item 6.   Selected Financial Data

Summary of Historical Consolidated Financial and Other Data

The following table presents selected historical consolidated financial and other data.  The periods prior to our exit from bankruptcy have been designated “Predecessor Company” and the periods subsequent to that date have been designated “Successor Company.”  The statement of operations data for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 and the balance sheet data as of January 31, 2004 and February 1, 2003 are derived from our audited consolidated financial statements included elsewhere in this report.  The statement of operations data for the 20 weeks ended February 3, 2001, the 33 weeks ended September 16, 2000 and the 52 weeks ended January 29, 2000 and the balance sheet data as of February 2, 2002, February 3, 2001 and January 29, 2000 are derived from our audited financial statements not included in this report.

The following table (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report:

	Successor Company (a)				Predecessor Company (a)
	52 Weeks Ended January 31, 2004	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	33 Weeks Ended September 16, 2000	52 Weeks Ended January 29, 2000
Statement of Operations Data:
Sales	$3,991.3	$3,937.7	$3,963.3	$1,493.7	$2,348.2	$3,698.1
Cost of goods sold	(2,852.6)	(2,816.7)	(2,855.6)	(1,072.6)	(1,688.5)	(2,639.4)
Gross profit	1,138.7	1,121.0	1,107.7	421.1	659.7	1,058.7
Selling, general and administrative expenses (b)	(953.9)	(944.4)	(920.4)	(339.3)	(549.7)	(850.3)
Depreciation and amortization	(84.0)	(84.6)	(76.7)	(25.8)	(48.0)	(75.1)
Reorganization income (c)	—	—	—	7.4	359.4	—
Amortization of goodwill (d)	—	—	(265.5)	(98.5)	—	—
Operating earnings (loss)	100.8	92.0	(154.9)	(35.1)	421.4	133.3
Interest expense (e)	(72.5)	(65.1)	(70.9)	(27.7)	(99.1)	(163.1)
Net earnings (loss) before income taxes and cumulative effect of an accounting change	28.3	26.9	(225.8)	(62.8)	322.3	(29.8)
Income tax provision	(11.8)	(13.0)	(16.2)	(14.7)	(46.7)	(2.1)
Net earnings (loss) before cumulative effect of an accounting change	16.5	13.9	(242.0)	(77.5)	275.6	(31.9)
Cumulative effect of an accounting change, net of tax (f)	—	(0.6)	—	—	—	—
Net earnings (loss)	$16.5	$13.3	$(242.0)	$(77.5)	$275.6	$(31.9)
Net earnings (loss) per share – basic (g)
Net earnings (loss) before cumulative effect of an accounting change	$0.55	$0.46	$(8.07)	$(2.58)
Cumulative effect of an accounting change, net of tax	—	(0.02)	—	—
Net earnings (loss) per share – basic	$0.55	$0.44	$(8.07)	$(2.58)
Net earnings (loss) per share – diluted (g)
Net earnings (loss) before cumulative effect of an accounting change	$0.54	$0.46	$(8.07)	$(2.58)
Cumulative effect of an accounting change, net of tax	—	(0.02)	—	—
Net earnings (loss) per share – diluted	$0.54	$0.44	$(8.07)	$(2.58)

See notes on the following pages.

	Successor Company (a)				Predecessor Company (a)
	52 Weeks Ended January 31, 2004	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	33 Weeks Ended September 16, 2000	52 Weeks Ended January 29, 2000

Balance Sheet Data (end of period):
Cash and cash equivalents	$8.9	$11.3	$24.6	$84.6		$16.2
Total assets	1,520.9	1,522.6	1,495.5	1,725.4		843.2
Debt (excluding lease obligations)	428.4	451.7	448.5	452.4		1,343.1
Lease obligations	196.5	201.2	191.1	195.5		198.5
Total debt, including lease obligations	624.9	652.9	639.6	647.9		1,541.6
Exchangeable preferred stock and accrued dividends	—	—	—	—		235.8
Stockholders’ equity (deficiency)	375.0	356.8	344.4	589.0		(1,434.4)
Other Data:
Same-store sales increase (decrease)	1.2%	(1.7)%	2.5%	0.9%	(0.2)%	0.6%
Capital expenditures, including property acquired under capital leases and technology investments	$79.3	$121.1	$130.5	$24.4	$42.5	$87.6

Notes to Summary of Historical Consolidated Financial and Other Data

(a)               We completed our plan of reorganization (the “Plan of Reorganization”) and formally exited Chapter 11 on September 19, 2000 (the “Plan Effective Date”).  Pursuant to our Plan of Reorganization, our direct and indirect parent companies merged with us and we became the surviving entity.  These mergers are being accounted for in the historical financial statements at historical cost in a manner similar to pooling-of-interests accounting.  As a result, we adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”).  In connection with the adoption of Fresh-Start Reporting, a new entity had been deemed created for financial reporting purposes.  The periods presented prior to the Plan Effective Date have been designated “Predecessor Company” and the periods subsequent to the Plan Effective Date have been designated “Successor Company” with September 16, 2000, the Saturday nearest the Plan Effective Date, utilized for the accounting closing date related to the Predecessor Company financial statements.  As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of our Plan of Reorganization, the results of operations and balance sheets of the Successor Company and the Predecessor Company are not comparable.

(b)              Selling, general and administrative expenses in fiscal 2003 are net of a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases and includes a charge of $8.1 million related to our store labor buyout initiative and corporate headcount reduction program, which was commenced and completed during the first six months of fiscal 2003, in order to reduce labor costs.  The aforementioned $8.1 million charge included a $2.0 million charge funded by our qualified pension plan.  Of the $8.1 million charge, $7.3 million is attributable to the cost of a voluntary early retirement program and $0.8 million is attributable to severance and termination benefits.  As of January 31, 2004, $0.7 million of benefits related to the store labor buyout initiative and corporate headcount reduction program remain to be paid out over time.  Fiscal 2002 included a $2.0 million charge related to a store labor buyout program.

(c)               The Successor Company’s reorganization income of $7.4 million for the 20 weeks ended February 3, 2001 represented a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims.  In the 33 weeks ended September 16, 2000, the Predecessor Company’s reorganization income of $359.4 million represented income from the cancellation of debt related to the exchange of bond indebtedness, accrued interest for common stock and warrants in accordance with the Plan of Reorganization and a gain related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases; such income was reduced by the write off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to change, and the cost of employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization.

Reorganization income of $359.4 million in the 33 weeks ended September 16, 2000, previously classified as an extraordinary item, has been reclassified within income from operations to retroactively reflect the adoption on February 2, 2002 of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

(d)              Goodwill of $798.0 million, resulting from Fresh-Start Reporting, was being amortized over three years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill account is no longer being amortized subsequent to fiscal 2001 but rather is being evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We adopted SFAS No. 142 effective with the beginning of fiscal 2002.  Based on an independent evaluation of our fair value completed when SFAS No. 142 was adopted in the first quarter of fiscal 2002, we concluded that there was no impairment of our goodwill.  We performed our annual evaluation of goodwill in the fourth quarters of fiscal 2003 and fiscal 2002, and, based on this independent evaluation, concluded that there was no impairment of our goodwill.

(e)               Interest expense in fiscal 2003 included a derivative settlement charge of $3.7 million related to the termination and settlement of our $150 million interest rate zero-cost collar and the write off of deferred financing costs of $2.1 million as a result of the repayment of $153 million of our term loan primarily from proceeds from the issuance of an additional $150 million ($100 million on September 19, 2003 and $50 million on December 18, 2003) aggregate principal amount of Senior Subordinated Notes.  Interest expense in fiscal 2003 also included the write off of deferred financing costs of $0.5 million as a result of the repayment in the second quarter of fiscal 2003 of $18 million of our term loan.  Interest expense in fiscal 2002 included the reversal of an accrued interest liability of $2.2 million related to the favorable resolution of certain tax issues.  Interest expense in fiscal 2001 included $5.6 million related to the early extinguishment of debt, previously classified as an extraordinary item, to retroactively reflect the adoption on February 2, 2002 of SFAS No. 145.  As a result of our Chapter 11 filing on July 12, 2000, the “Petition Date”, no principal or interest payments were made on or after the Petition Date on our subordinated debt.  Accordingly, no interest expense for such subordinated debt has been accrued on or after the Petition Date.

(f)                 The Company adopted, as of the beginning of fiscal 2002, Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed.  As a result, we recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

(g)              The weighted-average number of shares outstanding – basic were 30.1 million shares for fiscal 2003 and for fiscal 2002 and 30.0 million shares for fiscal 2001 and for the 20 weeks ended February 3, 2001.  The weighted-average number of shares outstanding – diluted were 30.4 million shares for fiscal 2003 and for fiscal 2002 and 30.0 million shares for fiscal 2001 and for the 20 weeks ended February 3, 2001.  For fiscal 2001 and for the 20 weeks ended February 3, 2001, all stock options, warrants and restricted stock were excluded from the computation of weighted-average number of shares outstanding – diluted because their effect would have been anti-diluted.  Data is not presented for the Predecessor Company due to the significant change in our capital structure.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading supermarket chain in the densely populated New York – New Jersey and Philadelphia metropolitan areas, operating 143 supermarkets.  These metropolitan areas contain over 10% of the population in the United States.  All of our supermarkets are located within 100 miles of our corporate headquarters in Carteret, New Jersey and our Company-operated and outsourced distribution facilities.  We design our stores to provide customers with “one-stop” shopping with a wide assortment of foods and general merchandise, as well as additional conveniences, including 130 in-store full-service pharmacies and a wide array of financial services offered by 83 in-store banks.  We are a leading filler of prescriptions among our supermarket competitors in the New York – New Jersey and Philadelphia metropolitan areas and, through our agreements with Fleet Bank and New York Community Bank, we believe we are the leading provider of in-store banking services in our market area.

Our sales are derived from the retail sale of products at our stores. Internally, we look to a variety of indicators to evaluate our sales and gross profit performance, including, among others: comparable store sales; sales per store; sales per selling square foot; percentage of total sales by department; shrink and department margins. In fiscal 2003, we continued to focus on increasing comparable store sales, sales per selling square foot and sales per store through programs focused on greater customer service and better store-level execution and merchandising, as well as a continued focus on our high sanitation standards.

Our operating expenses are primarily incurred from selling, general and administrative costs.  Over 70% of these costs are for labor and labor-related benefits.  Internally, we focus on a variety of indicators to evaluate our expense performance, including, among others: labor costs, including labor hours and hourly labor rates and labor-related costs such as pension and welfare costs, workers’ compensation costs and payroll taxes.  In fiscal 2003, we continued to focus on controlling labor costs through a labor buyout initiative and implementation of a new time and attendance system.  Selling, general and administrative expenses other than labor and labor-related costs include occupancy expenses, supplies and customer accident claims, among others.  In fiscal 2003, we continued to focus on other expense control initiatives through our Best Ball and Focus Store programs in which best operating practices are implemented throughout our chain.

Major initiatives currently in place or implemented during fiscal 2003 include:

•        Our advertising week was changed to begin on Friday resulting in more effective marketing.

•        Store labor buyout initiative and corporate headcount reduction program resulting in reduced labor costs.

•        “Best Ball” program to identify best operating practices and implement these throughout our chain.

•        “Focus Stores” program in which stores identified as having significant upside opportunities are mentored by members of senior management.

•        Mystery shopper program to evaluate and improve customer service.

•        Store-level audits of food safety and sanitation.

•        Investments in technology, including a new time and attendance system, a multi-year upgrade to our merchandising system and the continuing leverage of our existing systems for increased productivity.

•        Debt reduction through effective asset management.

We believe these programs, together with overall operational improvements, resulted in increased sales metrics and improved productivity in fiscal 2003 and will continue to increase sales and improve productivity. These gains were largely offset by increases in pension and welfare costs, a trend we expect to continue.

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, relocations or renovations in accordance with such evaluations. During fiscal 2003, we opened two new stores of which one was a replacement store, closed two stores and renovated 16 stores. During fiscal 2004, we plan to open two stores, close one store and renovate 20 stores.

Fiscal 2003 Compared to Fiscal 2002

The following table sets forth selected consolidated statements of operations data (dollars in millions):

	52 Weeks Ended
	January 31, 2004		February 1, 2003
	Amount	%	Amount	%
Sales	$3,991.3	100.0%	$3,937.7	100.0%
Gross profit	$1,138.7	28.5%	$1,121.0	28.5%
Selling, general and administrative expenses	(953.9)	(23.9)	(944.4)	(24.0)
Depreciation and amortization	(84.0)	(2.1)	(84.6)	(2.2)
Operating earnings	100.8	2.5	92.0	2.3
Interest expense	(72.5)	(1.8)	(65.1)	(1.7)
Earnings before income taxes and cumulative effect of an accounting change	28.3	0.7	26.9	0.6
Income tax provision	(11.8)	(0.3)	(13.0)	(0.3)
Earnings before cumulative effect of an accounting change	16.5	0.4	13.9	0.3
Cumulative effect of an accounting change, net of tax	—	—	(0.6)	—
Net earnings	$16.5	0.4%	$13.3	0.3%

Sales.  The following table sets forth data related to sales for fiscal 2003 and fiscal 2002:

	52 Weeks Ended
	January 31, 2004	February 1, 2003
Total sales increase (decrease)	1.4%	(0.6)%
Same-store sales increase (decrease)	1.2%	(1.7)%
Sales per selling square foot	$734	$724

Sales in fiscal 2003 were $3.99 billion compared to $3.94 billion in fiscal 2002, an increase of 1.4%.  The sales increase in fiscal 2003 was primarily due to higher same-store sales (stores open the entire year in both fiscal 2003 and fiscal 2002, including replacement stores and enlargements) of 1.2% and new stores, partially offset by closed stores.  We believe sales benefited from our successful marketing and operations initiatives, including the change in the start of our weekly ad at the beginning of fiscal 2003.  Sales were also favorably impacted by increased customer shopping preceding several major snowstorms in the first quarter of fiscal 2003.  During fiscal 2003, we opened two stores of which one was a replacement store, closed two stores and renovated 16 stores.  We operated 143 stores and 144 stores at the end of fiscal 2003 and fiscal 2002, respectively.

Gross Profit.  Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates.  Gross profit in fiscal 2003 was $1.14 billion or 28.5% of sales compared to $1.12 billion or 28.5% of sales for fiscal 2002.  The increase in gross profit dollars for fiscal 2003 compared to fiscal 2002 was primarily due to higher sales.

Selling, General and Administrative Expenses (“SG&A”).  SG&A in fiscal 2003 was $953.9 million or 23.9% of sales compared to $944.4 million or 24.0% of sales in fiscal 2002.  SG&A in fiscal 2003 includes higher medical, workers’ compensation and pension expenses, as well as higher snow removal costs in the first quarter of fiscal 2003 and higher occupancy expenses, primarily associated with new stores, partially offset by lower payroll expenses resulting from the store labor buyout and corporate headcount reduction programs implemented in fiscal 2003.  SG&A in fiscal 2003 also included an $8.1 million charge related to the Company’s aforementioned store labor buyout initiative and corporate headcount reduction program during the first and second quarters of fiscal 2003, and is net of a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases.  Fiscal 2002 included a $2.0 million charge related to a labor buyout program.

Depreciation and Amortization.  Depreciation and amortization of $84.0 million in fiscal 2003 was $0.6 million lower than the $84.6 million in fiscal 2002.  The decrease in depreciation and amortization expense in fiscal 2003 compared to fiscal 2002 was primarily due to a decrease in capital expenditures since fiscal 2001.

Operating Earnings.  Operating earnings were $100.8 million, or 2.5% of sales, in fiscal 2003 compared to $92.0 million, or 2.3% of sales, in fiscal 2002.  The increase in operating earnings in fiscal 2003 compared to fiscal 2002 was primarily due to higher gross profit, partially offset by higher SG&A expenses.

Interest Expense.  Interest expense was $72.5 million in fiscal 2003 compared to $65.1 million in fiscal 2002.  The increase in interest expense in fiscal 2003 compared to fiscal 2002 was primarily due to a derivative settlement charge of $3.7 million related to the termination and settlement of our $150 million interest rate zero-cost collar, the write off of deferred financing costs of $2.1 million as a result of the repayment of $153 million of our term loan primarily from proceeds from the issuance of an additional $150 million ($100 million on September 19, 2003 and $50 million on December 18, 2003) aggregate principal amount of Senior Subordinated Notes.  Interest expense in fiscal 2003 also included the write off of deferred financing costs of $0.5 million as a result of the repayment in the second quarter of fiscal 2003 of $18 million of our term loan and an increased interest rate as a result of the January 28, 2003 amendment to our Credit Agreement.  Fiscal 2002 included the reversal of an accrued interest liability of $2.2 million related to the favorable resolution of certain tax issues.

Income Tax Provision.  The income tax provision of $11.8 million in fiscal 2003 was based on an effective tax rate of 41.6% and the income tax provision of $13.0 million in fiscal 2002 was based on an effective income tax rate of 39.6%.  During fiscal 2003, we made income tax payments of $6.1 million.  During fiscal 2002, we made income tax payments of $4.1 million and received income tax refunds of $2.6 million.  Refer to Note 17 of the consolidated financial statements for information related to our income taxes.

Cumulative Effect of an Accounting Change.  We adopted, as of the beginning of fiscal 2002, EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.  In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed.  As a result, we recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

Summary of Operations.  Net earnings in fiscal 2003 were $16.5 million compared to $13.3 million in fiscal 2002.  The increase in net earnings in fiscal 2003 compared to fiscal 2002 was primarily due to increased operating earnings, partially offset by higher interest expense.

Fiscal 2002 Compared to Fiscal 2001

The following table sets forth selected consolidated statements of operations data (dollars in millions):

	52 Weeks Ended
	February 1, 2003		February 2, 2002
	Amount	%	Amount	%
Sales	$3,937.7	100.0%	$3,963.3	100.0%
Gross profit	$1,121.0	28.5%	$1,107.7	27.9%
Selling, general and administrative expenses	(944.4)	(24.0)	(920.4)	(23.2)
Depreciation and amortization	(84.6)	(2.2)	(76.7)	(1.9)
Amortization of goodwill	—	—	(265.5)	(6.7)
Operating earnings (loss)	92.0	2.3	(154.9)	(3.9)
Interest expense	(65.1)	(1.7)	(70.9)	(1.8)
Earnings (loss) before income taxes and cumulative effect of an accounting change	26.9	0.6	(225.8)	(5.7)
Income tax provision	(13.0)	(0.3)	(16.2)	(0.4)
Earnings (loss) before cumulative effect of an accounting change	13.9	0.3	(242.0)	(6.1)
Cumulative effect of an accounting change, net of tax	(0.6)	—	—	—
Net earnings (loss)	$13.3	0.3%	$(242.0)	(6.1)%

Sales.  Sales in fiscal 2002 were $3.94 billion compared to $3.96 billion in fiscal 2001, a decrease of 0.6%.  The sales decrease in fiscal 2002 was primarily due to lower same-store sales (stores opened the entire year in both fiscal 2002 and fiscal 2001, including replacement stores and enlargements) of 1.7% and closed stores, partially offset by new store sales.  We believe sales were negatively impacted by weak economic conditions and declining consumer confidence in our region and its resultant effect on consumer spending.  These same conditions resulted in increased promotional activity within our marketplace.  During fiscal 2002, we opened seven stores (including one former Grand Union store we purchased in fiscal 2001) of which three were replacement stores, closed one store and renovated 11 stores.  We operated 144 and 141 stores at the end of fiscal 2002 and fiscal 2001, respectively.

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

SG&A.  SG&A in fiscal 2002 increased $24.0 million or 2.6% compared to fiscal 2001.  This increase in SG&A was primarily due to the impact of EITF Issue No. 02-16, in which payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of SG&A, were reclassified as a reduction of cost of goods sold.  Excluding this reclassification, SG&A increased $6.3 million in fiscal 2002 compared to fiscal 2001 due to higher store costs related to labor, union health and welfare contributions and rent, partially offset by lower administrative expenses and favorable customer accident claims expense.

Depreciation and Amortization.  Depreciation and amortization of $84.6 million in fiscal 2002 was $7.9 million higher than the $76.7 million in fiscal 2001.  The increase in depreciation and amortization expense in fiscal 2002 compared to fiscal 2001 was primarily due to the impact of our stepped-up capital program and technology initiatives.

Amortization of Goodwill.  The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002.  With the adoption of SFAS No. 142, goodwill is no longer being amortized but rather is being evaluated for impairment at least annually.  Amortization of goodwill was $265.5 million in fiscal 2001.  Based on an independent evaluation of its fair value completed when SFAS No. 142 was adopted in the first quarter of fiscal 2002, the Company concluded that there was no impairment of its goodwill.  The Company performed its annual evaluation of its goodwill in the fourth quarter of fiscal 2002, and, based on this independent evaluation of its fair value, concluded that there was no impairment of its goodwill.

Operating Earnings (Loss).  Operating earnings were $92.0 million in fiscal 2002 compared to an operating loss of $154.9 million in fiscal 2001.  The increase in operating earnings in fiscal 2002 compared to an operating loss in fiscal 2001 was primarily due to the elimination of goodwill amortization in fiscal 2002 compared to the amortization of goodwill of $265.5 million in fiscal 2001.

Interest Expense.  Interest expense was $65.1 million in fiscal 2002 compared to $70.9 million in fiscal 2001.  Fiscal 2002 included the reversal of an accrued interest liability of $2.2 million related to the favorable resolution of certain tax issues.  Interest expense in fiscal 2001 included $5.6 million related to the early extinguishment of debt, previously classified as an extraordinary item, to retroactively reflect the adoption on February 2, 2002 of SFAS No. 145.  Excluding the reversal of the accrued interest liability in fiscal 2002 and the early extinguishment of debt in fiscal 2001, the increase in interest expense in fiscal 2002 compared to fiscal 2001 was primarily due to higher borrowings.

Income Tax Provision.  The income tax provision was $13.0 million and $16.2 million in fiscal 2002 and fiscal 2001, respectively.  During fiscal 2002, we made income tax payments of $4.1 million and received income tax refunds of $2.6 million.  During fiscal 2001, we made income tax payments of $1.0 million.  Refer to Note 17 of the consolidated financial statements for information related to our income taxes.

Cumulative Effect of an Accounting Change.  The Company adopted, as of the beginning of fiscal 2002, EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.  In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed.  As a result, we recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

Summary of Operations.  Net earnings in fiscal 2002 were $13.3 million compared to a net loss of $242.0 million in fiscal 2001.  The increase in net earnings in fiscal 2002 compared to a net loss in fiscal 2001 was primarily due to lower operating earnings.

Liquidity and Capital Resources

Cash Flows.  The following table sets forth certain consolidated statements of cash flow data (in millions):

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Cash provided by (used for):
Operating activities	$90.8	$92.0	$82.6
Investing activities	(51.5)	(105.3)	(116.5)
Financing activities	(41.7)	—	(26.1)

The decrease in cash provided by operating activities in fiscal 2003 compared to fiscal 2002 was primarily due to an increase in cash interest resulting from the derivative settlement charge related to the termination and settlement of our $150 million interest rate zero-cost collar, partially offset by higher net earnings and less cash used for operating assets and liabilities.  The increase in cash provided by operating activities in fiscal 2002 compared to fiscal 2001 was primarily due to a reduction in cash interest paid as a result of the timing of cash interest payments related to the Senior Subordinated Notes.  The decrease in cash used for investing activities in fiscal 2003 compared to fiscal 2002 was primarily due to lower property and equipment expenditures, partially offset by proceeds of $17.3 million from the disposition of real estate and lower lease financings.  The decrease in cash used for investing activities in fiscal 2002 compared to fiscal 2001 was primarily due to a decrease in property and equipment expenditures.  The increase in cash used for financing activities in fiscal 2003 compared to fiscal 2002 was primarily due to the repayment of $171.5 million of our term loan and reduced borrowings under the working capital facility, partially offset by additional borrowings under the Senior Subordinated Notes of $153.9 million.  The change in financing activities in fiscal 2002 compared to fiscal 2001 was primarily due to borrowings under lease financings and the working capital facility under the Credit Agreement (the “Working Capital Facility”) in fiscal 2002.

Debt Service and Liquidity.  On January 29, 2002, September 19, 2003 and December 18, 2003 we issued $200 million, $100 million and $50 million, respectively, aggregate principal amount of Senior Subordinated Notes, which pay cash interest on a semi-annual basis (August 1 and February 1).  The proceeds from the issuances of the Senior Subordinated Notes were used to repay a portion of our outstanding term loan (the “Term Loan”) B under the Credit Agreement and to repay in the first quarter of fiscal 2002 $6.4 million of our outstanding industrial revenue bonds.  The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants.  The Senior Subordinated Notes restrict our ability to declare cash dividends on our common stock.  We are in compliance with all Senior Subordinated Notes covenants as of January 31, 2004.

The Credit Agreement initially consisted of (a) Term Loans in an aggregate principal amount of $425 million (consisting of $125 million in Term Loan A and $300 million in Term Loan B) and (b) a $175 million revolving working capital facility (including a maximum of $125 million in letters of credit).  After giving effect to the prepayment of indebtedness with the proceeds of the offerings of the Senior Subordinated Notes, Term Loan A has been paid in full and Term Loan B has a balance of $45.8 million.  On January 28, 2003, the Company amended its Credit Agreement (the “January Amendment”).  Pursuant to this amendment, among other things, the maximum permitted leverage ratio was increased through fiscal 2004, the minimum consolidated interest and rental expense coverage ratio was decreased through fiscal 2004, the minimum permitted consolidated EBITDA was decreased through fiscal 2004, and a minimum fixed-charge coverage ratio covenant was added.  Additionally, the Company agreed to (i) an increase in the commitment fee on the Working Capital Facility of 25 basis points; and (ii) an increase in the applicable interest rates payable on outstanding balances under the Credit Agreement of 50 basis points.

In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements.  The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control.  In addition, the Credit Agreement prohibits the payment of cash dividends.  We are in compliance with all covenants in the Credit Agreement as of January 31, 2004.

Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus an applicable margin, subject to decrease, depending on the total debt to consolidated EBITDA ratio.  Borrowings under the Working Capital Facility and Term Loan B bear interest at rates of LIBOR + 3.5% and LIBOR + 4.5%, respectively.  We are required to repay a portion of the borrowing under Term Loan B each year, so as to retire such indebtedness in its entirety by July 15, 2007.  The Working Capital Facility expires on July 15, 2005.  The weighted-average interest rate in effect on all borrowings under Term Loan B was 7.5% during fiscal 2003.  As of January 31, 2004, borrowings under the Working Capital Facility were $4.5 million and outstanding letters of credit were $58.4 million.

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

Contractual Obligations and Commitments.  We enter into a variety of legally binding obligations and commitments in the normal course of our business.  The table below presents our long-term contractual obligations and commitments that represent known future cash payments that we will be required to make under existing contractual arrangements.  Some amounts are based on management’s estimates and assumptions and amounts actually paid may vary from those reflected below.  The following table presents contractual obligations as of January 31, 2004 (in millions):

	Payments Due by Fiscal Years
	Total	2004	2005 and 2006	2007 and 2008	Thereafter
Debt obligations (1)	$428.4	$7.1	$36.5	$32.5	$352.3
Capital lease obligations (1)	196.5	17.6	23.4	16.3	139.2
Operating lease obligations (2)	520.2	54.0	98.1	84.4	283.7
Purchase obligations (3)	725.0	85.7	140.6	141.5	357.2
Other liabilities (4)	146.7	23.2	27.6	16.5	79.4
Total	$2,016.8	$187.6	$326.2	$291.2	$1,211.8

(1)               Debt and capital lease obligations include principal payments only.

(2)     Operating lease obligations, net of sublease income of $49.0 million, are approximately $471.2 million.

(3)               In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business.  This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products.  These supply contracts typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations.  Our obligation related to these contracts is typically limited to return of unearned allowances and therefore no amounts have been included above.  Purchase obligations shown above relate to the outsourcing of a major portion of our distribution, trucking and information systems functions through long-term agreements, as noted below.

•                       We have a supply agreement with C&S, expiring in fiscal 2013, pursuant to which C&S supplies substantially all of our grocery, frozen and perishable merchandise requirements.  Under our arrangement with C&S, we negotiate prices, discounts and promotions with vendors.  We pay C&S a per case upcharge, and have annual minimum case commitments.  The table above reflects this minimum upcharge.  During fiscal 2003, the products supplied from C&S accounted for approximately 60% of all of our supermarket inventory purchases.  This agreement may only be terminated for cause or certain events of bankruptcy by either party.

•                       In April 2001, we entered into a five-year outsourcing agreement with IBM to continue to provide a wide range of information systems services, which commenced in 1991.  Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency.  The charges under this agreement are based upon the services requested at predetermined rates.  Amounts above include the specified termination charge if we were to terminate the agreement.

•                       We also have an agreement, expiring in fiscal 2013, with a local trucking company to provide us with trucking services.  Under this arrangement, there is an annual fixed fee in addition to transportation charges.  The fixed fee is reflected in the table above.  We may terminate this agreement with a payment of a specified termination charge.

(4)               Other liabilities include estimated self-insured obligations, estimated unfunded pension liabilities, and estimated post-retirement and post-employment obligations.

We had outstanding letters of credit of $58.4 million as of January 31, 2004, of which $56.4 million were standby letters of credit covering primarily self-insured or performance obligations. The remaining $2.0 million were commercial letters of credit supporting purchases of imported products.

Guarantees  In the normal course of business, we have assigned to third parties various leases related to former businesses that we sold as well as former operating Pathmark supermarkets (the “Assigned Leases”).  When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations.  As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation.  As of January 31, 2004, 67 Assigned Leases remain in place.  Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, management estimates our maximum potential obligation with respect to the Assigned Leases to be approximately $106 million, which could be partially or totally offset by reassigning or subletting such leases.  We have recognized a liability on our consolidated balance sheet as of January 31, 2004 of approximately $2.8 million, which represents certain guarantees attributable to our secondary liability in connection with Assigned Leases assigned after December 31, 2002.

Capital Expenditures.  Capital expenditures, including property acquired under capital leases and technology investments, were $79.3 million for fiscal 2003 compared to $121.1 million for fiscal 2002 and $130.5 million for fiscal 2001.  Capital expenditures included $20.7 million and $36.5 million in technology spending in fiscal 2003 and fiscal 2002, respectively.  During fiscal 2003, we opened two stores of which one was a replacement store, closed two stores and renovated 16 stores.  During fiscal 2002, we opened seven stores (including one former Grand Union store we purchased in fiscal 2001) of which three were replacement stores, closed one store and renovated 11 stores.  In fiscal 2004, our capital expenditure plan is to invest approximately $95 million in new stores, major store renovations and technology investments.  During fiscal 2004, we plan to open two stores, close one store and complete 20 store renovations.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions.  The following accounting policies are considered critical because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

Impairment of Long-Lived Assets.  It is our accounting policy to assess the carrying value of our long-lived assets for possible impairment based on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows.  We estimated future cash flows based on economic and business assumptions and have concluded that there is no impairment of such assets at January 31, 2004.  However, our estimates project cash flow several years into the future and could be affected by variable factors such as inflation and economic conditions.

Impairment of Goodwill.  We adopted SFAS No. 142 effective with the beginning of fiscal 2002.  With the adoption of SFAS No. 142, goodwill is no longer being amortized but rather is being evaluated for impairment at least annually.  Based on an independent evaluation of its fair value completed when SFAS No. 142 was adopted in the first quarter of fiscal 2002, we concluded that there was no impairment of our goodwill.  We performed the annual evaluation of our goodwill in the fourth quarters of fiscal 2003 and fiscal 2002, and, based on this independent evaluation of fair value, concluded that there was no impairment of our goodwill.  Since such impairment evaluation is based on economic and business assumptions, the goodwill impairment evaluation in the future could be affected by changes in these business and economic conditions, changes in consumer spending, the competitive environment in which we operate and other risks detailed elsewhere in this report.

Pension Plans.  Pension income for all our pension plans was $4.3 million, $9.0 million and $8.8 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively, and was calculated based upon a number of actuarial assumptions.  The expected return on assets of our qualified pension plan (the “Qualified Plan”) represents the weighted-average of expected returns for each asset category, which have been developed using information from a number of third-party consultants and long-term historical data on returns for different asset categories and inflation.  We also considered the Qualified Plan’s historical 10-year and 20-year compounded returns of 12.2% and 13.3%, respectively, which have exceeded broad market returns over comparable periods, indicating a significant premium has been gained through active management of plan assets.  Based on these factors and the asset allocation discussed below, we elected to use a 9.0% expected return on plan assets in determining pension income for fiscal 2003.  This represents a 0.5% decrease from the expected returns on plan assets used in determining pension income for fiscal 2002 and fiscal 2001.  Both assumptions were net of expected plan expenses payable from the trust fund, which are less than 0.5% of plan assets.

The expected long-term rate of return on our Qualified Plan assets is based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return of 10.5%, and 30% with fixed income managers, with an expected long-term rate of return of 5.5%.  Because of market fluctuation, our actual asset allocation as of December 31, 2003 was 72% with equity managers and 28% with fixed income managers. We believe, however, that our long-term asset allocation on average will approximate 70% with equity managers and 30% with fixed income managers.  We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.  An additional 0.5% reduction in our expected long-term rate of return on Qualified Plan assets, holding all other factors constant, would have reduced our pension income during fiscal 2003 by approximately $1.2 million.

We base our determination of pension expense or income, in part, on a market-related valuation of assets that reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets.  As of January 31, 2004, we had cumulative net actuarial losses of approximately $0.4 million, due to the differences between expected and actual return on plan assets, which remain to be recognized in the calculation of the market-related value of assets.  These unrecognized net actuarial losses result in decreases in our future pension income depending on several factors, including future asset gains and losses and whether such gains and losses, as recognized at each measurement date, together with other actuarial experience recognized, exceed the corridor in which gains and losses are not amortized, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.

The discount rate that we use for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency at the end of the calendar year.  The discount rate determined on this basis has decreased from 6.5% as of February 1, 2003 to 6.0% as of January 31, 2004.  Pension income is sensitive to the discount rate and salary increase assumptions used.  A 0.25% decrease in the discount rate and salary increase assumptions used would have decreased pension income during fiscal 2003 by approximately $0.2 million.

Based on an expected return on plan assets assumption of 9.0%, a discount rate of 6.0% and our various other relevant current assumptions, we estimate that our pension income for all pension plans combined will approximate $4.1 million for fiscal 2004, $4.1 million for fiscal 2005 and $6.5 million for fiscal 2006.  Actual pension income in the future will depend on future investment performance, changes in discount rates and various other factors related to the populations participating in our pension plans.

The value of our Qualified Plan assets has increased from $218.4 million at December 31, 2002 to $250.7 million at December 31, 2003.  The investment performance returns have increased the overfunded status of our Qualified Plan, net of benefit obligations, from $56.8 million at December 31, 2002 to $79.6 million at December 31, 2003.  We believe that, based on our actuarial assumptions and due to the overfunded status of our Qualified Plan, we will not be required to make any cash contributions to our Qualified Plan for at least the next three years.

Self-Insured Claims Liabilities and Postemployment Benefits.  We are self insured for claims relating to customer, associate and vehicle accidents, as well as certain associate medical and disability benefits, and we maintain third-party excess insurance coverage for such claims.  It is our accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported discounted at a risk-free interest rate.  All claims and their related liabilities are reviewed and monitored on an ongoing basis.  Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns.  At January 31, 2004, liabilities for self-insured claims and benefits were $62.2 million and for postemployment benefits were $5.8 million.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset.  The provisions of this statement were effective with the beginning of fiscal 2003.  The adoption of SFAS No. 143 did not have an impact on our financial position or results of operations.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” was issued.  This interpretation requires initial measurement and recognition, on a prospective basis only, to guarantees issued or modified after December 31, 2002.  Additionally, certain disclosure requirements became effective for financial statements ending after December 15, 2002.  The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued.  This interpretation requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  The provisions of this interpretation are effective for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to February 1, 2003, the provisions of this interpretation were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  However, in December 2003 the FASB published a revision to this interpretation (hereafter referred to as (“FIN No. 46R”)) to clarify some of the provisions of this interpretation and to exempt certain entities from its requirements.  Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities.  These rules are effective for financial statements for periods ending after March 15, 2004.  The adoption of FIN No. 46R is not expected to have any impact on our financial statements, as we do not have any variable interest entities.

In January 2003, the EITF reached a consensus on EITF No. 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition.”  This issue states that if an additional investment, in whole or in part, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses.  Whether the investment represents the funding of prior losses, however, depends on the facts and circumstances.  The guidance in this issue is applied to additional investments in equity-method investees made subsequent to February 5, 2003, and previously suspended cumulative losses existing at the time of that investment.  The adoption of EITF No. 02-18 did not have any effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on our financial position or results of operations.

In November 2003, the EITF reached a consensus on EITF No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.”  This issue addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons.  The adoption of EITF No. 03-10 did not have any effect on our financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefit, an amendment of SFAS No. 87, 88 and 106.”  This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  It requires additional disclosures to those in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces, about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  Effective with fiscal 2003 year-end reporting, the required information should be provided separately for pension plans and for other postretirement benefit plans.  The adoption of SFAS No. 132 (revised 2003) did not have an impact on our financial position or results of operations.

In January 2004, the FASB issued SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”).  The Prescription Drug Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  This statement does not provide specific guidance as to whether a sponsor should recognize the effects of the Prescription Drug Act in its financial statements.  The Prescription Drug Act introduces two new features to Medicare that must be considered when measuring accumulated postretirement benefit costs.  The new features include a subsidy to the plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and an opportunity for a retiree to obtain a prescription drug benefit under Medicare.  We have elected to defer adoption of this statement due to the lack of specific guidance.  Therefore, the net postretirement benefit costs disclosed in the our financial statements do not reflect the impact of the Prescription Drug Act on the plan.  The deferral will continue to apply until specific authoritative accounting guidance for the federal subsidy is issued.  Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in the Company’s financial statements to change.  We are currently investigating the impact of SFAS No. 106-1’s initial recognition, measurement and disclosure provisions on our financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates.  As part of our overall strategy to manage the level of exposure to interest rate risk associated with Term Loan B, in July 2001 we entered into a three-year interest rate zero-cost collar (the “Collar”) with a notional amount of $150 million.  The Collar was terminated after Term Loan B repayments of $102 million and $51 million were made with proceeds from the September 19, 2003 and December 18, 2003 Senior Subordinated Notes offerings, respectively.  Variable rate debt outstanding under our Term Loan was $45.8 million on January 31, 2004.  As of January 31, 2004, the interest rate in effect on all borrowings under our Term Loan B was 5.6%.  A 1% change in interest rates applied to the $45.8 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.5 million.  Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs.  As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 8.   Consolidated Financial Statements

Pathmark Stores, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002

Sales	$3,991.3	$3,937.7	$3,963.3
Cost of goods sold	(2,852.6)	(2,816.7)	(2,855.6)
Gross profit	1,138.7	1,121.0	1,107.7
Selling, general and administrative expenses	(953.9)	(944.4)	(920.4)
Depreciation and amortization	(84.0)	(84.6)	(76.7)
Amortization of goodwill	—	—	(265.5)
Operating earnings (loss)	100.8	92.0	(154.9)
Interest expense	(72.5)	(65.1)	(70.9)
Earnings (loss) before income taxes and cumulative effect of an accounting change	28.3	26.9	(225.8)
Income tax provision	(11.8)	(13.0)	(16.2)
Earnings (loss) before cumulative effect of an accounting change	16.5	13.9	(242.0)
Cumulative effect of an accounting change, net of tax	—	(0.6)	—
Net earnings (loss)	$16.5	$13.3	$(242.0)
Weighted-average number of shares outstanding - basic	30.1	30.1	30.0
Weighted-average number of shares outstanding - diluted	30.4	30.4	30.0
Net earnings (loss) per share – basic
Earnings (loss) before cumulative effect of an accounting change	$0.55	$0.46	$(8.07)
Cumulative effect of an accounting change, net of tax	—	(0.02)	—
Net earnings (loss) per share – basic	$0.55	$0.44	$(8.07)
Net earnings (loss) per share – diluted
Earnings (loss) before cumulative effect of an accounting change	$0.54	$0.46	$(8.07)
Cumulative effect of an accounting change, net of tax	—	(0.02)	—
Net earnings (loss) per share – diluted	$0.54	$0.44	$(8.07)

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	January 31, 2004	February 1, 2003

ASSETS
Current Assets
Cash	$8.9	$11.3
Accounts receivable, net	21.2	21.8
Merchandise inventories	185.8	184.1
Due from suppliers	81.3	77.8
Other current assets	33.4	32.2
Total current assets	330.6	327.2
Property and equipment, net	584.5	604.5
Goodwill	434.0	434.0
Other noncurrent assets	171.8	156.9
Total assets	$1,520.9	$1,522.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87.2	$92.2
Current maturities of debt	7.1	12.3
Current portion of lease obligations	17.6	18.3
Accrued expenses and other current liabilities	148.2	144.5
Total current liabilities	260.1	267.3
Long-term debt	421.3	439.4
Long-term lease obligations	178.9	182.9
Deferred income taxes	93.6	89.3
Other noncurrent liabilities	192.0	186.9
Total liabilities	1,145.9	1,165.8
Stockholders’ equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, $0.01 par value	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares at January 31, 2004 and February 1, 2003
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(289.7)	(306.2)
Accumulated other comprehensive loss	(2.8)	(4.5)
Treasury stock, at cost: 28,318 shares at January 31, 2004 and February 1, 2003	(0.7)	(0.7)
Total stockholders’ equity	375.0	356.8
Total liabilities and stockholders’ equity	$1,520.9	$1,522.6

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Statements of Cash Flows

(in millions)

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002

Operating Activities
Net earnings (loss)	$16.5	$13.3	$(242.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	83.9	84.6	76.7
Amortization and write off of deferred financing costs	4.8	1.8	2.3
Amortization of goodwill	—	—	265.5
Gain on sale of real estate	(13.7)	—	—
Deferred income tax provision	7.6	6.0	14.1
Tax benefit related to stock-based compensation	—	1.1	—
Cumulative effect of an accounting change	—	0.6	—
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	0.6	0.1	(3.4)
Merchandise inventories	(1.7)	1.6	(9.5)
Due from suppliers	(3.5)	(8.6)	(10.7)
Other current assets	(1.2)	3.8	(7.9)
Noncurrent assets	(6.5)	(11.3)	(10.5)
Accounts payable	(5.0)	(2.0)	14.7
Accrued interest	4.8	6.1	(4.1)
Other accrued expenses and other current liabilities	(1.1)	(5.6)	0.5
Noncurrent liabilities	5.3	0.5	(3.1)
Cash provided by operating activities	90.8	92.0	82.6
Investing Activities
Capital expenditures	(68.8)	(92.6)	(116.5)
Proceeds from sales of real estate	17.3	—	—
Lease financings	—	(12.7)	—
Cash used for investing activities	(51.5)	(105.3)	(116.5)
Financing Activities
Repayments of the term loan	(171.5)	(0.7)	(203.4)
Borrowings under the senior subordinated notes	153.9	—	200.0
Repayments of capital lease obligations	(19.1)	(14.0)	(14.8)
Borrowings (repayments) under the working capital facility, net	(5.5)	10.0	—
Repayments of other debt	(3.6)	(9.1)	(1.2)
Borrowings under other debt	3.4	3.0	0.7
Proceeds from lease financings	1.8	12.7	—
Deferred financing costs	(1.1)	(2.2)	(6.2)
Proceeds from exercise of stock options	—	0.3	—
Purchase of treasury stock	—	—	(1.2)
Cash used for financing activities	(41.7)	—	(26.1)
Decrease in cash and cash equivalents	(2.4)	(13.3)	(60.0)
Cash and cash equivalents at beginning of period	11.3	24.6	84.6
Cash and cash equivalents at end of period	$8.9	$11.3	$24.6
Supplemental Disclosures of Cash Flow Information
Interest paid	$63.3	$57.3	$69.3
Income taxes paid	$6.1	$4.1	$1.0
Noncash Investing and Financing Activities
Capital lease obligations incurred	$10.5	$15.8	$14.0

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Statements of Stockholders’ Equity

(in millions)

	Preferred Stock	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Unamortized Value of Restricted Common Stock	Total Stockholders’ Equity
Balance, February 3, 2001	$—	$0.3	$60.0	$607.0	$(77.5)	$—	$—	$(0.8)	$589.0
Net loss	—	—	—	—	(242.0)	—	—	—	(242.0)
Unrealized loss on cash-flow hedge, net of tax	—	—	—	—	—	(2.2)	—	—	(2.2)
Total comprehensive loss	—	—	—	—	(242.0)	(2.2)	—	—	(244.2)
Purchase of treasury stock	—	—	—	—	—	—	(1.2)	—	(1.2)
Amortization of restricted common stock	—	—	—	—	—	—	—	0.8	0.8
Balance, February 2, 2002	—	0.3	60.0	607.0	(319.5)	(2.2)	(1.2)	—	344.4
Net earnings	—	—	—	—	13.3	—	—	—	13.3
Unrealized loss on cash-flow hedge, net of tax	—	—	—	—	—	(1.5)	—	—	(1.5)
Minimum pension liability, net of tax	—	—	—	—	—	(0.8)	—	—	(0.8)
Total comprehensive loss	—	—	—	—	13.3	(2.3)	—	—	11.0
Exercise of stock options	—	—	—	(0.2)	—	—	0.5	—	0.3
Tax benefit related to stock-based compensation	—	—	—	1.1	—	—	—	—	1.1
Balance, February 1, 2003	—	0.3	60.0	607.9	(306.2)	(4.5)	(0.7)	—	356.8
Net earnings	—	—	—	—	16.5	—	—	—	16.5
Settlement and termination of cash-flow hedge, net of tax	—	—	—	—	—	3.7	—	—	3.7
Minimum pension liability, net of tax	—	—	—	—	—	(2.0)	—	—	(2.0)
Total comprehensive loss	—	—	—	—	16.5	1.7	—	—	18.2
Balance, January 31, 2004	$—	$0.3	$60.0	$607.9	$(289.7)	$(2.8)	$(0.7)	$	$375.0

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statement

Note 1.   Significant Accounting Policies

Business.  Pathmark Stores, Inc. (the “Company” or “Pathmark”) operated 143 supermarkets as of January 31, 2004, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned.  All intercompany transactions have been eliminated in consolidation.  As of January 31, 2004, the Company owned 33 1/3% of the common stock of Restoration Supermarket Corporation (“RSC”) and Community Supermarket Corporation (“CSC”) with the remaining 66 2/3% of RSC and CSC being owned, in each case, by an unrelated party.  RSC and CSC are each tenants under a lease for a supermarket, in Brooklyn, NY and Newark, NJ, respectively.  Both RSC and CSC had retained the Company to manage its respective supermarket facility for a management fee.  Each supermarket is operated under the Pathmark name pursuant to a license.  The Company also owns a 50% interest in a joint venture which owns real property and has leased a supermarket to the Company.  All of the above investments, which are not material to the Company’s consolidated financial statements, are accounted for under the equity method.  No debt incurred by any of these entities is recourse to the Company as of January 31, 2004.  On February 20, 2004, the Company purchased from the other stockholder the remaining 66 2/3% of the common stock of CSC and as a result owns 100% of CSC.

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

Reclassifications.  We retroactively adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on February 2, 2002.  As such, early extinguishment of debt expense in fiscal 2001, previously classified as extraordinary, was reclassified within the consolidated statements of operations as interest expense.

Fiscal Year.  The Company’s fiscal year, which ends on the Saturday nearest to January 31 of the following calendar year.  The Company’s fiscal 2003 consisted of 52-week period ended January 31, 2004, fiscal 2002 consisted of the 52-week period ended February 1, 2003 and fiscal 2001 consisted of the 52-week period ended February 2, 2002.  Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks.

Cumulative Effect of An Accounting Change.  The Company adopted, as of the beginning of fiscal 2002, Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.  In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed.  As a result, we recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

Merchandise Inventories.  Merchandise inventories are valued at the lower of cost or market.  Cost for substantially all merchandise inventories is determined on a last-in, first out (“LIFO”) basis.

Property and Equipment.  Property and equipment are stated at cost.  Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over the following useful lives: buildings, 40 years; fixtures and equipment, 3 to 10 years; and leasehold improvements, 8 to 15 years or lease term, whichever is shorter.  Capital leases are recorded at the present value of minimum lease payments or fair market value of the related property, whichever is less.  Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property’s estimated useful life.

Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the carrying value of its long-lived assets for possible impairment based on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows.  If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset less any cost of disposition.  The Company did not record any impairment losses in fiscal 2003, fiscal 2002 or fiscal 2001.

Goodwill.  Prior to fiscal 2002, goodwill was being amortized over three years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill account is no longer being amortized subsequent to fiscal 2001 but rather is being evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.   The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002.  Based on an independent evaluation of its fair value completed when SFAS No. 142 was adopted in the first quarter of fiscal 2002, the Company concluded that there was no impairment of its goodwill.  The Company performed the annual evaluation of its goodwill in the fourth quarters of fiscal 2003 and fiscal 2002, and based on each independent evaluation of its fair value, concluded that there was no impairment of its goodwill.

The following table represents the pro forma effect of SFAS No. 142 on net earnings (loss) and net earnings (loss) per share – basic and diluted:

	52 Weeks Ended
(in millions, except per share data)	January 31, 2004	February 1, 2003	February 2, 2002
Net earnings (loss), as reported	$16.5	$13.3	$(242.0)
Add back: amortization of goodwill	—	—	265.5
Net earnings, pro forma	$16.5	$13.3	$23.5
Weighted-average number of shares outstanding – basic	30.1	30.1	30.0
Weighted-average number of shares outstanding – diluted	30.4	30.4	30.7
Net earnings (loss), per share – basic, as reported	$0.55	$0.44	$(8.07)
Less: amortization of goodwill	—	—	8.85
Net earnings per share – basic, pro forma	$0.55	$0.44	$0.78
Net earnings (loss), per share – diluted, as reported	$0.54	$0.44	$(8.07)
Less: amortization of goodwill	—	—	8.84
Net earnings per share – diluted, pro forma	$0.54	$0.44	$0.77

Software.  Internally developed software, which creates a new system or adds identifiable functionality to an existing system, and externally purchased software are capitalized and amortized on a straight-line method over 3 to 5 years; such amortization is classified in depreciation and amortization.

Unearned Vendor Allowances and Rebates.  The Company receives vendor allowances and rebates under vendor contracts which require the Company to purchase the vendor’s product based on either a volume or specified time period commitment or require the Company to perform a specific activity such as promote and/or advertise the vendor’s product.  When payment is received prior to fulfillment of the contractual terms, our accounting policy is to record such amounts as unearned vendor allowances and rebates on our consolidated balance sheet; such unearned vendor allowances and rebates are earned through a reduction in cost of goods sold when the required contractual terms are completed and when the inventory is sold.  Current unearned vendor allowances and rebates are based on the amount projected to be earned in fiscal 2004, whereas noncurrent unearned vendor allowance and rebates are based on amounts projected to be earned subsequent to fiscal 2004.

Self-Insured Claims Liabilities.  The Company is self insured for claims relating to customer, associate and vehicle accidents, as well as certain associate medical and disability benefits, and maintains third-party excess insurance coverage for such claims.  It is the Company’s accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported.  Such self-insured claims liabilities are recorded at present value utilizing a 4% discounted risk-free interest rate based on the projected payout of these claims.  All claims and their related liabilities are reviewed and monitored on an ongoing basis.  Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns.

Fair Value of Financial Instruments.  The fair value of the publicly-traded 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”) was based on the quoted market price as of January 31, 2004 and February 1, 2003, respectively.  The fair values of the publicly-traded term loan (the “Term Loan”) and the working capital facility (the “Working Capital Facility”) were based on quoted market prices as of January 31, 2004 and February 1, 2003.  The fair values of the mortgages and industrial revenue bonds were based on market interest rates as of January 31, 2004 and February 1, 2003.  As of January 31, 2004 and February 1, 2003, the carrying values of accounts receivable, due from suppliers, accounts payable, and accrued expenses and other current liabilities approximated their fair values due to the short-term maturities of these accounts.  However, considerable judgment is required in developing estimates of fair value.  Accordingly, the estimates presented in Note 9 are not necessarily indicative of the amounts that the Company could settle in a current market exchange.  The use of different market assumptions or methodologists could affect the estimated fair value.

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

Cost of Goods Sold.  Cost of goods sold includes the costs of inventory sold and the related purchase and distribution costs.  Vendor allowances and rebates are adjusted through a reduction in cost of goods sold when the required contractual terms are completed and when the inventory is sold.  Cost of goods sold excludes depreciation and amortization shown separately in the consolidated statements of operations.   As a result of EITF Issue No. 02-16, vendor payments of $17.7 million in fiscal 2002 related to advertising reimbursements, previously classified as a reduction of selling, general and administrative expenses, were reclassified as a reduction of cost of goods sold.  Financial statements prior to fiscal 2002 were not reclassified.

Advertising Costs.  Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $41.3 million during fiscal 2003, $41.0 million during fiscal 2002 and $24.2 million during fiscal 2001.  As a result of the EITF Issue No. 02-16, vendor payments of $17.7 million during fiscal 2002 related to advertising reimbursements, previously classified as a reduction of selling, general and administrative expenses, were reclassified as a reduction of cost of goods sold.  Financial statements prior to fiscal 2002 were not reclassified.

Store Preopening and Closing Costs.  Store preopening costs are expensed as incurred.  The Company records a liability for store closing costs such as future rent and real estate taxes, net of expected sublease recovery, from the date of closure discounted using a risk-adjusted rate of interest.

Stock-Based Compensation.  The Company adopted the FASB’s SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS No. 123 “Accounting for Stock-Based Compensation”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Under the intrinsic value based method, compensation expense is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings (loss) and net earnings (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

The pro forma disclosure of net earnings (loss) and net earnings (loss) per share as if the fair value based method of accounting defined in the SFAS No. 123 had been applied is as follows:

	52 Weeks Ended
(in millions, except per share data)	January 31, 2004	February 1, 2003	February 2, 2002
Net earnings (loss), as reported	$16.5	$13.3	$(242.0)
Less: stock-based compensation expense, net of related tax effect	(4.1)	(2.4)	(2.7)
Net earnings (loss), pro forma	$12.4	$10.9	$(244.7)
Weighted-average number of shares outstanding – basic	30.1	30.1	30.0
Weighted-average number of shares outstanding – diluted	30.4	30.4	30.0
Net earnings (loss), per share – basic, as reported	$0.55	$0.44	$(8.07)
Less: stock-based compensation expense, net of related tax effect	(0.14)	(0.08)	(0.09)
Net earnings (loss) per share – basic, pro forma	$0.41	$0.36	$(8.16)
Net earnings (loss), per share – diluted, as reported	$0.54	$0.44	$(8.07)
Less: stock-based compensation expense, net of related tax effect	(0.13)	(0.08)	(0.09)
Net earnings (loss) per share – diluted, pro forma	$0.41	$0.36	$(8.16)

For purposes of the pro forma disclosures, the estimated fair value of the options issued is assumed to be expensed over the options’ vesting period.

Shares Outstanding.  The weighted-average number of shares outstanding – basic were 30.1 million shares for fiscal 2003 and for fiscal 2002 and 30.0 million shares for fiscal 2001.   The weighted-average number of shares outstanding – diluted were 30.4 million shares for fiscal 2003 and for fiscal 2002 and 30.0 million shares for fiscal 2001.  For fiscal 2001, all stock options, warrants and restricted stock were excluded from the computation of weighted-average number of shares outstanding – diluted because their effect would have been anti-dilutive.

Derivative and Hedging Activities.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging transactions.  The Company also assesses, both at the inception of a hedge and on an on-going basis, whether the derivative designated as a hedge is highly effective in offsetting changes in fair value of the item being hedged.  Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

Minimum Pension Liability.  The Company maintains several unfunded pension plans for certain current and retired executives.  The minimum pension liability for these plans is recorded in other noncurrent liabilities and the related unrealized loss, net of tax, is included in accumulated other comprehensive loss in stockholders’ equity on the consolidated balance sheets.

New Accounting Pronouncements.  In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset.  The provisions of this statement were effective with the beginning of fiscal 2003.  The adoption of SFAS No. 143 did not have an impact on the Company’s financial position or results of operations.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” was issued.  This interpretation requires initial measurement and recognition, on a prospective basis only, to guarantees issued or modified after December 31, 2002.  Additionally, certain disclosure requirements became effective for financial statements ending after December 15, 2002.  The adoption of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued.  This interpretation requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  The provisions of this interpretation are effective for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to February 1, 2003, the provisions of this interpretation were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  However, in December 2003 the FASB published a revision to this interpretation (hereafter referred to as (“FIN No. 46R”)) to clarify some of the provisions of this interpretation and to exempt certain entities from its requirements.  Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities.  These rules are effective for financial statements for periods ending after March 15, 2004.  The adoption of FIN No. 46R is not expected to have any impact on the Company’s financial statements, as it did not have any variable interest entities.

In January 2003, the EITF reached a consensus on EITF No. 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition.”  This issue states that if an additional investment, in whole or in part, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses.  Whether the investment represents the funding of prior losses, however, depends on the facts and circumstances.  The guidance in this issue is applied to additional investments in equity-method investees made subsequent to February 5, 2003, and previously suspended cumulative losses existing at the time of that investment.  The adoption of EITF No. 02-18 did not have any effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

In November 2003, the EITF reached a consensus on EITF No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.”  This issue addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons.  The adoption of EITF No. 03-10 did not have any effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefit, an amendment of SFAS No. 87, 88 and 106.”  This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  It requires additional disclosures to those in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces, about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  Effective with fiscal 2003 year-end reporting, the required information should be provided separately for pension plans and for other postretirement benefit plans.  The adoption of SFAS No. 132 (revised 2003) did not have an impact on the Company’s financial position or results of operations.

In January 2004, the FASB issued SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”).  The Prescription Drug Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  This statement does not provide specific guidance as to whether a sponsor should recognize the effects of the Prescription Drug Act in its financial statements.  The Prescription Drug Act introduces two new features to Medicare that must be considered when measuring accumulated postretirement benefit costs.  The new features include a subsidy to the plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and an opportunity for a retiree to obtain a prescription drug benefit under Medicare.  The Company elected to defer adoption of this statement due to the lack of specific guidance.  Therefore, the net postretirement benefit costs disclosed in the financial statements did not reflect the impact of the Prescription Drug Act on the plan.  The deferral will continue to apply until specific authoritative accounting guidance for the federal subsidy is issued.  Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in the Company’s financial statements to change.  The Company is currently investigating the impact of SFAS No. 106-1’s initial recognition, measurement and disclosure provisions on its financial statements.

Note 2.   Accounts Receivable, Net

Accounts receivable, net are comprised of the following (in millions):

	January 31, 2004	February 1, 2003
Prescription plans	$19.5	$20.2
Other	3.0	2.7
Accounts receivable	22.5	22.9
Less: allowance for doubtful accounts	(1.3)	(1.1)
Accounts receivable, net	$21.2	$21.8

Note 3.   Merchandise Inventories

Merchandise inventories are comprised of the following (in millions):

	January 31, 2004	February 1, 2003
Merchandise inventories at FIFO cost	$186.4	$184.5
Less: LIFO reserve	(0.6)	(0.4)
Merchandise inventories at LIFO cost	$185.8	$184.1

Note 4.   Other Current Assets

Other current assets are comprised of the following (in millions):

	January 31, 2004	February 1, 2003
Prepaid expenses	$19.9	$19.9
Due from joint ventures	4.2	3.5
Supplies inventory	3.8	3.8
Other	5.5	5.0
Other current assets	$33.4	$32.2

Note 5.   Property and Equipment, Net

Property and equipment, net are comprised of the following (in millions):

	January 31, 2004	February 1, 2003
Land	$31.7	$31.7
Buildings and building improvements	95.6	102.4
Fixtures and equipment	201.1	184.7
Leasehold costs and improvements	297.0	279.6
Property and equipment, owned	625.4	598.4
Buildings and equipment under capital leases	164.7	153.7
Property and equipment, at cost	790.1	752.1
Less: accumulated depreciation and amortization (a)	(205.6)	(147.6)
Property and equipment, net	$584.5	$604.5

(a)                                  Includes accumulated amortization of buildings and equipment under capital leases of $38.6 million and $23.6 million as of January 31, 2004 and February 1, 2003, respectively.

Note 6.   Other Noncurrent Assets

Other noncurrent assets are comprised of the following (in millions):

	January 31, 2004	February 1, 2003
Funded pension plan assets	$133.5	$127.0
Capitalized software, net	26.0	14.0
Deferred financing costs, net	10.2	14.1
Other	2.1	1.8
Other noncurrent assets	$171.8	$156.9

Note 7.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions):

	January 31, 2004	February 1, 2003
Payroll and payroll taxes	$48.6	$48.3
Self-insured claims liabilities	20.1	20.7
Interest	17.3	12.5
Utilities and common area maintenance	10.3	10.5
Unearned vendor allowances and rebates	9.0	9.9
Gift certificates	7.5	7.6
Other	35.4	35.0
Accrued expenses and other current liabilities	$148.2	$144.5

Note 8.   Long-Term Debt

Long-term debt is comprised of the following (in millions):

	January 31, 2004	February 1, 2003
Senior subordinated notes	$353.9	$200.0
Term loan	45.8	217.3
Working capital facility	4.5	10.0
Mortgages	21.4	21.8
Industrial revenue bonds	1.4	1.6
Other debt	1.4	1.0
Total debt	428.4	451.7
Less: current maturities and the working capital facility	(7.1)	(12.3)
Long-term debt	$421.3	$439.4

Scheduled Maturities of Debt.  The amount of principal payments required each fiscal year on outstanding debt as of January 31, 2004 are as follows (in millions):

Fiscal Year	Principal Payments
2004	$7.1
2005	12.6
2006	23.9
2007	12.6
2008	19.9
Thereafter	352.3
Total	$428.4

Senior Subordinated Notes.  On January 29, 2002, September 19, 2003 and December 18, 2003 the Company issued $200 million, $100 million and $50 million, respectively, aggregate principal amount of Senior Subordinated Notes, which pay cash interest on a semi-annual basis on August 1 and February 1.  The proceeds from the issuances of the Senior Subordinated Notes were used to repay a portion of the Company’s outstanding Term Loan B under its Credit Agreement (as defined below) and to repay in the first quarter of fiscal 2002 $6.4 million of the Company’s outstanding industrial revenue bonds.  The Senior Subordinated Notes are unconditionally guaranteed as to payment of principal and interest by the subsidiary guarantors and contain customary covenants.  The Senior Subordinated Notes restrict the ability of the Company to declare cash dividends on its common stock.  The Company is in compliance with all Senior Subordinated Notes covenants as of January 31, 2004.

Bank Credit Facility.  On September 19, 2000, the Company entered into a credit agreement with a group of lenders led by JPMorgan Chase Bank (the “Credit Agreement”).  The Credit Agreement initially consisted of (a) Term Loans in an aggregate principal amount of $425 million (consisting of $125 million in Term Loan A and $300 million in Term Loan B) and (b) a $175 million revolving Working Capital Facility including a maximum of $125 million in letters of credit.  After giving effect to the prepayment of indebtedness with the proceeds of the offerings of the Senior Subordinated Notes, Term Loan A has been paid in full and Term Loan B has a balance of $45.8 million.

On January 28, 2003, the Company amended its Credit Agreement (the “January Amendment”).  Pursuant to this amendment, among other things, the maximum permitted leverage ratio was increased through fiscal 2004, the minimum consolidated interest and rental expense coverage ratio was decreased through 2004, the minimum permitted consolidated EBITDA was decreased through fiscal 2004, and a minimum fixed-charge coverage ratio covenant was added.  Additionally, the Company agreed to (i) an increase in the commitment fee on the revolver portion of the Credit Agreement of 25 basis points; and (ii) an increase in the applicable interest rates payable on outstanding balances under the Credit Agreement of 50 basis points.  In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements.  The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control.  In addition, the Credit Agreement prohibits the payment of cash dividends.  The Company is in compliance with all covenants in the Credit Agreement as of January 31, 2004.

Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus an applicable margin, subject to decrease, depending on the total debt to consolidated EBITDA ratio.  Borrowings under the Working Capital Facility and the Term Loan B bear interest at rates of LIBOR + 3.5% and LIBOR + 4.5%, respectively.  The Company is required to repay a portion of the borrowing under the Term Loan B each year, so as to retire such indebtedness in its entirety by July 15, 2007.  The Working Capital Facility expires on July 15, 2005.  The weighted-average interest rate in effect on all borrowings under the Term Loan was 7.5% during fiscal 2003.  As of January 31, 2004, borrowings under the Working Capital Facility were $4.5 million and outstanding letters of credit were $58.4 million.

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

Industrial Revenue Bonds.  Proceeds of $6.4 million from the issuance of the Senior Subordinated Notes were used towards repayment of two industrial revenue bonds in fiscal 2002.  The balance of the industrial revenue bonds of $1.4 million is payable in installments ending in fiscal 2008 and in fiscal 2018 and have interest rates ranging from 5% to 7%.

Mortgages.  Borrowings are payable in installments ending in fiscal 2008 with interest at 7.3% and include a scheduled final payment of $18.9 million.  These mortgages are secured by property and equipment having a net book value of $14.5 million on January 31, 2004.

Note 9.   Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	January 31, 2004		February 1, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes	$353.9	$366.2	$200.0	$185.0
Term loan	45.8	46.1	217.3	217.3
Working capital facility	4.5	4.3	10.0	10.0
Mortgages	21.4	21.8	21.8	21.8
Industrial revenue bonds	1.4	1.5	1.6	1.6
Other debt	1.4	1.4	1.0	1.0
Total debt	$428.4	$441.3	$451.7	$436.7
Derivative liability	$—	$—	$6.3	$6.3

Note 10.   Derivative Instruments and Hedging Activities

As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001 the Company entered into a three-year interest rate zero-cost collar (the “Collar”) with a notional amount of $150 million of our Term Loan B.  After giving effect to the January Amendment, the Collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%.  At inception, this derivative was designated, and continued to qualify through the date of settlement and termination as a perfectly-effective cash-flow hedge of the Company’s forecasted variable interest rate payments due on our Term Loan B.  The Company does not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates.  This derivative was recorded on the balance sheet at fair value, included in other noncurrent liabilities, with the related unrealized gain (loss), net of tax, recorded in stockholders’ equity and classified as accumulated other comprehensive loss.  The fair value of the derivative was based on its market value as determined by an independent party.  However, considerable judgment was required in developing estimates of fair value.  Accordingly, the estimates presented were not necessarily indicative of the amounts that the Company could have settled for in a current market exchange.  The use of different market assumptions or methodologies could have affected the estimated fair value.  The counterparty to this derivative transaction was a major financial institution.

As a result of repayments of $102 million and $51 million of Term Loan B from proceeds of the Senior Subordinated Notes offerings on September 19, 2003 and December 18, 2003, respectively, the Collar was settled and terminated.  The Company recorded a pre-tax interest charge in fiscal 2003 of $3.7 million ($2.2 million after tax) related to the termination and settlement of the Collar in its consolidated statements of operations.

Note 11.   Comprehensive Earnings (Loss)

Comprehensive earnings (loss) is comprised of the following (in millions):

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net earnings (loss)	$16.5	$13.3	$(242.0)
Other comprehensive loss:
Unrealized gain (loss) on cash flow hedge, net of tax	3.7	(1.5)	(2.2)
Minimum pension liability, net of tax	(2.0)	(0.8)	—
Comprehensive earnings (loss)	$18.2	$11.0	$(244.2)

Note 12.  Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal 2003 are net of a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases and includes a charge of $8.1 million related to the store labor buyout initiative and corporate headcount reduction program, which was commenced and completed during the first six months of fiscal 2003, in order to reduce labor costs.  The aforementioned $8.1 million charge included a $2.0 million charge funded by the Company’s qualified pension plan.  Of the $8.1 million charge, $7.3 million is attributable to the cost of a voluntary early retirement program and $0.8 million is attributable to severance and termination benefits.  As of January 31, 2004, $0.7 million of benefits related to the store labor buyout initiative and corporate headcount reduction program remain to be paid out over time.  Fiscal 2002 included a $2.0 million charge related to a store labor buyout program.

Note 13.   Interest Expense

Interest expense is comprised of the following (in millions):

	52 Weeks Ended
	January31, 2004	February 1, 2003	February 2, 2002
Senior subordinated notes	$21.2	$17.4	$0.2
Term loan	12.8	16.8	34.0
Derivative settlement charge	3.7	—	—
Working capital facility	1.7	1.9	—
Lease obligations	20.4	20.7	20.5
Write off of deferred financing costs	2.6	—	4.8
Amortization of deferred financing costs	2.2	1.8	2.3
Mortgages	1.6	1.6	1.7
Other	6.3	4.9	7.4
Interest expense	$72.5	$65.1	$70.9

Interest expense in fiscal 2003 included a derivative settlement charge of $3.7 million related to the termination and settlement of our $150 million interest rate zero-cost collar and the write off of deferred financing costs of $2.1 million as a result of the repayment of $153 million of our Term Loan primarily from proceeds from the issuance of an additional $150 million ($100 million on September 19, 2003 and $50 million on December 18, 2003) of Senior Subordinated Notes.  Interest expense also included the write off of deferred financing costs of $0.5 million as a result of the repayment in the second quarter of fiscal 2003 of $18 million of our Term Loan and an increased interest rate as a result of the January Amendment to our Credit Agreement.  Interest expense in fiscal 2002 included the reversal of an accrued interest liability of $2.2 million related to the favorable resolution of certain tax issues and interest expense in fiscal 2001 included $5.6 million related to the early extinguishment of debt, previously classified as an extraordinary item, to retroactively reflect the adoption on February 2, 2002 of SFAS No. 145.

Note 14.   Lease Obligations

As of January 31, 2004, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (in millions):

Fiscal Year	Capital Leases	Operating Leases
2004	$35.6	$45.0
2005	31.9	44.2
2006	26.7	40.7
2007	25.5	37.5
2008	22.0	35.2
Thereafter	243.9	268.6
Total minimum lease payments (a)	385.6	$471.2
Less: amounts representing interest	(189.1)
Present value of net minimum capital lease payments (b)	196.5
Less: current portion of lease obligations	(17.6)
Long-term lease obligations	$178.9

(a)           Net of sublease income of $49.0 million for operating leases.

(b)           Includes $28.9 million related to sale and leaseback transactions accounted for as financings.

Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (in millions):

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Minimum rentals	$54.6	$55.0	$52.1
Less: rentals from subleases	(10.8)	(11.2)	(11.3)
Minimum rentals, net	$43.8	$43.8	$40.8

Note 15.   Other Noncurrent Liabilities

Other noncurrent liabilities are comprised of the following (in millions):

	January 31, 2004	February 1, 2003
Unearned vendor allowances and rebates	$59.2	$54.8
Self-insured claims liabilities	42.1	41.4
Unfunded pension plan benefits	28.3	24.1
Other postretirement benefits	20.4	19.5
Deferred rent	9.2	11.1
Other postemployment benefits	5.3	5.5
Derivative liability	—	6.3
Other	27.5	24.2
Other noncurrent liabilities	$192.0	$186.9

Note 16.   Pension and Other Benefit Plans

Retirement Benefits.  The Company maintains three defined benefit plans.  One is a tax-qualified plan which covers substantially all non-union and certain union associates (the “Qualified Plan”).  The second plan is an unfunded plan that provides benefits in excess of amounts permitted to be paid from the Qualified Plan due to limitations on pay and benefits imposed by the Internal Revenue Code (the “Excess Plan”).  The third plan is an aggregation of individual retirement agreements the Company has entered into with certain current and retired executives providing for unfunded supplemental pension benefits upon their retirement after attainment of age 60 (the “Supplemental Agreements”) which are noncontributory and are generally based on associates’ years of service and average earnings for a defined period prior to retirement or a minimum formula.

Retirement Incentive Program.  During fiscal 2003, the Company offered a retirement incentive program to certain non-union associates.  Additional retirement benefits were provided to those who elected to retire under the program, including a retirement bonus, an enhanced pension based on an additional three years of age or service, whichever proved more advantageous, the right to take a portion of their benefit in an immediate lump sum and continued medical coverage, subject to retiree contributions, for a period of three years.  The financial impact of the program for the 43 associates who elected to retire are included within pension and postretirement benefits.

Other Postretirement Benefits.  The Company provides certain of its associates who retire from the Company with other postretirement benefits, generally on a contributory basis.  These postretirement benefits primarily include health care, prescription drug coverage and life insurance.  For non-union associates, health care and prescription drug coverage are only provided to those associates who retired prior to January 1, 1998.  During fiscal 2003, the Company eliminated retiree life insurance coverage for non-union associates who had not retired prior to January 1, 2004 and recorded a curtailment gain of $0.9 million.  For certain union associates, health care, life insurance and certain other benefits are provided in retirement for certain periods of time during retirement, subject to the terms of applicable collective bargaining agreements.

Pension and Other Postretirement Benefits.  The following table provides a reconciliation of benefit obligations, the funded plan assets and the funded status of the plans, accounted for on a calendar-year basis along with the amounts recognized in the consolidated balance sheets (in millions):

	Pension Benefits		Other Postretirement Benefits
	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003
Change in benefit obligations:
Benefit obligations at beginning of year	$188.6	$176.9	$23.7	$24.7
Service cost (excluding expenses)	3.1	3.0	0.7	0.6
Interest cost	11.9	12.0	1.6	1.7
Plan amendments	—	0.6	—	—
Benefits and expenses paid	(11.0)	(7.7)	(1.1)	(0.9)
Actuarial experience losses (gains)	7.1	3.8	7.4	(2.4)
Retirement incentive program	2.1	—	0.4	—
Curtailment gain	—	—	(0.9)	—
Benefit obligations at end of year	$201.8	$188.6	$31.8	$23.7

Change in fair value of funded plan assets:
Fair value of plan assets at beginning of year	$218.4	$240.5	$—	$—
Actual return on plan assets	41.5	(16.2)	—	—
Benefits and expenses paid	(9.2)	(5.9)	—	—
Fair value of plan assets at end of year	$250.7	$218.4	$—	$—

Reconciliation of funded status at end of year:
Funded status (plan assets less benefit obligations)	$48.9	$29.8	$(31.8)	$(23.7)
Unrecognized prior service cost (benefit)	0.5	0.5	(0.6)	(0.6)
Unrecognized net actuarial losses	58.7	71.7	11.9	4.8
Prepaid (accrued) benefit cost	$108.1	$102.0	$(20.5)	$(19.5)

Amount recognized in the consolidated balance sheets:
Other noncurrent assets	$133.5	$127.0	$—	$—
Accrued expenses and other current liabilities	(1.8)	(2.3)	(0.1)	—
Other noncurrent liabilities	(28.3)	(24.1)	(20.4)	(19.5)
Accumulated other comprehensive loss	4.7	1.4	—	—
Net amount recognized	$108.1	$102.0	$(20.5)	$(19.5)

Additional disclosures related to pension benefit obligations are as follows (in millions):

	January 31, 2004
	Qualified Pension Plan	Nonqualified Pension Plans	Total
Fair value of plan assets	$250.7	$—	$250.7
Projected benefit obligations	(171.2)	(30.6)	(201.8)
Funded (unfunded) projected benefit obligations	79.5	(30.6)	48.9
Accumulated benefit obligations	(161.6)	(30.1)	(191.7)
Funded (unfunded) accumulated benefit obligations	89.1	(30.1)	59.0
Net asset (liability) recognized	133.5	(25.4)	108.1
Additional minimum pension liability	—	(4.7)	(4.7)

The components of net periodic benefit cost (cost reduction) are as follows (in millions):

	Pension Benefits for the 52 Weeks Ended			Other Postretirement Benefits for the 52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002	January 31, 2004	February 1, 2003	February 2, 2002
Service cost	$3.1	$3.0	$3.0	$0.7	$0.6	$0.4
Interest cost	11.9	12.0	12.1	1.6	1.7	1.3
Expected return on plan assets	(22.2)	(24.1)	(24.0)	—	—	—
Amortization of prior service costs (benefits)	0.1	0.1	—	(0.1)	(0.1)	(0.1
Amortization of losses	0.7	—	0.1	0.3	0.4	—
Retirement incentive program	2.1	—	—	0.4	—	—
Curtailment gain	—	—	—	(0.9)	—	—
Net periodic benefit cost (cost reduction)	$(4.3)	$(9.0)	$(8.8)	$2.0	$2.6	$1.6

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Qualified Pension Plan	Nonqualified Pension Plans
Fiscal Year
2004	$6.3	$1.8	$1.0
2005	6.5	1.8	1.1
2006	6.9	1.8	1.1
2007	7.2	1.8	1.2
2008	7.7	1.9	1.3
2009 to 2013	47.7	8.9	8.2
Total	$82.3	$18.0	$13.9

Actuarial Assumptions.

The weighted-average economic assumptions used to determine benefit obligations and benefit cost (income) are as follows:

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Discount rate	6.00%	6.50%	7.25%
Expected return on plan assets	9.00	9.50	9.50
Rate of compensation increase	3.00	3.50	4.25
Health care cost trend rate assumed for subsequent year	9.25	7.25	9.00
Ultimate health care cost trend rate	4.00	3.50	4.25
Fiscal year that the ultimate rate is reached	2010	2008	2008

The discount rate that the Company uses for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency at the end of the calendar year.  The discount rate determined on this basis has decreased from 6.5%  as of February 1, 2003 to 6.0% as of January 31, 2004.  Pension income is sensitive to the discount rate and salary increase assumptions used.  A 0.25% decrease in the discount rate and salary increase assumptions used would have decreased pension income during fiscal 2003 by $0.2 million.

Assumed health care cost trend rates also have a significant effect on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects as of January 31, 2004 (in millions):

	1%
	Increase	Decrease
Total of service and interest cost components	$0.5	$(0.4)
Postretirement benefit obligation	4.8	(3.8)

Plan Assets and Expected Returns.  Assets of the Company’s Qualified Plan are invested in equities, corporate bonds, U.S. Government instruments and cash.  The Qualified Plan’s asset allocation as of December 31, 2002 and 2003 and the target allocation for fiscal 2004 between equity and fixed income managers is as follows:

	2004 Target Allocation	Percent of Plan Assets as of December 31,
Asset Managers		2003	2002
Equity	70%	72%	66%
Fixed income	30	28	34
Total	100%	100%	100%

The expected return on Qualified Plan assets represents the weighted-average of expected returns for each asset category.  The expected returns for each asset category have been developed using information from a number of third-party consultants and long-term historical data on returns for different asset categories and inflation.  The Company also considered the Qualified Plans historical 10-year and 20-year compounded returns of 12.2% and 13.3%, respectively, which have exceeded broad market returns over comparable periods, indicating a significant premium has been gained through active management of the Qualified Plan.  Based on these factors and the asset allocation shown above, the Company has elected to use a 9.0% expected return on Qualified Plan assets in determining pension income for fiscal 2003.  This represents a 0.5% decrease from the expected return on Qualified Plan assets used in determining pension income for fiscal 2002.  Both assumptions were net of expected Qualified Plan expenses payable from the trust fund, which are less than 0.5% of plan assets.

The Company based its determination of pension income for the Qualified Plan, in part, on a market-related valuation of assets which reduces year-to-year volatility.  This market-related valuation recognizes gains or losses over a three-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return on a market-related valuation of assets and actual return on a market value basis.  As of January 31, 2004, the Company had cumulative net actuarial losses of $0.4 million, due to the difference between expected and actual return on Qualified Plan assets, which remain to be recognized in the calculation of the market-related value of assets.  These unrecognized net actuarial losses result in decreases in our future pension income to the extent not offset by future asset gains.  The extent of the decrease in future pension income will depend on several factors including future asset gains and whether such gains, as recognized on each measurement date, together with other actuarial experience recognized, exceed the corridor within which gains and losses are not amortized, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.

The Company estimates that a 0.5% decrease in the expected return on Qualified Plan assets would have reduced pension income by approximately $1.2 million during fiscal 2003.

Participant and Company Contributions.  Based on the Company’s actuarial assumptions and due to the overfunded status of its Qualified Plan, the Company believes it will not be required to make any contributions to its Qualified Plan for at least the next three years.  Contributions to the Excess Plan and to the Supplemental Agreements are made in cash in amounts necessary to provide current benefit payments to those former associates who have retired under the programs and are presently in pay status.  It is estimated that Company payments to those former associates will total approximately $1.8 million for the combined Excess Plan and Supplemental Agreements during fiscal 2004.

Annual contributions for other postretirement benefits are made in cash in amounts necessary to purchase insurance coverage or directly pay benefits to those who are currently retired and covered under these programs.  It is estimated that Company payments during fiscal 2004 will total approximately $1.3 million.  As some of the benefits provided to those former associates are provided on a contributory basis, it is further estimated the retiree contributions for coverage will total approximately $0.1 million during fiscal 2004.

Estimated Pension Income for Future Years.  Based on an expected return on Qualified Plan assets assumption of 9.0%, a discount rate of 6.0% and various other relevant assumptions, the Company estimates that its pension income for all pension plans combined will approximate $4.1 million for fiscal 2004, $4.1 million for fiscal 2005 and $6.5 million for fiscal 2006.  Actual pension income in the future will depend on future investment performance, changes in discount rates and various other factors related to the populations participating in the Company’s pension plans.

Medicare Changes.  The financial information included herein does not reflect the anticipated financial effect of the new Medicare Prescription Drug Improvement and Modernization Act of 2003.

Multi-Employer Pension Plans.  The Company also contributes to several multi-employer pension plans that provide defined benefits to certain associates whose benefits are subject to collective bargaining.  The expenses related to participation in such plans were $20.8 million during fiscal 2003, $18.1 million during fiscal 2002 and $16.4 million during fiscal 2001.

Savings Plan.  The Company sponsors savings plans for certain eligible associates.  Contributions under the plans are based on specified percentages of associate contributions.  The expenses related to the savings plans were $2.5 million during fiscal 2003, $2.2 million during fiscal 2002 and $2.9 million during fiscal 2001.

Other Postemployment Benefits.  The Company also provides its associates postemployment benefits, primarily long-term disability and salary continuance.  The obligation for these benefits was determined by application of the provisions of the Company’s long-term disability plan and includes the age of active claimants at disability and at valuation, the length of time on disability and the probability of the claimant remaining on disability to maximum duration.  These liabilities are recorded at their present value utilizing a discount rate of 4%.  At January 31, 2004 and February 1, 2003, the liability for accumulated postemployment benefits was $5.8 million and $6.0 million, respectively, of which $5.3 million and $5.5 million, respectively, was classified in other noncurrent liabilities.

Note 17.   Income Taxes

The income tax provision before cumulative effect of an accounting change, is comprised of the following (in millions):

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Current provision
Federal	$0.5	$1.3	$2.8
State	3.7	5.7	1.3
Deferred provision (benefit)
Federal	7.2	9.1	8.7
State	0.4	(3.1)	3.4
Income tax provision	$11.8	$13.0	$16.2

The income tax provision before cumulative effect of an accounting change differs from the expected federal statutory income tax provision as follows (in millions):

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Federal income tax provision at statutory tax rate	$9.9	$9.4	$(79.0)
State income taxes	2.7	1.9	3.0
Nondeductible amortization of goodwill	—	—	92.9
Other	(0.8)	1.7	(0.7)
Income tax provision	$11.8	$13.0	$16.2

Deferred income tax assets and liabilities consist of the following (in millions):

	January 31, 2004		February 1, 2003
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$130.3	$—	$135.5
Benefit plans and other postretirement and postemployment benefits	—	29.4	—	27.3
Merchandise inventory and gross profit	—	29.0	—	27.1
Prepaid expenses	—	8.8	—	8.7
Lease capitalization	24.6	—	23.4	—
Self-insured claims liabilities	24.0	—	22.5	—
Deferred income	19.0	—	19.0	—
Net operating loss carryforwards	16.3	—	24.1	—
General business credits	15.2	—	14.9	—
Alternate minimum taxes	9.9	—	7.5	—
Other	—	4.2	1.8	—
Subtotal	109.0	201.7	113.2	198.6
Less: valuation allowance	(5.9)	—	(5.9)	—
Total	$103.1	$201.7	$107.3	$198.6

The Company’s net deferred income tax liability was $98.6 million and $91.3 million at January 31, 2004 and February 1, 2003, respectively, and included a valuation allowance of $5.9 million at both fiscal year ends primarily related to net operating losses that may not be utilized in the carryforward period.  The Company has utilized its remaining federal tax loss carryforwards in fiscal 2003, however, federal income tax attributes remain which are subject to an annual limitation.  General business credits consist of federal work incentive credits and expire in fiscal 2008 through fiscal 2018.  Net operating loss carryforwards are state loss carryforwards that expire in fiscal 2004 through fiscal 2017.  The fiscal 2002 income tax provision includes a charge of $2.6 million to adjust the Company’s estimated liability for certain tax issues.

The balance sheet classification of the deferred income tax assets and liabilities is as follows (in millions):

	January 31, 2004			February 1, 2003
	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets	$38.9	$70.1	$109.0	$40.3	$72.9	$113.2
Liabilities	(43.9)	(157.8)	(201.7)	(42.3)	(156.3)	(198.6)
Subtotal	(5.0)	(87.7)	(92.7)	(2.0)	(83.4)	(85.4)
Less: valuation allowance	—	(5.9)	(5.9)	—	(5.9)	(5.9)
Total	$(5.0)	$(93.6)	$(98.6)	$(2.0)	$(89.3)	$(91.3)

Income tax payments were $6.1 million during fiscal 2003, $4.1 million during fiscal 2002 and $1.0 million during fiscal 2001 and income tax refunds were $2.6 million during fiscal 2002.

Note 18.   Capital Stock

Preferred Stock.  As of January 31, 2004 and February 1, 2003, there were 5,000,000 shares of preferred stock authorized of which none are issued or outstanding.

Common Stock.  As of January 31, 2004 and February 1, 2003, there were 100,000,000 shares authorized of $0.01 par value common stock.  The following table summarizes the change in the number of shares of common stock:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance, February 2, 2002	30,099,510	(45,303)	30,054,207
Stock options exercised in fiscal 2002	—	16,985	16,985
Balance, February 1, 2003 and January 31, 2004	30,099,510	(28,318)	30,071,192

Warrants.  As of January 31, 2004 and February 1, 2003, warrants to purchase 5,294,118 shares of common stock at $22.31 per share were outstanding and expire on September 19, 2010.

Shares of common stock are subject to dilution from (1) the exercise of the warrants, and (2) the exercise of any options to purchase common stock issued pursuant to the Company’s 2000 Employee Equity Plan and 2002 Non-Employee Directors’ Equity Plan (see Note 19).  The Company’s common stock and warrants trade on the Nasdaq Stock Market under the ticker symbols “PTMK” and “PTMKW”, respectively.

Note 19.   Stock Option Plans

The 2000 Employee Equity Plan as amended (the “Employee Plan”) and the 2000 Non-Employee Directors’ Equity Plan as amended (the “Directors’ Plan”) make available the granting of options aggregating 6,794,118 shares of common stock, of which 6,514,118 shares are available under the Employee Plan and 280,000 shares are available under the Directors’ Plan.  All of the Company’s officers and certain employees are eligible to receive options under the Employee Plan.  Options for additional shares may be granted by the Board of Directors’ Compensation Committee.  The Directors’ Plan is available to the Company’s directors, who are not employees of the Company.  As of January 31, 2004, the number of options outstanding under the Company’s Employee Plan and Directors’ Plan were 5,548,424 options with a weighted-average exercise price of $11.55 and a weighted-average contractual life of 7.9 years of which 2,315,287 options were exercisable.  There were 1,226,959 shares of common stock available for future grant under the Company’s Employee Plan and Directors’ Plan.

As of January 31, 2004, options to purchase 5,548,424 shares vest at various dates through fiscal 2007.  The change in the number of options was as follows:

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Outstanding, beginning of fiscal year	5,061,530	3,741,345	2,094,200
Granted during the fiscal year	543,665	2,373,020	1,663,345
Exercised during the fiscal year	—	(16,985)	(1,750)
Canceled, terminated and expired during the fiscal year	(56,771)	(1,035,850)	(14,450)
Outstanding, end of fiscal year	5,548,424	5,061,530	3,741,345

Weighted-average option exercise price information was as follows:

	52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Outstanding, beginning of fiscal year	$12.07	$16.32	$13.94
Granted during the fiscal year	7.25	6.97	19.30
Exercised during the fiscal year	—	13.94	13.94
Canceled, terminated and expired during the fiscal year	16.40	15.73	14.64
Outstanding, end of fiscal year	11.55	12.07	16.32
Exercisable, end of fiscal year	13.68	15.63	13.94

Significant option groups outstanding as of January 31, 2004 and related weighted-average price and remaining contractual life information were as follows:

Option Grant Date	Number of Options Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number of Options Exercisable
10/25/00	1,540,465	6.7	$13.94	1,158,849
03/29/01	500,000	7.2	17.25	250,000
06/14/01	52,000	2.4	22.89	34,667
10/04/01	563,920	7.7	22.35	281,960
06/13/02	21,667	3.5	18.50	7,222
09/12/02	700,357	8.6	11.70	175,089
10/22/02	1,000,000	8.8	4.75	250,000
10/28/02	630,000	8.8	4.65	157,500
06/13/03	20,000	4.4	7.36	—
09/25/03	520,015	9.5	7.25	—
Total	5,548,424	7.9	$11.55	2,315,287

Options which are designed as incentive stock options under the Employee Plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code.  Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount.  The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions.  The options granted under the Employee Plan and the Directors’ Plan expire ten years and five years after the date of grant, respectively, unless terminated earlier by the Company’s Board of Directors.  The right to exercise the options granted vests in annual increments over four years under the Employee Plan and over three years under the Directors’ Plan from the date of the grant.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires the disclosure of pro forma net earnings and net earnings per share as if the Company has adopted the fair value method.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The weighted-average fair values of the stock options granted during fiscal 2003, fiscal 2002 and fiscal 2001 were $3.31, $3.28 and $5.83, respectively.  The Company’s fair value calculations were made using the Black-Scholes option pricing model on the date of the grant with the following weighted-average assumptions for fiscal 2003, fiscal 2002 and fiscal 2001; risk-free interest rates of 4.1%, 2.8% and 4.2%; expected lives of four years for each period; expected volatility of 54.3%, 58.5% and 30.5%; and an expected dividend yield of zero for each period.

The Company’s fair value calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s net earnings and net earnings per share would have been reduced to the pro forma amounts disclosed in Note 1.

Note 20.   Insurance Claim

On August 14 and 15, 2003, 76 of the Company’s 143 stores were affected by a power outage throughout the Northeast.  The Company settled and collected its insurance claim of $4.3 million for all product losses, incremental expenses and business interruption incurred during the power outage, less the policy’s $250,000 deductible.

Note 21.   Consolidating Financial Information

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

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 52 Weeks Ended January 31, 2004
Sales	$3,991.3	$2,378.8	$—	$(2,378.8)	$3,991.3
Cost of goods sold	(2,858.9)	(2,372.5)	—	2,378.8	(2,852.6)
Gross profit	1,132.4	6.3	—	—	1,138.7
Selling, general and administrative expenses	(962.5)	5.1	3.5	—	(953.9)
Depreciation and amortization	(75.3)	(7.2)	(1.5)	—	(84.0)
Operating earnings	94.6	4.2	2.0	—	100.8
Interest expense	(70.1)	(0.7)	(1.7)	—	(72.5)
Equity in earnings of subsidiaries	3.8	—	—	(3.8)	—
Earnings before income taxes	28.3	3.5	0.3	(3.8)	28.3
Income tax provision	(11.8)	—	—	—	(11.8)
Net earnings	$16.5	$3.5	$0.3	$(3.8)	$16.5

For the 52 Weeks Ended February 1, 2003
Sales	$3,937.7	$2,400.7	$—	$(2,400.7)	$3,937.7
Cost of goods sold	(2,823.1)	(2,394.3)	—	2,400.7	(2,816.7)
Gross profit	1,114.6	6.4	—	—	1,121.0
Selling, general and administrative expenses	(953.0)	5.2	3.4	—	(944.4)
Depreciation and amortization	(76.0)	(6.9)	(1.7)	—	(84.6)
Operating earnings	85.6	4.7	1.7	—	92.0
Interest expense	(62.5)	(0.9)	(1.7)	—	(65.1)
Equity in earnings of subsidiaries	3.8	—	—	(3.8)	—
Earnings before income taxes and cumulative effect of an accounting change	26.9	3.8	—	(3.8)	26.9
Income tax provision	(13.0)	—	—	—	(13.0)
Earnings before cumulative effect of an accounting change	13.9	3.8	—	(3.8)	13.9
Cumulative effect of an accounting change, net of tax	(0.6)	—	—	—	(0.6)
Net earnings	$13.3	$3.8	$—	$(3.8)	$13.3

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 52 Weeks Ended February 2, 2002
Sales	$3,963.3	$2,398.3	$—	$(2,398.3)	$3,963.3
Cost of goods sold	(2,858.5)	(2,395.4)	—	2,398.3	(2,855.6)
Gross profit	1,104.8	2.9	—	—	1,107.7
Selling, general and administrative expenses	(931.9)	8.1	3.4	—	(920.4)
Depreciation and amortization	(68.0)	(7.1)	(1.6)	—	(76.7)
Reorganization expense	(5.6)	—	—	—	(5.6)
Amortization of goodwill	(265.5)	—	—	—	(265.5)
Operating earnings (loss)	(166.2)	3.9	1.8	—	(160.5)
Interest expense	(62.1)	(1.4)	(1.8)	—	(65.3)
Equity in earnings of subsidiaries	2.4	—	—	(2.4)	—
Earnings (loss) before income taxes	(225.9)	2.5	—	(2.4)	(225.8)
Income tax provision	(16.1	(0.1)	—	—	(16.2)
Net earnings (loss)	$(242.0)	$2.4	$—	$(2.4)	$(242.0)

Consolidating Balance Sheets:
As of January 31, 2004
Merchandise inventories	$163.5	$22.3	$—	$—	$185.8
Other current assets	141.5	3.0	0.3	—	144.8
Total current assets	305.0	25.3	0.3	—	330.6
Property and equipment, net	498.0	57.4	29.1	—	584.5
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	56.8	—	—	(56.8)	—
Other noncurrent assets	171.1	—	0.7	—	171.8
Total assets	$1,464.9	$82.7	$30.1	$(56.8)	$1,520.9
Accounts payable	$80.0	$7.2	$—	$—	$87.2
Other current liabilities	168.6	3.6	0.7	—	172.9
Total current liabilities	248.6	10.8	0.7	—	260.1
Long-term debt	400.4	—	20.9	—	421.3
Long-term lease obligations	176.1	2.8	—	—	178.9
Other noncurrent liabilities	264.5	21.1	—	—	285.6
Total liabilities	1,089.6	34.7	21.6	—	1,145.9
Stockholders’ equity	375.3	48.0	8.5	(56.8)	375.0
Total liabilities and stockholders’ equity	$1,464.9	$82.7	$30.1	$(56.8)	$1,520.9

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of February 1, 2003
Merchandise inventories	$160.4	$23.7	$—	$—	$184.1
Other current assets	137.7	5.0	0.4	—	143.1
Total current assets	298.1	28.7	0.4	—	327.2
Property and equipment, net	517.2	56.7	30.6	—	604.5
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	53.0	—	—	(53.0)	—
Other noncurrent assets	150.8	5.4	0.7	—	156.9
Total assets	$1,453.1	$90.8	$31.7	$(53.0)	$1,522.6
Accounts payable	$85.1	$7.1	$—	$—	$92.2
Other current liabilities	170.5	3.8	0.8	—	175.1
Total current liabilities	255.6	10.9	0.8	—	267.3
Long-term debt	418.0	—	21.4	—	439.4
Long-term lease obligations	177.2	5.7	—	—	182.9
Other noncurrent liabilities	245.9	30.3	—	—	276.2
Total liabilities	1,096.7	46.9	22.2	—	1,165.8
Stockholders’ equity	356.4	43.9	9.5	(53.0)	356.8
Total liabilities and stockholders’ equity	$1,453.1	$90.8	$31.7	$(53.0)	$1,522.6

Consolidating Cash Flow Statements:
52 Weeks Ended January 31, 2004
Operating Activities
Cash provided by operating activities	$86.0	$3.1	$1.7	$—	$90.8
Investing Activities
Capital expenditures	(68.2)	(0.6)	—	—	(68.8)
Proceeds from sales of real estate	17.3	—	—	—	17.3
Cash used for investing activities	(50.9)	(0.6)	—	—	(51.5)
Financing Activities			—	—
Repayments of the term loan	(171.5)	—	—	—	(171.5)
Borrowings under the senior subordinated notes	153.9	—	—	—	153.9
Decrease in capital lease obligations	(16.0)	(3.1)	—	—	(19.1)
Borrowings under the working capital facility, net	(5.5)	—	—	—	(5.5)
Repayments of other debt	(3.1)	—	(0.5)	—	(3.6)
Increase in other debt	3.4	—	—	—	3.4
Borrowings under lease financings	1.8	—	—	—	1.8
Deferred financing costs	(1.1)	—	—	—	(1.1)
Intercompany equity transactions	0.7	0.6	(1.3)	—	—
Cash used for financing activities	(37.4)	(2.5)	(1.8)	—	(41.7)
Decrease in cash	(2.3)	—	(0.1)	—	(2.4)
Cash at beginning at period	11.0	—	0.3	—	11.3
Cash at end of period	$8.7	$—	$0.2	$—	$8.9

	Pathmark	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
52 Weeks Ended February 1, 2003
Operating Activities
Cash provided by operating activities	$86.7	$3.4	$1.9	$—	$92.0
Investing Activities
Property and equipment expenditures	(90.0)	(1.6)	(1.0)	—	(92.6)
Lease financings	(12.7)	—	—	—	(12.7)
Cash used for investing activities	(102.7)	(1.6)	(1.0)	—	(105.3)
Financing Activities
Decrease in capital lease obligations	(11.4)	(2.6)	—	—	(14.0)
Borrowings under lease financings	12.7	—	—	—	12.7
Borrowings under the working capital facility, net	10.0	—	—	—	10.0
Repayments of other debt	(9.1)	—	—	—	(9.1)
Increase in other debt	3.1	—	(0.1)	—	3.0
Deferred financing costs	(2.2)	—	—	—	(2.2)
Repayments of the term loan	(0.7)	—	—	—	(0.7)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Intercompany equity transactions	(0.3)	0.8	(0.5)	—	—
Other financing activities	0.3	—	(0.3)	—	—
Cash provided by (used for) financing activities	2.7	(1.8)	(0.9)	—	—
Decrease in cash and cash equivalents	(13.3)	—	—	—	(13.3)
Cash and cash equivalents at beginning at period	24.2	0.1	0.3	—	24.6
Cash and cash equivalents at end of period	$10.9	$0.1	$0.3	$—	$11.3

52 Weeks Ended February 2, 2002
Operating Activities
Cash provided by operating activities	$72.6	$6.4	$3.6	$—	$82.6
Investing Activities
Property and equipment expenditures	(112.8)	(1.7)	(2.0)	—	(116.5)
Cash used for investing activities	(112.8)	(1.7)	(2.0)	—	(116.5)
Financing Activities
Repayments of the term loan	(203.4)	—	—	—	(203.4)
Borrowings under the senior subordinated notes	200.0	—	—	—	200.0
Decrease in capital lease obligations	(11.9)	(2.9)	—	—	(14.8)
Deferred financing costs	(6.2)	—	—	—	(6.2)
Purchase of treasury stock	(1.2)	—	—	—	(1.2)
Repayment of other debt	(0.9)	—	(0.3)	—	(1.2)
Intercompany equity transactions	47.5	(47.5)	—	—	—
Other financing activities	2.0	—	(1.3)	—	0.7
Cash provided by (used for) financing activities	25.9	(50.4)	(1.6)	—	(26.1)
Decrease in cash and cash equivalents	(14.3)	(45.7)	—	—	(60.0)
Cash and cash equivalents at beginning at period	38.5	45.8	0.3	—	84.6
Cash and cash equivalents at end of period	$24.2	$0.1	$0.3	$—	$24.6

Note 22.   Commitments and Contingencies

Outsourcing Agreements.  In April 2001, the Company entered into a five-year outsourcing agreement with International Business Machines Corporation (“IBM”) to continue to provide a wide range of information systems services, which commenced in 1991.  Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency.  The charges under this agreement are based upon the services requested at predetermined rates.  The Company may terminate the agreement upon 90 days notice with a payment of a specified termination charge.

The Company has a 15-year supply agreement with C&S Wholesalers, Inc. (“C&S”), expiring in fiscal 2013, pursuant to which C&S supplies substantially all of the Company’s grocery, frozen and perishable merchandise requirements.  Under this arrangement with C&S, the Company negotiate prices, discounts and promotions with vendors.  During fiscal 2003, the products supplied from C&S accounted for approximately 60% of all the Company’s supermarket inventory purchases.  This agreement may be terminated for cause or certain events of bankruptcy by either party.

The Company also has an agreement, expiring in fiscal 2013, with a local trucking company to provide trucking services for the Company.  The Company may terminate the agreement with a payment of a specified termination charge.

Contingencies.  The Company is a party to a number of legal proceedings in the ordinary course of business.  Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Company’s financial statements taken as a whole.

The Company has taken certain tax positions, which may be challenged, and has reserved for such tax positions.  While the ultimate resolution of these positions cannot be determined with any degree of certainty, management believes that the aggregate liability, if any, when compared to the amounts reserved by the Company, will not have a material effect on the Company’s financial statements taken as a whole.

Guarantees.  In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”).  When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations.  As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation.  As of January 31, 2004, 67 Assigned Leases remain in place.  Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $106 million, which could be partially or totally offset by reassigning or subletting such leases.  The Company has recognized a liability on its consolidated balance sheet as of January 31, 2004 of approximately $2.8 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with Assigned Leases assigned after December 31, 2002.

Note 23.   Quarterly Financial Data (Unaudited)

					52 Weeks
	13 Weeks Ended				Ended
	May 3,	August 2,	November 1,	January 31,	January 31,
	2003	2003	2003	2004	2004
	(in millions, except per share amounts)
Fiscal 2003
Sales	$1,004.7	$995.6	$978.5	$1,012.5	$3,991.3
Cost of goods sold	(718.9)	(713.9)	(700.6)	(719.2)	(2,852.6)
Gross profit	285.8	281.7	277.9	293.3	1,138.7
Selling, general and administrative expenses (a)	(246.2)	(232.5)	(236.7)	(238.5)	(953.9)
Depreciation and amortization	(21.2)	(21.3)	(20.7)	(20.8)	(84.0)
Operating earnings	18.4	27.9	20.5	34.0	100.8
Interest expense	(16.9)	(17.5)	(20.8)	(17.3)	(72.5)
Earnings (loss) before income taxes	1.5	10.4	(0.3)	16.7	28.3
Income tax benefit (provision)	(0.6)	(4.2)	0.1	(7.1)	(11.8)
Net earnings (loss)	$0.9	$6.2	$(0.2)	$9.6	$16.5
Net earnings (loss) per share – basic	$0.03	$0.21	$(0.01)	$0.32	$0.55
Net earnings (loss) per share – diluted	$0.03	$0.21	$(0.01)	$0.32	$0.54
LIFO charge (credit)	$0.5	$0.5	$—	$(0.8)	$0.2

					52 Weeks
	13 Weeks Ended				Ended
	May 4,	August 3,	November 2,	February 1,	February 1,
	2002	2002	2002	2003	2003
	(in millions, except per share amounts)
Fiscal 2002
Sales	$976.8	$987.3	$971.5	$1,002.1	$3,937.7
Cost of goods sold	(697.8)	(708.0)	(698.1)	(712.8)	(2,816.7)
Gross profit	279.0	279.3	273.4	289.3	1,121.0
Selling, general and administrative expenses	(237.7)	(235.2)	(235.6)	(235.9)	(944.4)
Depreciation and amortization	(20.7)	(21.4)	(21.1)	(21.4)	(84.6)
Operating earnings	20.6	22.7	16.7	32.0	92.0
Interest expense	(16.3)	(16.8)	(17.0)	(15.0)	(65.1)
Earnings (loss) before income taxes and cumulative effect of an accounting change	4.3	5.9	(0.3)	17.0	26.9
Income tax benefit (provision)	(1.6)	(2.4)	0.1	(9.1)	(13.0)
Earnings (loss) before cumulative effect of an accounting change	2.7	3.5	(0.2)	7.9	13.9
Cumulative effect of an accounting change, net of tax	(0.6)	—	—	—	(0.6)
Net earnings (loss)	$2.1	$3.5	$(0.2)	$7.9	$13.3
Net earnings (loss) per share – basic and diluted	$0.07	$0.11	$(0.01)	$0.26	$0.44
LIFO charge (credit)	$0.5	$0.5	$0.5	$(2.1)	$(0.6)

(a)          See Note 12, Selling, General and Administrative Expenses.  The quarterly financial data for the 13 weeks ended May 3, 2003 and August 2, 2003 is net of gains of $1.6 million and $12.1 million, respectively, from the disposition of real estate related to the assignment of two real estate leases.  The quarterly financial data for the 13 weeks ended May 3, 2003 and August 2, 2003 also included charges of $5.1 million and $3.0 million, respectively, related to the Company’s store labor buyout initiative and corporate headcount reduction program.

Independent Auditor's Report

Board of Directors and Shareholders of

Pathmark Stores, Inc.

We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and subsidiaries (the “Company”) as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2004 and February 1, 2003, and the results of its consolidated operations and its consolidated cash flows for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective as of February 3, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 1 to the consolidated financial statements, effective as of February 3, 2002, the Company changed its method of accounting for cash consideration received from vendors to comply with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Deloitte & Touche LLP

New York, New York

April 8, 2004

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                     None.

Item 9A.      Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of January 31, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

There has been no change during the Company’s fiscal quarter ended January 31, 2004 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Part III

Item 10.       Directors and Executive Officers of the Registrant

Information required by this item will be included in the registrant’s 2004 Proxy Statement which will be filed with the SEC within 120 days after January 31, 2004, and is incorporated herein by reference, except that information concerning the Executive Officers of the Registrant is contained in Part 1 of this Annual Report on Form 10-K.

Item 11.                       Executive Compensation

Information required by this item will be included in the registrant’s 2004 Proxy Statement which will be filed with the SEC within 120 days after January 31, 2004, and is incorporated herein by reference.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management

Information required by this item will be included in the registrant’s 2004 Proxy Statement which will be filed with the SEC within 120 days after January 31, 2004, and is incorporated herein by reference.

Item 13.                       Certain Relationships and Related Transactions

Information required by this item will be included in the registrant’s 2004 Proxy Statement which will be filed with the SEC within 120 days after January 31, 2004, and is incorporated herein by reference.

Item 14.                       Principal Accounting Fees and Services

Information required by this item will be included in the registrant’s 2004 Proxy Statement which will be filed with the SEC within 120 days after January 31, 2004, and is incorporated herein by reference.

Part IV

Item 15.                       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           Exhibits

Incorporated herein by reference is a list of exhibits in the Exhibit Index on pages 65, 66 and 67 of this report.

(b)           Financial Statement Schedules

None required.

(c)           Reports on Form 8-K

On December 4, 2003, we furnished a report on Form 8-K to the SEC under Item 12 containing our press release dated December 4, 2003, attached thereto as Exhibit 99.1.

On December 17, 2003, we filed a report on Form 8-K with the SEC under Item 5 regarding a private placement of $50 million aggregate principal amount of our 8.75% Senior Subordinated Notes, due 2012, and under Item 7 containing our related press release dated December 12, 2003, attached thereto as Exhibit 99.1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2004	Pathmark Stores, Inc.

	By	/s/ Eileen R. Scott
(Eileen R. Scott)
Chief Executive Officer

	By	/s/ Frank G. Vitrano
(Frank G. Vitrano)
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Eileen R. Scott		Director and Chief Executive Officer	April 8, 2004
(Eileen R. Scott)		(Principal Executive Officer)

/s/ Frank G. Vitrano		Director, President and Chief Financial Officer	April 8, 2004
(Frank G. Vitrano)		(Principal Financial Officer)

/s/ Joseph W. Adelhardt		Senior Vice President and Controller	April 8, 2004
(Joseph W. Adelhardt)		(Principal Accounting Officer)

/s/ William J. Begley		Director *	April 8, 2004
(William J. Begley)

/s/ Daniel H. Fitzgerald		Director *	April 8, 2004
(Daniel H. Fitzgerald)

/s/ Eugene M. Freedman		Director *	April 8, 2004
(Eugene M. Freedman)

/s/ James L. Moody, Jr.		Director *	April 8, 2004
(James L. Moody, Jr.)

/s/ Steven L. Volla		Director, Chairman *	April 8, 2004
(Steven L. Volla)

*By:	/s/ Marc A. Strassler
(Marc A. Strassler) Attorney-in-Fact

Exhibit Index

Exhibit Number	Document Name

2.1

Plan of Reorganization (incorporated by reference from the Company’s Registration Statement on Form S-1, as filed with the SEC on October 19, 2000, File No. 333-46882 (the “2000 Registration Statement”)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from the 2000 Registration Statement).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2003).

4.1

Indenture, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Associate, Trustee (incorporated by reference from the Company’s Registration Statement as filed with the SEC on March 11, 2002, File No. 333-84102 (the “2002 Form S-4”)).

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

10.2

First Amended and Restated Supply Agreement among the Company, Plainbridge and C&S dated as of January 29, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

10.3

Employment Agreement dated February 1, 1999 between the Company and Harvey Gutman (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the “2000 Annual Report”)).

10.4

Employment Agreement between the Company and Robert Joyce dated February 1, 1999 (incorporated by reference from the Solicitation/Recommendation Statement of Holdings on Form 14D-9 filed with the SEC on March 16, 1999).

10.5

Amended and Restated Employment Agreement dated as of November 20, 2002 between Eileen Scott and the Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (the “Third 2002 Quarterly Report”)).

10.6	Amended and Restated Employment Agreement dated as of November 20, 2002 between Frank Vitrano and the Company (incorporated by reference from the Third 2002 Quarterly Report).

Exhibit Number	Document Name

10.7

Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Harvey Gutman (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the “1999 Annual Report”)).

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

10.15

Supplemental Retirement Agreement dated June 1, 1994 between the Company and Harvey Gutman (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the “1994 Annual Report”)).

10.16	Supplemental Retirement Agreement dated June 1, 1994 between the Company and Robert Joyce (incorporated by reference from the 1994 Annual Report).

10.17	Supplemental Retirement Agreement dated March 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).

10.18	Supplemental Retirement Agreement dated March 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 1999 Annual Report).

10.19

2000 Employee Equity Plan (the “Employee Plan”) as amended as of June 13, 2002 (incorporated by reference from the Company’s Registration Statement on Form S-4 as filed with the SEC on October 17, 2003, File No. 333-109812.

10.20

2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”) as amended and restated as of March 29, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2001).

Exhibit Number	Document Name
10.21	Amendment No. 1 to the Employee Plan (incorporated by reference from the Company’s Proxy Statement as filed with the SEC on May 5, 2003 (the “2003 Proxy Statement”)).

10.22	Amendment No. 1 to the Directors’ Plan (incorporated by reference from the 2003 Proxy Statement).

*10.23	Amendment No. 2 to the Employee Plan.

10.24	2001 Executive Incentive Plan for Executive Officers, effective June 14, 2001 (incorporated by reference from the Company’s Proxy Statement as filed with the SEC on May 4, 2001).

10.25	Registration Rights Agreement (incorporated by reference from the 2000 Registration Statement).

10.26	Warrant Agreement (incorporated by reference from the 2000 Registration Statement).

10.27

Credit Agreement among the Company, Lenders party thereto and the Chase Manhattan Bank as Administrative Agent (the “Agent”) dated September 19, 2000 (incorporated by reference from the 2000 Registration Statement).

10.28	Amendment No. 1 to the Credit Agreement among the Company, Lenders party thereto and the Agent, dated January 17, 2002 (incorporated by reference from the 2002 Form S-4).

10.29	Amendment No. 2 to the Credit Agreement among the Company, Lenders party thereto and the Agent, dated November 1, 2002 (incorporated by reference from the Third 2002 Quarterly Report).

10.30

Amendment No. 3 to the Credit Agreement among the Company, Lenders party thereto and the Agent, dated January 28, 2003 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	List of Subsidiaries

*23.1	Consent of Deloitte & Touche LLP, independent auditors.

*24.1	Power of Attorney for James L. Moody, Jr.

*31.1	Certification of Eileen R. Scott, under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

*31.2	Certification of Frank G. Vitrano, under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

*32.1	Certification of Eileen R. Scott, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*      Filed herewith