Form 10-Q
period 2004-05-01
PATHMARK STORES INC
filed 2004-06-08
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended May 1, 2004	Commission File Number 1-5287

Pathmark Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2879612 (I.R.S. Employer Identification No.)
200 Milik Street Carteret, New Jersey (Address of principal executive office)	07008 (Zip Code)
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

Yes ☒                        No ☐

        As of June 1, 2004, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended
	May 1, 2004	May 3, 2003

Sales	$990.1	$1,004.7
Cost of goods sold	(710.7)	(718.9)

Gross profit	279.4	285.8
Selling, general and administrative expenses	(244.6)	(246.2)
Depreciation and amortization	(21.5)	(21.2)

Operating earnings	13.3	18.4
Interest expense	(16.5)	(16.9)

Earnings (loss) before income taxes	(3.2)	1.5
Income tax benefit (provision)	1.4	(0.6)

Net earnings (loss)	$(1.8)	$0.9

Weighted average number of shares outstanding – basic	30.1	30.1

Weighted average number of shares outstanding – diluted	30.1	30.3

Net earnings (loss) per share – basic and diluted	$(0.06)	$0.03

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	(Unaudited) May 1, 2004	January 31, 2004
ASSETS
Current assets
Cash	$11.8	$8.9
Accounts receivable, net	20.6	21.2
Merchandise inventories	200.9	185.8
Due from suppliers	66.1	81.3
Other current assets	27.6	33.4

Total current assets	327.0	330.6
Property and equipment, net	586.9	584.5
Goodwill	438.5	434.0
Other noncurrent assets	180.0	171.8

Total assets	$1,532.4	$1,520.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93.8	$87.2
Current maturities of long-term debt	22.0	7.1
Current portion of lease obligations	16.4	17.6
Other accrued expenses and other current liabilities	143.6	148.2

Total current liabilities	275.8	260.1
Long-term debt	421.0	421.3
Long-term lease obligations	182.8	178.9
Deferred income taxes	91.1	93.6
Other noncurrent liabilities	188.5	192.0

Total liabilities	1,159.2	1,145.9

Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares
at May 1, 2004 and at January 31, 2004
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(291.5)	(289.7)
Accumulated other comprehensive loss	(2.8)	(2.8)
Treasury stock, at cost: 28,318 shares at May 1, 2004 and
at January 31, 2004	(0.7)	(0.7)

Total stockholders' equity	373.2	375.0

Total liabilities and stockholders' equity	$1,532.4	$1,520.9

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Operating Activities
Net earnings (loss)	$(1.8)	$0.9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21.5	21.2
Amortization of deferred financing costs	0.5	0.6
Gain on sale of real estate	(1.2)	(1.6)
Deferred income tax provision	(2.3)	0.3
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	0.6	(0.2)
Merchandise inventories	(13.7)	(13.9)
Due from suppliers	15.2	5.7
Other current assets	2.7	0.9
Other noncurrent assets	(1.9)	(1.0)
Accounts payable	6.6	(1.1)
Accrued interest	(7.2)	(3.8)
Other accrued expenses and other current liabilities	2.6	8.6
Other	(4.4)	(3.2)

Cash provided by operating activities	17.2	13.4

Investing Activities
Capital expenditures, including technology investments	(22.1)	(7.9)
Acquisition of Community Supermarket Corporation	(4.5)	—
Proceeds from sale of real estate	2.5	3.0

Cash used for investing activities	(24.1)	(4.9)

Financing Activities
Borrowings (repayments) under the working capital facility, net	15.9	(1.2)
Repayments of capital lease obligations	(3.9)	(3.8)
Repayments of other debt, net	(2.2)	(1.2)
Proceeds from lease financings	—	1.8
Repayments of the term loan	—	(0.2)

Cash provided by (used for) financing activities	9.8	(4.6)

Increase in cash	2.9	3.9
Cash at beginning of period	8.9	11.3

Cash at end of period	$11.8	$15.2

Supplemental Disclosures of Cash Flow Information
Interest paid	$23.3	$20.1

Income taxes paid	$0.7	$0.4

Noncash Investing and Financing Activities
Capital lease obligations incurred	$8.8	$5.1

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

          Business. Pathmark Stores, Inc. (the "Company" or "Pathmark") operated 142 supermarkets as of May 1, 2004, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

          Basis of Presentation. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

          Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

          Stock-Based Compensation. The Company accounts for stock-based compensation plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price of all stock options granted under the Company’s stock-based compensation plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation expense is recognized in the Company’s operating results.

          The following pro forma disclosure illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (in millions, except per share amounts):

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net earnings (loss), as reported	$(1.8)	$0.9
Less: stock-based compensation expense, net of related tax effect	(1.1)	(1.0)

Net loss, pro forma	$(2.9)	$(0.1)

Weighted average number of shares outstanding - basic	30.1	30.1

Weighted average number of shares outstanding - diluted	30.1	30.3

Net earnings (loss) per share - basic and diluted, as reported	$(0.06)	$0.03
Less: stock-based compensation expense, net of related tax effect	(0.04)	(0.03)

Net loss per share - basic and diluted, pro forma	$(0.10)	$—

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 2. Long-Term Debt

          Long-term debt is comprised of the following (in millions):

	May 1, 2004	January 31, 2004
Senior subordinated notes	$353.7	$353.9
Term loan	45.8	45.8
Working capital facility	20.4	4.5
Mortgages	21.3	21.4
Other debt	1.8	2.8

Total debt	443.0	428.4
Less: current maturities and the working capital facility	(22.0)	(7.1)

Long-term debt	$421.0	$421.3

          The Company was in compliance with all debt covenants as of May 1, 2004.

Note 3. Interest Expense

          Interest expense is comprised of the following (in millions):

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Senior subordinated notes	$7.7	$4.4
Term loan	0.6	4.4
Working capital facility	0.5	0.4
Mortgages	0.4	0.4
Lease obligations	5.1	5.2
Amortization of deferred financing costs	0.5	0.6
Other	1.7	1.5

Interest expense	$16.5	$16.9

Note 4. Comprehensive Earnings (Loss)

          Comprehensive earnings (loss) is comprised of the following (in millions):

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net earnings (loss)	$(1.8)	$0.9
Other comprehensive earnings:
Unrealized gain on cash flow hedge, net of tax	—	0.3

Comprehensive earnings (loss)	$(1.8)	$1.2

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 5. Guarantees

          In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of January 31, 2004, 68 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $121.5 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of May 1, 2004 of approximately $2.8 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with Assigned Leases assigned after December 31, 2002.

Note 6. Benefits

          The Company sponsors a qualified pension plan and several nonqualified pension plans for its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic cost (cost reduction) are as follows (in millions):

	Pension Benefits for the 13 Weeks Ended		Other Postretirement Benefits for the 13 Weeks Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

Service cost	$0.8	$0.8	$0.3	$0.2
Interest cost	3.0	3.0	0.5	0.4
Expected return on plan assets	(5.6)	(5.6)	—	—
Amortization of prior service costs	0.1	—	—	—
Amortization of losses	0.7	0.2	0.2	0.1
Retirement incentive program	—	2.1	—	0.4

Net periodic benefit cost (cost reduction)	$(1.0)	$0.5	$1.0	$1.1

Note 7. Goodwill

          On February 20, 2004, the Company purchased the remaining 67% of the common stock of Community Supermarket Corporation (“CSC”) that it did not already own from the other shareholder for $4.5 million in cash (the “Acquisition”). As a result of the Acquisition, the Company owns 100% of CSC. CSC has been a tenant under a lease for a supermarket in Newark, New Jersey (the “Newark Store”) and prior to the acquisition, had retained the Company to manage the supermarket for it. The Acquisition was accounted for utilizing the purchase method, in which the purchase price was allocated to the fair value of assets acquired and liabilities assumed, and resulted in additional goodwill of $4.5 million. The results of operations of CSC are included in the Company’s consolidated financial statements subsequent to the acquisition date.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 8. Consolidating Financial Information

          The following represents the consolidating financial statements of Pathmark and its 100% owned guarantor and nonguarantor subsidiaries. The guarantor subsidiaries are comprised of seven 100% owned entities, including Pathmark’s distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes.”) The nonguarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended May 1, 2004
Sales	$990.1	$601.8	$—	$(601.8)	$990.1
Cost of goods sold	(711.4)	(601.1)	—	601.8	(710.7)

Gross profit	278.7	0.7	—	—	279.4
Selling, general and administrative expenses	(247.0)	1.5	0.9	—	(244.6)
Depreciation and amortization	(19.4)	(1.8)	(0.3)	—	(21.5)

Operating earnings	12.3	0.4	0.6	—	13.3
Interest expense	(16.0)	(0.1)	(0.4)	—	(16.5)
Equity in earnings of subsidiaries	0.5	—	—	(0.5)	—

Earnings (loss) before income taxes	(3.2)	0.3	0.2	(0.5)	(3.2)
Income tax benefit	1.4	—	—	—	1.4

Net earnings (loss)	$(1.8)	$0.3	$0.2	$(0.5)	$(1.8)

For the 13 Weeks Ended May 3, 2003
Sales	$1,004.7	$608.9	$—	$(608.9)	$1,004.7
Cost of goods sold	(716.4)	(611.4)	—	608.9	(718.9)

Gross profit (loss)	288.3	(2.5)	—	—	285.8
Selling, general and administrative expenses	(248.4)	1.3	0.9	—	(246.2)
Depreciation and amortization	(19.0)	(1.8)	(0.4)	—	(21.2)

Operating earnings (loss)	20.9	(3.0)	0.5	—	18.4
Interest expense	(16.3)	(0.2)	(0.4)	—	(16.9)
Equity in loss of subsidiaries	(3.1)	—	—	3.1	—

Earnings (loss) before income taxes	1.5	(3.2)	0.1	3.1	1.5
Income tax provision	(0.6)	—	—	—	(0.6)

Net earnings (loss)	$0.9	$(3.2)	$0.1	$3.1	$0.9

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 8. Consolidating Financial Information — (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of May 1, 2004
Merchandise inventories	$175.8	$25.1	$—	$—	$200.9
Other current assets	122.7	2.9	0.5	—	126.1

Total current assets	298.5	28.0	0.5	—	327.0
Property and equipment, net	493.9	64.2	28.8	—	586.9
Goodwill	438.5	—	—	—	438.5
Investment in subsidiaries	58.7	—	—	(58.7)	—
Other noncurrent assets	179.3	—	0.7	—	180.0

Total assets	$1,468.9	$92.2	$30.0	$(58.7)	$1,532.4

Accounts payable	$73.9	$19.9	$—	$—	$93.8
Other current liabilities	178.8	2.5	0.7	—	182.0

Total current liabilities	252.7	22.4	0.7	—	275.8
Long-term debt	400.2	—	20.8	—	421.0
Long-term lease obligations	173.0	9.8	—	—	182.8
Other noncurrent liabilities	269.8	9.8	—	—	279.6

Total liabilities	1,095.7	42.0	21.5	—	1,159.2
Stockholders’ equity	373.2	50.2	8.5	(58.7)	373.2

Total liabilities and stockholders’ equity	$1,468.9	$92.2	$30.0	$(58.7)	$1,532.4

As of January 31, 2004
Merchandise inventories	$163.5	$22.3	$—	$—	$185.8
Other current assets	141.5	3.0	0.3	—	144.8

Total current assets	305.0	25.3	0.3	—	330.6
Property and equipment, net	496.1	59.3	29.1	—	584.5
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	58.2	—	—	(58.2)	—
Other noncurrent assets	171.1	—	0.7	—	171.8

Total assets	$1,464.4	$84.6	$30.1	$(58.2)	$1,520.9

Accounts payable	$80.0	$7.2	$—	$—	$87.2
Other current liabilities	168.6	3.6	0.7	—	172.9

Total current liabilities	248.6	10.8	0.7	—	260.1
Long-term debt	400.4	—	20.9	—	421.3
Long-term lease obligations	176.1	2.8	—	—	178.9
Other noncurrent liabilities	264.5	21.1	—	—	285.6

Total liabilities	1,089.6	34.7	21.6	—	1,145.9
Stockholders’ equity	374.8	49.9	8.5	(58.2)	375.0

Total liabilities and stockholders’ equity	$1,464.4	$84.6	$30.1	$(58.2)	$1,520.9

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 8. Consolidating Financial Information — (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 13 Weeks Ended May 1, 2004
Operating Activities
Cash provided by operating activities	$12.6	$4.2	$0.4	$—	$17.2

Investing Activities
Capital expenditures, including technology
investments	(19.6)	(2.4)	(0.1)	—	(22.1)
Acquisition of Community Supermarket Corporation	(4.5)	—	—	—	(4.5)
Proceeds from sale of real estate	2.5	—	—	—	2.5

Cash used for investing activities	(21.6)	(2.4)	(0.1)	—	(24.1)

Financing Activities
Borrowings under the working capital facility, net	15.9	—	—	—	15.9
Repayments of capital lease obligations	(2.1)	(1.8)	—	—	(3.9)
Repayments of other debt, net	(2.1)	—	(0.1)	—	(2.2)
Intercompany equity transactions	0.2	—	(0.2)	—	—

Cash provided by (used for) financing activities	11.9	(1.8)	(0.3)	—	9.8

Increase in cash	2.9	—	—	—	2.9
Cash at beginning at period	8.7	—	0.2	—	8.9

Cash at end of period	$11.6	$—	$0.2	$—	$11.8

For the 13 Weeks Ended May 3, 2003
Operating Activities
Cash provided by operating activities	$12.4	$0.7	$0.3	$—	$13.4

Investing Activities
Capital expenditures, including technology
investments	(7.9)	—	—	—	(7.9)
Proceeds from sale of real estate	3.0	—	—	—	3.0

Cash used for investing activities	(4.9)	—	—	—	(4.9)

Financing Activities
Repayments of capital lease obligations	(3.1)	(0.7)	—	—	(3.8)
Proceeds from lease financings	1.8	—	—	—	1.8
Borrowings under the working capital facility, net	(1.2)	—	—	—	(1.2)
Repayments of other debt, net	(1.1)	—	(0.1)	—	(1.2)
Repayments of the term loan	(0.2)	—	—	—	(0.2)
Intercompany equity transactions	0.2	—	(0.2)	—	—

Cash used for financing activities	(3.6)	(0.7)	(0.3)	—	(4.6)

Increase in cash	3.9	—	—	—	3.9
Cash at beginning at period	11.0	—	0.3	—	11.3

Cash at end of period	$14.9	$—	$0.3	$—	$15.2

Pathmark Stores, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended
	May 1, 2004		May 3, 2003
	Amount	%	Amount	%
Sales	$990.1	100.0%	$1,004.7	100.0%

Gross profit	$279.4	28.2%	$285.8	28.4%
Selling, general and administrative expenses	(244.6)	(24.7)	(246.2)	(24.5)
Depreciation and amortization	(21.5)	(2.2)	(21.2)	(2.1)

Operating earnings	13.3	1.3	18.4	1.8
Interest expense	(16.5)	(1.6)	(16.9)	(1.7)

Earnings (loss) before income taxes	(3.2)	(0.3)	1.5	0.1
Income tax benefit (provision)	1.4	0.1	(0.6)	—

Net earnings (loss)	$(1.8)	(0.2)%	$0.9	0.1%

          Sales. Sales in the first quarter of fiscal 2004 were $990.1 million, down 1.5% from $1,004.7 million in the first quarter of fiscal 2003. The sales decrease in the first quarter of fiscal 2004 was primarily due to a 1.4% decrease in same-store sales (stores open the entire first quarter in both fiscal 2004 and fiscal 2003, including replacement stores and enlargements) and closed stores, partially offset by new stores. We believe sales during the first quarter of fiscal 2004 were negatively impacted by customer resistance to price increases caused by steep inflation in certain categories, including beef, poultry, pork, butter and cheese as well as unproductive sales promotions. The Company operated 142 stores and 144 stores at the end of the first quarters of fiscal 2004 and fiscal 2003, respectively.

          Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the first quarter of fiscal 2004 was $279.4 million or 28.2% of sales compared to $285.8 million or 28.4% of sales in the first quarter of fiscal 2003. The decrease in gross profit in the first quarter of fiscal 2004 was primarily due to lower sales, unproductive sales promotions and the inability to pass on the full cost of increases in wholesale prices.

          Selling, General and Administrative Expenses (“SG&A”). SG&A in the first quarter of fiscal 2004 was $244.6 million or 24.7% of sales compared to $246.2 million or 24.5% of sales in the first quarter of fiscal 2003. SG&A in the first quarter of fiscal 2003 included a charge of $5.1 million related to a labor buyout program in some of our stores and a headcount reduction program in our corporate office. Excluding this $5.1 million charge in the first quarter of fiscal 2003, SG&A in the first quarter of fiscal 2004 increased compared to the first quarter of fiscal 2003 by $3.5 million primarily due to higher payroll, medical and pension expenses, partially offset by lower snow removal costs.

          Depreciation and Amortization. Depreciation and amortization in the first quarter of fiscal 2004 was $21.5 million compared to $21.2 million in the first quarter of fiscal 2003. The increase in depreciation and amortization expense in the first quarter of fiscal 2004 was primarily due to an increase in related property and equipment.

Pathmark Stores, Inc.

          Operating Earnings. Operating earnings in the first quarter of fiscal 2004 were $13.3 million compared to $18.4 million in the first quarter of fiscal 2003. The decrease in operating earnings in the first quarter of fiscal 2004 was primarily due to lower sales and lower gross profit.

          Interest Expense. Interest expense was $16.5 million in the first quarter of fiscal 2004 compared to $16.9 million in the first quarter of fiscal 2003. The decrease in interest expense in the first quarter of fiscal 2004 was primarily due to lower interest rates.

          Income Tax Benefit (Provision). The income tax benefit of $1.4 million in the first quarter of fiscal 2004 is based on an effective tax rate of 43.5% expected to be applicable for fiscal 2004. The effective tax rate increased in the first quarter of fiscal 2004 due to the expiration of the Work Opportunity Tax Credit (“WOTC”) on December 31, 2003. If pending WOTC legislation is passed retroactive to the beginning of 2004, the effective tax rate for fiscal 2004 would be 40.4%. The income tax provision of $0.6 million in first quarter of fiscal 2003 was based on an effective income tax rate of 40.3%.

          Summary of Operations. The net loss of $1.8 million in the first quarter of fiscal 2004 compared to net earnings of $0.9 million in the first quarter of fiscal 2003 was primarily due to a decrease in operating earnings, partially offset by lower interest expenses and an income tax benefit compared to an income tax provision in the prior year’s first quarter.

Liquidity and Capital Resources

          Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Cash provided by (used for):
Operating activities	$17.2	$13.4
Investing activities	(24.1)	(4.9)
Financing activities	9.8	(4.6)

          The increase in cash provided by operating activities was primarily due to increased collections of supplier receivables, partially offset by higher cash interest payments related to the Senior Subordinated Notes. The increase in cash used for investing activities was primarily due to higher capital expenditures and the acquisition of CSC. The increase in cash provided by financing activities was primarily due to increased borrowings under the working capital facility.

          Debt Service and Liquidity. We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes which pay cash interest semi-annually on February 1 and August 1. The Senior Subordinated Notes restrict our ability to declare cash dividends on our common stock. We were in compliance with all related covenants as of May 1, 2004.

          The credit agreement (the “Credit Agreement”) consists of a term loan (the “Term Loan”) and a $175 million revolving working capital facility (the “Working Capital Facility”) (including a maximum of $125 million in letters of credit). As of May 1, 2004, borrowings under the Term Loan and the Working Capital Facility were $45.8 million and $20.4 million, respectively and outstanding letters of credit were $56.9 million. The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations and warranties, material covenant defaults, certain events of bankruptcy and insolvency, and a change of control. In addition, the Credit Agreement prohibits the payment of cash dividends. We were in compliance with all covenants in the Credit Agreement as of May 1, 2004.

Pathmark Stores, Inc.

          Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus an applicable margin, subject to decrease, depending on the total debt to consolidated EBITDA ratio. Borrowings under the Working Capital Facility and the Term Loan bear interest at rates of LIBOR + 3.5% and LIBOR + 4.5%, respectively. We are required to repay a portion of the borrowing under the Term Loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The Working Capital Facility expires on July 15, 2005. The weighted-average interest rate in effect on all borrowings under the Term Loan was 5.7% during the first quarter of fiscal 2004.

          As of May 1, 2004, our remaining Term Loan balance was payable as follows (in millions):

Fiscal Years	Principal Payments

2004	$0.1
2005	11.5
2006	22.8
2007	11.4

Total	$45.8

          All of the obligations under the Credit Agreement are guaranteed by the Company’s 100% owned subsidiaries, except our nonguarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leased to Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

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

          Market Risk. Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $45.8 million on May 1, 2004. On May 1, 2004, the interest rate in effect on all borrowings under our Term Loan was 5.6%. A 1% change in interest rates applied to the $45.8 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.5 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations.

          The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Pathmark Stores, Inc.

          Capital Expenditures. Total investment in the first quarter of fiscal 2004 was $35.4 million, which was comprised of capital expenditures of $22.1 million, the Acquisition for $4.5 million and capital leases of $8.8 million compared to capital expenditures of $13.0 million in the first quarter of fiscal 2003. During the first quarter of fiscal 2004, we acquired the Newark Store, renovated four stores and closed one store. During the remainder of fiscal 2004, we expect to open one new store and complete 16 store renovations. Capital expenditures for fiscal 2004, including property acquired under capital leases, the Acquisition and technology investments, are expected to be approximately $95 million.

Critical Accounting Policies

          Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 31, 2004 are those that depend most heavily on these judgments and estimates. As of May 1, 2004, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncements

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefit, an amendment of SFAS No. 87, 88 and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces, about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Effective with fiscal 2003 year-end reporting, the required information was provided separately for pension plans and for other postretirement benefit plans. Effective with fiscal 2004 quarterly reporting, the required information is provided separately for pension plans and for other postretirement benefit plans for the 13 weeks ended May 1, 2004 and May 3, 2003, respectively. The adoption of SFAS No. 132 (revised 2003) did not have an impact on our financial position or results of operations.

          In May 2004, the staff of the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the “Subsidy”). The guidance in this FSP related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. We are currently investigating the impact of FSP No. FAS 106-2‘s initial recognition, measurement and disclosure provisions on our financial statements.

Pathmark Stores, Inc.

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
  reliance on third-party suppliers;
  our ability to successfully implement our operating, marketing, renovation and expansion strategies; and
  natural disasters.

          For a discussion of these factors, see Item I — Business — Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the year ended January 31, 2004.

Item 4. Controls and Procedures

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of May 1, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of May 1, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

          There has been no change during the Company’s fiscal quarter ended May 1, 2004 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Pathmark Stores, Inc.

Part II. Other Information

Item 6. Exhibits and Report on Form 8-K

1)	Exhibits:

3.1:	Amended and Restated By-Laws of the Company.

10.1	Amendment Number 1 to Supplemental Retirement Agreement, dated as of March 1, 2000, between the Company and Eileen R. Scott.

10.2	Amendment Number 1 to Supplemental Retirement Agreement, dated as of March 1, 2000, between the Company and Frank G. Vitrano.

31.1:	Certification of Eileen R. Scott, under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2:	Certification of Frank G. Vitrano, under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1:	Certification of Eileen R. Scott, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2:	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

2)	Report on Form 8-K:

On April 2, 2004, we furnished a Current Report on Form 8-K to the SEC under Item 12 containing our press release dated April 2, 2004, attached thereto as Exhibit 99.1.

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

Date: June 7, 2004