Form 10-Q
period 2004-07-31
PATHMARK STORES INC
filed 2004-09-09
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2004	Commission File Number 1-5287

Pathmark Stores, Inc.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2879612 (I.R.S. Employer Identification No.)
200 Milik Street Carteret, New Jersey (Address of principal executive office)	07008 (Zip Code)
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

Yes ☒                        No ☐

        As of September 1, 2004, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$1,011.7	$995.6	$2,001.8	$2,000.3
Cost of goods sold	(728.0)	(713.9)	(1,438.7)	(1,432.8)

Gross profit	283.7	281.7	563.1	567.5
Selling, general and administrative expenses	(248.2)	(232.5)	(492.8)	(478.7)
Depreciation and amortization	(21.5)	(21.3)	(43.0)	(42.5)

Operating earnings	14.0	27.9	27.3	46.3
Interest expense	(16.3)	(17.5)	(32.8)	(34.4)

Earnings (loss) before income taxes	(2.3)	10.4	(5.5)	11.9
Income tax benefit (provision)	0.7	(4.2)	2.1	(4.8)

Net earnings (loss)	$(1.6)	$6.2	$(3.4)	$7.1

Weighted average number of shares outstanding – basic	30.1	30.1	30.1	30.1

Weighted average number of shares outstanding – diluted	30.1	30.4	30.1	30.4

Net earnings (loss) per share – basic and diluted	$(0.05)	$0.21	$(0.11)	$0.24

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	(Unaudited) July 31, 2004	January 31, 2004
ASSETS
Current assets
Cash	$10.7	$8.9
Accounts receivable, net	19.5	21.2
Merchandise inventories	191.2	185.8
Due from suppliers	63.4	81.3
Other current assets	30.8	33.4

Total current assets	315.6	330.6
Property and equipment, net	590.2	584.5
Goodwill	438.5	434.0
Other noncurrent assets	185.3	171.8

Total assets	$1,529.6	$1,520.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89.4	$87.2
Current maturities of long-term debt	27.5	7.1
Current portion of lease obligations	15.7	17.6
Accrued expenses and other current liabilities	146.0	148.2

Total current liabilities	278.6	260.1
Long-term debt	420.7	421.3
Long-term lease obligations	185.0	178.9
Deferred income taxes	89.6	93.6
Other noncurrent liabilities	184.1	192.0

Total liabilities	1,158.0	1,145.9

Stockholders’ equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares at July 31, 2004 and at January 31, 2004
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(293.1)	(289.7)
Accumulated other comprehensive loss	(2.8)	(2.8)
Treasury stock, at cost: 28,318 shares at July 31, 2004 and at January 31, 2004	(0.7)	(0.7)

Total stockholders’ equity	371.6	375.0

Total liabilities and stockholders’ equity	$1,529.6	$1,520.9

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	26 Weeks Ended
	July 31, 2004	August 2, 2003
Operating Activities
Net earnings (loss)	$(3.4)	$7.1
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	43.0	42.5
Amortization of deferred financing costs	1.0	1.6
Gain on sale of real estate	(1.2)	(13.7)
Deferred income tax provision (benefit)	(3.9)	4.1
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	1.7	0.5
Merchandise inventories	(4.0)	0.4
Due from suppliers	17.9	5.7
Other current assets	(0.5)	0.5
Other noncurrent assets	(4.2)	(4.1)
Accounts payable	2.2	7.9
Accrued interest	1.2	(7.5)
Other accrued expenses and other current liabilities	(3.4)	(4.7)
Other noncurrent liabilities	(9.1)	(1.4)

Cash provided by operating activities	37.3	38.9

Investing Activities
Capital expenditures, including technology investments	(44.9)	(25.5)
Acquisition of Community Supermarket Corporation	(4.5)	—
Proceeds from the sale of real estate	2.5	17.3

Cash used for investing activities	(46.9)	(8.2)

Financing Activities
Borrowings (repayments) under the working capital facility, net	21.1	(1.0)
Repayments of capital lease obligations	(7.6)	(10.2)
Repayments of other debt, net	(2.0)	(0.5)
Repayments of the term loan	(0.1)	(18.4)
Proceeds from lease financings	—	1.8

Cash provided by (used for) financing activities	11.4	(28.3)

Increase in cash	1.8	2.4
Cash at beginning of period	8.9	11.3

Cash at end of period	$10.7	$13.7

Supplemental Disclosures of Cash Flow Information
Interest paid	$31.0	$40.2

Income taxes paid	$3.2	$5.4

Noncash Investing and Financing Activities
Capital lease obligations incurred	$15.1	$5.3

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

          Business. Pathmark Stores, Inc. (the "Company" or "Pathmark") operated 142 supermarkets as of July 31, 2004, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

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

Note 2. Stock-Based Compensation

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

          The following pro forma disclosure illustrates the effect on net earnings (loss) and net earnings (loss) per share as if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s (the “FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (in millions, except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net earnings (loss), as reported	$(1.6)	$6.2	$(3.4)	$7.1
Less: stock-based compensation expense, net of related tax effect	(0.9)	(1.0)	(2.0)	(2.0)

Net earnings (loss), pro forma	$(2.5)	$5.2	$(5.4)	$5.1

Weighted average number of shares outstanding – basic	30.1	30.1	30.1	30.1

Weighted average number of shares outstanding – diluted	30.1	30.4	30.1	30.4

Net earnings (loss) per share – basic and diluted, as reported	$(0.05)	$0.21	$(0.11)	$0.24
Less: stock-based compensation expense, net of related tax effect	(0.03)	(0.04)	(0.07)	(0.07)

Net earnings (loss) per share - basic and diluted, pro forma	$(0.08)	$0.17	$(0.18)	$0.17

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 3. Long-Term Debt

          Long-term debt is comprised of the following (in millions):

	July 31, 2004	January 31, 2004
Senior subordinated notes	$353.6	$353.9
Term loan	45.7	45.8
Working capital facility	25.6	4.5
Mortgages	21.2	21.4
Other debt	2.1	2.8

Total debt	448.2	428.4
Less: current maturities and the working capital facility	(27.5)	(7.1)

Long-term debt	$420.7	$421.3

          The Company’s credit agreement (the “Credit Agreement”) consists of a term loan and a $175 million revolving working capital facility (including a maximum of $125 million in letters of credit). The Company was in compliance with all Credit Agreement covenants as of July 31, 2004. Based on management’s operating projections for the second half of fiscal 2004, it is probable that at the end of the third quarter we will not be in compliance with certain covenants in the Credit Agreement for the four-fiscal quarters ending October 30, 2004, which would be an Event of Default under the Credit Agreement. However, one of the lenders in our current bank group has agreed to use its best efforts to arrange for commitments for a facility to completely refinance the Credit Agreement on or before October 8, 2004. If we complete our refinancing by the end of the third quarter of fiscal 2004, we believe that cash flows generated from operations, supplemented by the availability of capital lease financing and unused borrowing capacity under a new revolving credit agreement, would be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program for the foreseeable future. There can be no assurance, however, that we will be able to complete our planned refinancing of the Credit Agreement prior to the end of the third quarter or, if we cannot, that our business will be able to generate cash flow above current levels sufficient to meet required covenant levels under the Credit Agreement. Should we be unable to timely complete our planned refinancing, we will initiate discussions with the Credit Agreement lenders to seek relief in connection with our financial covenants.

          The Company has outstanding $350 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”) which pay cash interest semi-annually on February 1 and August 1. The Indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. The Company was in compliance with all related covenants as of July 31, 2004. An Event of Default under the Credit Agreement would not constitute an Event of Default under the Indenture unless and until the Credit Agreement lenders accelerate payment thereunder. There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 4. Interest Expense

          Interest expense is comprised of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Senior subordinated notes	$7.6	$4.4	$15.3	$8.8
Term loan	0.7	4.2	1.3	8.6
Working capital facility	0.5	0.4	1.0	0.8
Mortgages	0.4	0.4	0.8	0.8
Lease obligations	5.0	5.1	10.1	10.3
Amortization of deferred financing costs	0.5	1.0	1.0	1.6
Other	1.6	2.0	3.3	3.5

Interest expense	$16.3	$17.5	$32.8	$34.4

          The amortization of deferred financing costs includes $0.5 million in the 13 weeks and 26 weeks ended August 2, 2003 related to the write-off of deferred financing costs resulting from a prepayment of the term loan.

Note 5. Comprehensive Earnings (Loss)

          Comprehensive earnings (loss) is comprised of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net earnings (loss)	$(1.6)	$6.2	$(3.4)	$7.1
Other comprehensive earnings:
Unrealized gain on cash flow hedge, net of tax	—	0.7	—	1.0

Comprehensive earnings (loss)	$(1.6)	$6.9	$(3.4)	$8.1

Note 6. Guarantees

          In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of July 31, 2004, 67 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $117.6 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of July 31, 2004 of approximately $2.7 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with Assigned Leases assigned after December 31, 2002.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 7. Benefits

          The Company sponsors a qualified pension plan and several nonqualified pension plans for its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

          Pension Benefits:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$0.9	$0.8	$1.7	$1.6
Interest cost	3.1	3.0	6.1	6.0
Expected return on plan assets	(5.6)	(5.5)	(11.2)	(11.1)
Amortization of prior service costs	—	—	0.1	—
Amortization of losses	0.7	0.1	1.4	0.3
Retirement incentive program	—	—	—	2.1

Net periodic benefit cost reduction	$(0.9)	$(1.6)	$(1.9)	$(1.1)

          Other Postretirement Benefits:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	0.5	0.4	0.9	0.8
Amortization of losses	0.2	—	0.4	0.1
Retirement incentive program	—	—	—	0.4

Net periodic benefit cost	$0.9	$0.5	$1.7	$1.6

          In May 2004, the staff of the FASB, issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP No. FAS 106-1 allowed companies to either assess the effect of the Act on their retirement-related benefit costs and obligations or to defer accounting for the effects of the Act until authoritative guidance was issued. The Company elected to defer any accounting for the effects of the Act pursuant to FSP No. FAS 106-1 and made that election in its fiscal quarter ended May 1, 2004, the first period in which the plan’s accounting for the effects of the Act normally would have been reflected in the Company’s financial statements. The Company and its actuarial advisors determined that benefits provided by the plan as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to the federal subsidy. The Company performed a measurement of the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) as of January 1, 2004, the date that followed the enactment of the Act.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 7. Benefits – (Continued)

          The Company has elected to early adopt the provisions of FSP No. FAS 106-2 for its second quarter ended July 31, 2004, and has incorporated the required disclosure provisions into its financial statements. The Company’s APBO as of the beginning of this fiscal year decreased by $4.5 million as a result of the Act. This change in the APBO due to the Act is considered an actuarial gain. In measuring the $4.5 million APBO impact of the Act, the Company projected that its prescription drug per capita plan costs would, effective on January 1, 2006, decrease by 20% on average for members of one of its collective-bargaining units as a result of the federal subsidy and that the Company would use the federal subsidy to offset plan costs in order to establish retiree contributions, and there would be no change in participation rates. In measuring the impact of the Act, the Company projected that all current and future retirees of one of its collective-bargaining units would receive prescription drug benefits that are at least actuarially equivalent (as defined in the Act) to Medicare Part D. The Company based this on a comparison of the value of the prescription drug plan (net of retiree contribution) compared to Medicare Part D (net of retiree premium), using an actuarial model of prescription drug expenses for employer-sponsored medical plans. The effect of applying FSP No. FAS 106-2 had no cumulative effect on the Company’s retained earnings as of January 31, 2004. Accordingly, in applying the guidance in SFAS No. 3, the Company reported net periodic benefit costs of $350,000 for the first six months of fiscal 2004 representing half of the $0.7 million annual reduction under the Act. Had the effect of FSP No. FAS 106-2 been applied retroactively to the beginning of fiscal 2004, net periodic benefit cost for each of the fiscal quarters ended July 31, 2004 and May 1, 2004 would have been reduced by $0.2 million.

Note 8. Goodwill

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

Note 9. Subsequent Event

          On August 1, 2004, the Company was forced to close its store in Upper Darby, Pennsylvania because of extensive damage to the store when a creek adjacent to the store’s parking lot overflowed and flooded the store during torrential rains. The Company has insurance coverage, which the Company expects will fully reimburse it for all property damage, product loss, incremental expenses and business interruption incurred during the store closure, less the policy’s $100,000 deductible. As such, the Company does not expect the losses resulting from the store closure to have a material impact on third quarter earnings. The store reopened on September 3, 2004.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 10. Consolidating Financial Information

          The following represents the consolidating financial statements of Pathmark and its 100% owned guarantor and nonguarantor subsidiaries. The guarantor subsidiaries are comprised of eight 100% owned entities, including Pathmark’s distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The nonguarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended July 31, 2004
Sales	$1,011.7	$586.5	$—	$(586.5)	$1,011.7
Cost of goods sold	(725.8)	(588.7)	—	586.5	(728.0)

Gross profit (loss)	285.9	(2.2)	—	—	283.7
Selling, general and administrative expenses	(250.6)	1.5	0.9	—	(248.2)
Depreciation and amortization	(19.6)	(1.5)	(0.4)	—	(21.5)

Operating earnings (loss)	15.7	(2.2)	0.5	—	14.0
Interest expense	(15.7)	(0.2)	(0.4)	—	(16.3)
Equity in loss of subsidiaries	(2.3)	—	—	2.3	—

Earnings (loss) before income taxes	(2.3)	(2.4)	0.1	2.3	(2.3)
Income tax benefit	0.7	—	—	—	0.7

Net earnings (loss)	$(1.6)	$(2.4)	$0.1	$2.3	$(1.6)

For the 13 Weeks Ended August 2, 2003
Sales	$995.6	$573.9	$—	$(573.9)	$995.6
Cost of goods sold	(711.6)	(576.2)	—	573.9	(713.9)

Gross profit (loss)	284.0	(2.3)	—	—	281.7
Selling, general and administrative expenses	(234.7)	1.4	0.8	—	(232.5)
Depreciation and amortization	(19.0)	(1.9)	(0.4)	—	(21.3)

Operating earnings (loss)	30.3	(2.8)	0.4	—	27.9
Interest expense	(16.9)	(0.2)	(0.4)	—	(17.5)
Equity in loss of subsidiaries	(3.0)	—	—	3.0	—

Earnings (loss) before income taxes	10.4	(3.0)	—	3.0	10.4
Income tax provision	(4.2)	—	—	—	(4.2)

Net earnings (loss)	$6.2	$(3.0)	$—	$3.0	$6.2

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 10. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 26 Weeks Ended July 31, 2004
Sales	$2,001.8	$1,188.3	$—	$(1,188.3)	$2,001.8
Cost of goods sold	(1,437.2)	(1,189.8)	—	1,188.3	(1,438.7)

Gross profit (loss)	564.6	(1.5)	—	—	563.1
Selling, general and administrative expenses	(497.7)	3.1	1.8	—	(492.8)
Depreciation and amortization	(38.9)	(3.4)	(0.7)	—	(43.0)

Operating earnings (loss)	28.0	(1.8)	1.1	—	27.3
Interest expense	(31.6)	(0.4)	(0.8)	—	(32.8)
Equity in loss of subsidiaries	(1.9)	—	—	1.9	—

Earnings (loss) before income taxes	(5.5)	(2.2)	0.3	1.9	(5.5)
Income tax benefit	2.1	—	—	—	2.1

Net earnings (loss)	$(3.4)	$(2.2)	$0.3	$1.9	$(3.4)

For the 26 Weeks Ended August 2, 2003
Sales	$2,000.3	$1,182.8	$—	$(1,182.8)	$2,000.3
Cost of goods sold	(1,428.0)	(1,187.6)	—	1,182.8	(1,432.8)

Gross profit (loss)	572.3	(4.8)	—	—	567.5
Selling, general and administrative expenses	(483.1)	2.7	1.7	—	(478.7)
Depreciation and amortization	(38.0)	(3.7)	(0.8)	—	(42.5)

Operating earnings (loss)	51.2	(5.8)	0.9	—	46.3
Interest expense	(33.2)	(0.4)	(0.8)	—	(34.4)
Equity in loss of subsidiaries	(6.1)	—	—	6.1	—

Earnings (loss) before income taxes	11.9	(6.2)	0.1	6.1	11.9
Income tax provision	(4.8)	—	—	—	(4.8)

Net earnings (loss)	$7.1	$(6.2)	$0.1	$6.1	$7.1

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 10. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of July 31, 2004
Merchandise inventories	$168.9	$22.3	$—	$—	$191.2
Other current assets	119.1	4.8	0.5	—	124.4

Total current assets	288.0	27.1	0.5	—	315.6
Property and equipment, net	499.0	61.9	29.3	—	590.2
Goodwill	438.5	—	—	—	438.5
Investment in subsidiaries	56.3	—	—	(56.3)	—
Other noncurrent assets	184.6	—	0.7	—	185.3

Total assets	$1,466.4	$89.0	$30.5	$(56.3)	$1,529.6

Accounts payable	$76.1	$13.3	$—	$—	$89.4
Other current liabilities	186.7	1.7	0.8	—	189.2

Total current liabilities	262.8	15.0	0.8	—	278.6
Long-term debt	400.1	—	20.6	—	420.7
Long-term lease obligations	176.0	9.0	—	—	185.0
Other noncurrent liabilities	256.4	17.3	—	—	273.7

Total liabilities	1,095.3	41.3	21.4	—	1,158.0
Stockholders’ equity	371.1	47.7	9.1	(56.3)	371.6

Total liabilities and stockholders’ equity	$1,466.4	$89.0	$30.5	$(56.3)	$1,529.6

As of January 31, 2004
Merchandise inventories	$163.5	$22.3	$—	$—	$185.8
Other current assets	141.5	3.0	0.3	—	144.8

Total current assets	305.0	25.3	0.3	—	330.6
Property and equipment, net	496.1	59.3	29.1	—	584.5
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	58.2	—	—	(58.2)	—
Other noncurrent assets	171.1	—	0.7	—	171.8

Total assets	$1,464.4	$84.6	$30.1	$(58.2)	$1,520.9

Accounts payable	$80.0	$7.2	$—	$—	$87.2
Other current liabilities	168.6	3.6	0.7	—	172.9

Total current liabilities	248.6	10.8	0.7	—	260.1
Long-term debt	400.4	—	20.9	—	421.3
Long-term lease obligations	176.1	2.8	—	—	178.9
Other noncurrent liabilities	264.5	21.1	—	—	285.6

Total liabilities	1,089.6	34.7	21.6	—	1,145.9
Stockholders’ equity	374.8	49.9	8.5	(58.2)	375.0

Total liabilities and stockholders’ equity	$1,464.4	$84.6	$30.1	$(58.2)	$1,520.9

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Note 10. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 26 Weeks Ended July 31, 2004
Operating Activities
Cash provided by operating activities	$33.9	$2.4	$1.0	$—	$37.3

Investing Activities
Capital expenditures, including technology investments	(43.5)	(0.4)	(1.0)	—	(44.9)
Acquisition of Community Supermarket Corporation	(4.5)	—	—	—	(4.5)
Proceeds from sale of real estate	2.5	—	—	—	2.5

Cash used for investing activities	(45.5)	(0.4)	(1.0)	—	(46.9)

Financing Activities
Borrowings under the working capital facility, net	21.1	—	—	—	21.1
Repayments of capital lease obligations	(5.6)	(2.0)	—	—	(7.6)
Repayments of other debt, net	(1.8)	—	(0.2)	—	(2.0)
Repayments of the term loan	(0.1)	—	—	—	(0.1)
Intercompany equity transactions	(0.3)	—	0.3	—	—

Cash provided by (used for) financing activities	13.3	(2.0)	0.1	—	11.4

Increase in cash	1.7	—	0.1	—	1.8
Cash at beginning at period	8.7	—	0.2	—	8.9

Cash at end of period	$10.4	$—	$0.3	$—	$10.7

For the 26 Weeks Ended August 2, 2003
Operating Activities
Cash provided by operating activities	$36.7	$1.4	$0.8	$—	$38.9

Investing Activities
Capital expenditures, including technology investments	(25.4)	(0.1)	—	—	(25.5)
Proceeds from sale of real estate	17.3	—	—	—	17.3

Cash used for investing activities	(8.1)	(0.1)	—	—	(8.2)

Financing Activities
Repayments of the term loan	(18.4)	—	—	—	(18.4)
Decrease in capital lease obligations	(8.9)	(1.3)	—	—	(10.2)
Borrowings under lease financings	1.8	—	—	—	1.8
Repayments under the working capital facility, net	(1.0)	—	—	—	(1.0)
Repayments of other debt	(0.3)	—	(0.2)	—	(0.5)
Intercompany equity transactions	0.6	—	(0.6)	—	—

Cash used for financing activities	(26.2)	(1.3)	(0.8)	—	(28.3)

Increase in cash	2.4	—	—	—	2.4
Cash at beginning at period	11.0	—	0.3	—	11.3

Cash at end of period	$13.4	$—	$0.3	$—	$13.7

Pathmark Stores, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

          The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$1,011.7	100.0%	$995.6	100.0%	$2,001.8	100.0%	$2,000.3	100.0%

Gross profit	$283.7	28.0%	$281.7	28.3%	$563.1	28.1%	$567.5	28.4%
Selling, general and administrative expenses	(248.2)	(24.5)	(232.5)	(23.3)	(492.8)	(24.6)	(478.7)	(23.9)
Depreciation and amortization	(21.5)	(2.1)	(21.3)	(2.2)	(43.0)	(2.1)	(42.5)	(2.2)

Operating earnings	14.0	1.4	27.9	2.8	27.3	1.4	46.3	2.3
Interest expense	(16.3)	(1.6)	(17.5)	(1.8)	(32.8)	(1.6)	(34.4)	(1.7)

Earnings (loss) before income taxes	(2.3)	(0.2)	10.4	1.0	(5.5)	(0.2)	11.9	0.6
Income tax benefit (provision)	0.7	—	(4.2)	(0.4)	2.1	—	(4.8)	(0.2)

Net earnings (loss)	$(1.6)	(0.2)%	$6.2	0.6%	$(3.4)	(0.2)%	$7.1	0.4%

LIFO charge	$0.3		$0.6		$0.5		$1.0

          Sales. Sales in the second quarter of fiscal 2004 were $1,011.7 million, up 1.6% from $995.6 million in the second quarter of fiscal 2003. The sales increase in the second quarter of fiscal 2004 was primarily due to a 1.3% increase in same-store sales (stores open the entire second quarter in both fiscal 2004 and fiscal 2003, including replacement stores and enlargements) and new stores, partially offset by closed stores. We saw weakening in consumer demand and in our operating performance in the second half of the second quarter. We believe same-store sales in the second quarter of fiscal 2004 benefited from increased promotional spending, offsetting the 1.4% same-store sales decrease in the first quarter of fiscal 2004. Sales in the first six months of fiscal 2004 were $2,001.8 million, up 0.1% from $2,000.3 million in the first six months of fiscal 2003. The sales increase in the first six months of fiscal 2004 was primarily due to new stores, partially offset by a 0.1% decrease in same-store sales and by closed stores. The Company operated 142 stores and 143 stores at the end of the second quarters of fiscal 2004 and fiscal 2003, respectively.

          Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the second quarter of fiscal 2004 was $283.7 million or 28.0% of sales compared to $281.7 million or 28.3% of sales in the second quarter of fiscal 2003. Gross profit in the first six months of fiscal 2004 was $563.1 million or 28.1% of sales compared to $567.5 million or 28.4% of sales in the first six months of fiscal 2003. The decrease in gross profit margin in the second quarter and first six months of fiscal 2004 was primarily due to the inability to pass on the full cost of increases in wholesale prices as well as increased promotional spending.

          Selling, General and Administrative Expenses (“SG&A”). SG&A in the second quarter of fiscal 2004 was $248.2 million or 24.5% of sales compared to $232.5 million or 23.3% of sales in the second quarter of fiscal 2003. SG&A in the second quarter of fiscal 2003 included a $12.1 million gain from the disposition of real estate, partially offset by a $3.0 million charge related to a labor buyout program in some of our stores and a headcount reduction program in our corporate office. Excluding the net gain of $9.1 million in the second quarter of fiscal 2003, SG&A in the second quarter of fiscal 2004 increased by $6.6 million compared to the second quarter of fiscal 2003 primarily due to higher payroll, health and welfare and pension expenses, partially offset by lower self-insured liability costs. SG&A in the first six months of fiscal 2004 was $492.8 million or 24.6% of sales compared to $478.7 million or 23.9% of sales in the first six months of fiscal 2003. SG&A in the first six months of fiscal 2004 included a $1.2 million gain from the disposition of real estate. SG&A in the first six months of fiscal 2003 included a $13.7 million gain from the disposition of real estate, partially offset by a $8.1 million charge related to a labor buyout program in some of our stores and a headcount reduction program in our corporate office. Excluding the net gains of $1.2 million and $5.6 million in the first six months of fiscal 2004 and 2003, respectively, SG&A in the first six months of fiscal 2004 increased by $9.7 million compared to the first six months of fiscal 2003 primarily due to higher payroll, health and welfare and pension expenses, partially offset by lower self-insured liability and snow removal costs.

Pathmark Stores, Inc.

          Depreciation and Amortization. Depreciation and amortization in the second quarter of fiscal 2004 were $21.5 million compared to $21.3 million in the second quarter of fiscal 2003. Depreciation and amortization in the first six months of fiscal 2004 were $43.0 million compared to $42.5 million in the first six months of fiscal 2003. The increase in depreciation and amortization in the second quarter and the first six months of fiscal 2004 was primarily due to an increase in related property and equipment.

          Operating Earnings. Operating earnings in the second quarter of fiscal 2004 were $14.0 million compared to $27.9 million in the second quarter of fiscal 2003. Operating earnings in the first six months of fiscal 2004 were $27.3 million compared to $46.3 million in the first six months of fiscal 2003. The decrease in operating earnings in the second quarter of fiscal 2004 was primarily due to higher SG&A. SG&A in the second quarter of fiscal 2003 included a $12.1 million real estate gain, partially offset by a $3.0 million labor buyout and headcount reduction charge. The decrease in operating earnings in the first six months of fiscal 2004 was primarily due to higher SG&A. SG&A in the first six months of 2003 included a $13.7 million real estate gain, partially offset by a $8.1 million labor buyout and headcount reduction charge.

          Interest Expense. Interest expense was $16.3 million in the second quarter of fiscal 2004 compared to $17.5 million in the second quarter of fiscal 2003. Interest expense in the first six months of fiscal 2004 was $32.8 million compared to $34.4 million in the first six months of fiscal 2003. The decrease in interest expense in the second quarter and the first six months of fiscal 2004 was primarily due to lower interest rates; interest expense in the second quarter and first six months of fiscal 2003 included $0.5 million related to the write-off of deferred financing costs resulting from the repayment of the term loan.

          Income Tax Benefit (Provision). The income tax benefits of $0.7 million in the second quarter of fiscal 2004 and $2.1 million in the first six months of fiscal 2004 reflect a provision for certain state taxes and a change in our estimated effective annual income tax rate recorded in the second quarter of fiscal 2004. As a result, the effective tax rates for the second quarter and first six months of fiscal 2004 were approximately 30.0% and 38.0%, respectively. The income tax provisions of $4.2 million and $4.8 million, respectively, in the second quarter and first six months of fiscal 2003 were based on an effective income tax rate of 40.3% for the full fiscal year. The fiscal 2003 income tax provisions were net of the Work Opportunity Tax Credit (“WOTC”), which expired on December 31, 2003. Legislation is pending to reinstate the WOTC retroactive to the beginning of 2004.

          Summary of Operations. The net loss was $1.6 million in the second quarter of fiscal 2004 compared to net earnings of $6.2 million in the second quarter of fiscal 2003. The net loss in the first six months of fiscal 2004 was $3.4 million compared to net earnings of $7.1 million in the first six months of fiscal 2003. The decrease in net earnings in the second quarter and the first six months of fiscal 2004 was primarily due to a decrease in operating earnings, partially offset by lower interest expenses and lower income tax provisions.

Liquidity and Capital Resources

          Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	26 Weeks Ended
	July 31, 2004	August 2, 2003
Cash provided by (used for):
Operating activities	$37.3	$38.9
Investing activities	(46.9)	(8.2)
Financing activities	11.4	(28.3)

Pathmark Stores, Inc.

          The decrease in cash provided by operating activities was primarily due to lower earnings and less cash provided by operating assets and liabilities, partially offset by lower cash interest payments due to the timing of the cash interest payments under the Senior Subordinated Notes as compared to the term loan; in fiscal 2003, the Company issued $150 million of Senior Subordinated Notes and repaid the $150 million of the term loan. The increase in cash used for investing activities was due to higher capital expenditures and the acquisition of CSC, partially offset by lower proceeds from the sale of real estate. The increase in cash provided by financing activities in fiscal 2004 was primarily due to increased borrowings under the working capital facility; fiscal 2003 included an $18.0 million prepayment of the term loan.

          Debt Service and Liquidity. The Company’s Credit Agreement consists of a term loan (the “Term Loan”) and a $175 million revolving working capital facility (the “Working Capital Facility”) (including a maximum of $125 million in letters of credit). As of July 31, 2004, borrowings under the Term Loan and the Working Capital Facility were $45.7 million and $25.6 million, respectively and outstanding letters of credit were $58.2 million. The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. In addition, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement also contains certain financial maintenance covenants. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control.

          We were in compliance with all Credit Agreement covenants as of July 31, 2004. Based on management’s operating projections for the second half of fiscal 2004, it is probable that at the end of the third quarter we will not be in compliance with certain covenants in the Credit Agreement for the four-fiscal quarters ending October 30, 2004, which would be an Event of Default under the Credit Agreement. However, one of the lenders in our existing bank group has agreed to use its best efforts to arrange for commitments for a facility to completely refinance the Credit Agreement on or before October 8, 2004. If we complete our refinancing by the end of the third quarter of fiscal 2004, we believe that cash flows generated from operations, supplemented by the availability of capital lease financing and unused borrowing capacity under a new revolving credit agreement, would be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program for the foreseeable future. There can be no assurance, however, that we will be able to complete our planned refinancing of the Credit Agreement prior to the end of the third quarter or, if we cannot, that our business will be able to generate cash flow above current levels sufficient to meet required covenant levels under the Credit Agreement. Should we be unable to timely complete our planned refinancing, we will initiate discussions with the Credit Agreement lenders to seek relief in connection with our financial covenants. There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture relating to the Senior Subordinated Notes that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

          Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus an applicable margin, subject to decrease, depending on the total debt to consolidated EBITDA ratio. Borrowings under the Working Capital Facility and the Term Loan bear interest at rates of LIBOR + 3.5% and LIBOR + 4.5%, respectively. We are required to repay a portion of the borrowing under the Term Loan each year, so as to retire such indebtedness in its entirety by July 15, 2007. The Working Capital Facility expires on July 15, 2005. The weighted-average interest rate in effect on all borrowings under the Term Loan was 5.7% during the first six months of fiscal 2004.

Pathmark Stores, Inc.

          As of July 31, 2004, our remaining Term Loan balance was payable as follows (in millions):

Fiscal Years	Principal Payments

2004	$—
2005	11.5
2006	22.8
2007	11.4

Total	$45.7

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

          We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes which pay cash interest semi-annually on February 1 and August 1. The Indenture contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. We were in compliance with all Senior Subordinated Notes covenants as of July 31, 2004. An Event of Default under the Credit Agreement would not constitute an Event of Default under the Indenture unless and until the Credit Agreement lenders accelerate payment thereunder.

          Capital Expenditures. Capital expenditures in the second quarter of fiscal 2004, including property acquired under capital leases and technology investments, were $29.1 million compared to $17.8 million in the second quarter of fiscal 2003. Total investments in the first six months of fiscal 2004 were $64.5 million, which were comprised of capital expenditures of $44.9 million, the Acquisition for $4.5 million and capital leases of $15.1 million compared to capital expenditures of $30.8 million in the first six months of fiscal 2003. During the first six months of fiscal 2004, we acquired the Newark Store, opened one new store, renovated ten stores and closed two stores, one of which was operated by a joint venture. During the remainder of fiscal 2004, we expect to complete ten store renovations. Capital expenditures for fiscal 2004, including property acquired under capital leases, the Acquisition and technology investments, are expected to be approximately $105 million.

Critical Accounting Policies

          Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 31, 2004 are those that depend most heavily on these judgments and estimates. As of July 31, 2004, there have been no material changes to any of the critical accounting policies contained therein.

Pathmark Stores, Inc.

New Accounting Pronouncements

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefit, an amendment of SFAS No. 87, 88 and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces, about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Effective with fiscal 2003 year-end reporting, the required information was provided separately for pension plans and for other postretirement benefit plans. Effective with fiscal 2004 quarterly reporting, the required information was provided separately for pension plans and for other postretirement benefit plans. The adoption of SFAS No. 132 (revised 2003) did not have an impact on our financial position or results of operations.

          In May 2004, the staff of the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP No. FAS 106-1 allowed companies to either assess the effect of the Act on their retirement-related benefit costs and obligations or to defer accounting for the effects of the Act until authoritative guidance was issued. We elected to defer any accounting for the effects of the Act pursuant to FSP No. FAS 106-1 and made that election in our fiscal quarter ended May 1, 2004, the first period in which the plan’s accounting for the effects of the Act normally would have been reflected in our financial statements. We and our actuarial advisors determined that benefits provided by the plan as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, we will be entitled to the federal subsidy. We performed a measurement of the effects of the Act on our APBO as of January 1, 2004, the date that followed the enactment of the Act. We have elected to early adopt the provisions of FSP No. FAS 106-2 for our second quarter ended July 31, 2004, and have incorporated the required disclosure provisions into our financial statements (see Note 7, “Benefits”). Our APBO as of the beginning of this fiscal year decreased by $4.5 million as a result of the Act. This change in the APBO due to the Act is considered an actuarial gain. In measuring the $4.5 million APBO impact of the Act, we projected that our prescription drug per capita plan costs would, effective on January 1, 2006, decrease by 20% on average for members of one of our collective-bargaining units as a result of the federal subsidy and that we would use the federal subsidy to offset plan costs in order to establish retiree contributions, and there would be no change in participation rates. In measuring the impact of the Act, we projected that all current and future retirees of one of our collective-bargaining units would receive prescription drug benefits that are at least actuarially equivalent (as defined in the Act) to Medicare Part D. We based this on a comparison of the value of the prescription drug plan (net of retiree contribution) compared to Medicare Part D (net of retiree premium), using an actuarial model of prescription drug expenses for employer-sponsored medical plans. The effect of applying FSP No. FAS 106-2 had no cumulative effect on our retained earnings as of January 31, 2004. Accordingly, in applying the guidance in SFAS No. 3, we reported net periodic benefit costs of $350,000 for the first six months of fiscal 2004 representing half of the $0.7 million annual reduction under the Act. Had the effect of FSP No. FAS 106-2 been applied retroactively to the beginning of fiscal 2004, net periodic benefit cost for each of the fiscal quarters ended July 31, 2004 and May 1, 2004 would have been reduced by $0.2 million.

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

Pathmark Stores, Inc.

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

          For a discussion of these factors, see Item 1 – Business – Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the year ended January 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $45.7 million on July 31, 2004. The interest rate in effect on all borrowings under our Term Loan was 5.7% during the first six months of fiscal 2004. A 1% change in interest rates applied to the $45.7 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.5 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 4. Controls and Procedures.

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of July 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

          There has been no change during the Company’s fiscal quarter ended July 31, 2004 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Pathmark Stores, Inc.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on June 11, 2004.

(b)	Results of votes of security holders.

(1)	Election of Directors	For	Withheld

	William J. Begley	26,805,112	354,352

	Daniel H. Fitzgerald	26,542,089	617,375

	Eugene M. Freedman	26,534,871	624,593

	Bruce Hartman	26,809,370	350,094

	James L. Moody, Jr.	26,810,131	349,333

	Eileen R. Scott	26,698,168	461,296

	Frank G. Vitrano	26,664,322	495,142

(2)	Ratification of Deloitte & Touche LLP as independent auditors for fiscal 2004:

For	Against	Abstained

26,500,359	644,716	14,389

Item 6. Exhibits and Reports on Form 8-K.

1)	Exhibits:

31.1:	Certification of Eileen R. Scott, under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2:	Certification of Frank G. Vitrano, under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1:	Certification of Eileen R. Scott, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2:	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

2)	Reports on Form 8-K:

On May 12, 2004, we furnished a Current Report on Form 8-K to the SEC under Item 12 containing our press release dated May 12, 2004, attached thereto as Exhibit 99.1

On June 3, 2004, we furnished a Current Report on Form 8-K to the SEC under Item 12 containing our press release dated June 3, 2004, attached thereto as Exhibit 99.1.

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

Date: September 9, 2004