Form 10-Q
period 2004-10-30
PATHMARK STORES INC
filed 2004-12-07
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended October 30, 2004
-OR-
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Yes ☒                        No ☐

        As of December 1, 2004, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales	$979.9	$978.5	$2,981.7	$2,978.8
Cost of goods sold	(702.7)	(700.6)	(2,141.4)	(2,133.4)

Gross profit	277.2	277.9	840.3	845.4
Selling, general and administrative expenses	(245.8)	(236.7)	(738.6)	(715.4)
Depreciation and amortization	(21.6)	(20.7)	(64.6)	(63.2)

Operating earnings	9.8	20.5	37.1	66.8
Interest expense	(18.0)	(20.8)	(50.8)	(55.2)

Earnings (loss) before income taxes	(8.2)	(0.3)	(13.7)	11.6
Income tax benefit (provision)	4.6	0.1	6.7	(4.7)

Net earnings (loss)	$(3.6)	$(0.2)	$(7.0)	$6.9

Weighted average number of shares outstanding - basic	30.1	30.1	30.1	30.1

Weighted average number of shares outstanding - diluted	30.1	30.1	30.1	30.4

Net earnings (loss) per share - basic and diluted	$(0.12)	$(0.01)	$(0.23)	$0.23

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	(Unaudited) October 30, 2004	January 31, 2004
ASSETS
Current assets
Cash	$11.2	$8.9
Accounts receivable, net	20.1	21.2
Merchandise inventories	202.7	185.8
Due from suppliers	65.6	81.3
Other current assets	33.3	33.4

Total current assets	332.9	330.6
Property and equipment, net	598.1	584.5
Goodwill	438.5	434.0
Other noncurrent assets	191.3	171.8

Total assets	$1,560.8	$1,520.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$96.9	$87.2
Current maturities of long-term debt	53.4	7.1
Current portion of lease obligations	15.4	17.6
Accrued expenses and other current liabilities	135.3	148.2

Total current liabilities	301.0	260.1
Long-term debt	444.8	421.3
Long-term lease obligations	181.8	178.9
Deferred income taxes	84.0	93.6
Other noncurrent liabilities	181.2	192.0

Total liabilities	1,192.8	1,145.9

Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares
at October 30, 2004 and at January 31, 2004
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(296.7)	(289.7)
Accumulated other comprehensive loss	(2.8)	(2.8)
Treasury stock, at cost: 28,318 shares at October 30, 2004 and
at January 31, 2004	(0.7)	(0.7)

Total stockholders' equity	368.0	375.0

Total liabilities and stockholders' equity	$1,560.8	$1,520.9

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	39 Weeks Ended
	October 30, 2004	November 1, 2003
Operating Activities
Net earnings (loss)	$(7.0)	$6.9
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	64.6	63.2
Amortization and write off of deferred financing costs	3.0	3.6
Gain on sale of real estate	(1.5)	(13.7)
Deferred income tax provision (benefit)	(9.4)	5.8
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	1.1	1.0
Merchandise inventories	(15.5)	(20.6)
Due from suppliers	15.7	8.8
Other current assets	(3.0)	(5.9)
Other noncurrent assets	(3.5)	(4.4)
Accounts payable	9.7	6.2
Accrued interest	(8.1)	(3.6)
Other accrued expenses and other current liabilities	(4.8)	(1.4)
Other noncurrent liabilities	(12.4)	(8.0)

Cash provided by operating activities	28.9	37.9

Investing Activities
Capital expenditures, including technology investments	(81.5)	(43.1)
Acquisition of Community Supermarket Corporation	(4.5)	—
Proceeds from the sale of real estate	6.3	17.3

Cash used for investing activities	(79.7)	(25.8)

Financing Activities
Borrowings under the term loan	70.0	—
Repayments of the term loan	(45.8)	(120.5)
Borrowings under the working capital facilities, net	45.6	18.0
Repayments of capital lease obligations	(10.9)	(13.8)
Deferred financing costs	(5.1)	—
Borrowings (repayments) of other debt, net	(0.7)	1.1
Borrowings under the senior subordinated notes	—	102.5
Proceeds from lease financings	—	1.8

Cash provided by (used for) financing activities	53.1	(10.9)

Increase in cash	2.3	1.2
Cash at beginning of period	8.9	11.3

Cash at end of period	$11.2	$12.5

Supplemental Disclosures of Cash Flow Information
Interest paid	$56.7	$55.6

Income taxes paid	$3.3	$5.5

Noncash Investing and Financing Activities
Capital lease obligations incurred	$15.3	$5.3

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

     Business. Pathmark Stores, Inc. (the “Company” or “Pathmark”) operated 142 supermarkets as of October 30, 2004, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

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

     The following pro forma disclosure illustrates the effect on net earnings (loss) and net earnings (loss) per share as if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (in millions, except per share amounts):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net earnings (loss), as reported	$(3.6)	$(0.2)	$(7.0)	$6.9
Less: stock-based compensation expense, net of
related tax effect	(1.1)	(1.1)	(3.1)	(3.0)

Net earnings (loss), pro forma	$(4.7)	$(1.3)	$(10.1)	$3.9

Weighted average number of shares outstanding - basic	30.1	30.1	30.1	30.1

Weighted average number of shares outstanding - diluted	30.1	30.1	30.1	30.4

Net earnings (loss) per share - basic and diluted, as reported	$(0.12)	$(0.01)	$(0.23)	$0.23
Less: stock-based compensation expense, net of
related tax effect	(0.03)	(0.03)	(0.10)	(0.10)

Net earnings (loss) per share - basic and diluted, pro forma	$(0.15)	$(0.04)	$(0.33)	$0.13

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 3. Long-Term Debt

     Long-term debt is comprised of the following (in millions):

	October 30, 2004	January 31, 2004
Senior subordinated notes	$353.5	$353.9
Term loans	70.0	45.8
Working capital facilities	50.1	4.5
Mortgages	21.0	21.4
Other debt	3.6	2.8

Total debt	498.2	428.4
Less: current maturities and the working capital facility	(53.4)	(7.1)

Long-term debt	$444.8	$421.3

     On October 1, 2004, the Company entered into the amended and restated $250 million senior secured credit facility (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America Company. The term of the Credit Agreement is five years and consists of a $180 million revolving working capital facility (the “Working Capital Facility”) (including a maximum of $125 million in letters of credit) and a $70 million term loan (the “Term Loan”). The proceeds from the Credit Agreement were used to completely repay the outstanding balance under the Company’s credit agreement dated September 19, 2000 (the “2000 Credit Agreement”). Interest on borrowings under the Credit Agreement bear interest at floating rates, currently at LIBOR plus 2.0%. Pursuant to the Credit Agreement, among other things, the maximum permitted leverage ratio, the minimum consolidated interest and rental expense coverage ratio, the minimum fixed-charge ratio and the maximum consolidated capital expenditures covenants were all eliminated and replaced with three financial covenants: minimum annual consolidated EBITDA of $135 million, minimum inventory of $150 million and maximum annual cash capital expenditures of $110 million. The Company was in compliance with all Credit Agreement covenants as of October 30, 2004.

     The Company has outstanding $350 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”) which pay cash interest semi-annually on February 1 and August 1. The Indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. The Company was in compliance with all related covenants as of October 30, 2004.

     There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 4. Interest Expense

     Interest expense is comprised of the following (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Senior subordinated notes	$7.7	$5.3	$23.0	$14.1
Term loans	0.7	2.9	2.0	11.5
Working capital facilities	0.8	0.4	1.8	1.2
Mortgages	0.4	0.4	1.2	1.2
Lease obligations	5.0	5.1	15.1	15.4
Amortization of deferred financing costs	0.5	0.6	1.5	1.7
Write off of deferred financing costs	1.5	1.4	1.5	1.9
Derivative settlement charge	—	2.8	—	2.8
Other	1.4	1.9	4.7	5.4

Interest expense	$18.0	$20.8	$50.8	$55.2

     Interest expense in the third quarter and the first nine months of fiscal 2004 includes the write off of deferred financing costs of $1.5 million related to the early extinguishment of the Company’s 2000 Credit Agreement. Interest expense in the third quarter and the first nine months of fiscal 2003 included a derivative settlement charge of $2.8 million related to the termination and settlement of $100 million of the Company’s interest rate zero-cost collar and the write off of deferred financing costs of $1.4 million related to the repayment of $102 million of the Term Loan from the proceeds of additional borrowings under the Senior Subordinated Notes. Interest expense in the first nine months of fiscal 2003 also included the write off of deferred financing costs of $0.5 million related to the repayment of $18 million of the Term Loan in the second quarter of fiscal 2003.

Note 5. Comprehensive Earnings (Loss)

     Comprehensive earnings (loss) is comprised of the following (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net earnings (loss)	$(3.6)	$(0.2)	$(7.0)	$6.9
Other comprehensive earnings:
Derivative settlement, net of tax	—	1.7	—	1.7
Unrealized gain on cash flow hedge, net of tax	—	0.3	—	1.3

Comprehensive earnings (loss)	$(3.6)	$1.8	$(7.0)	$9.9

Note 6. Guarantees

     In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of October 30, 2004, 66 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $113.3 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of October 30, 2004 of $2.7 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with Assigned Leases assigned after December 31, 2002.

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 7. Benefits

     The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

     Pension Benefits:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Service cost	$0.8	$0.8	$2.5	$2.4
Interest cost	3.0	2.9	9.1	8.9
Expected return on plan assets	(5.6)	(5.5)	(16.8)	(16.6)
Amortization of prior service costs	0.1	—	0.2	—
Amortization of losses	0.7	0.2	2.1	0.5
Retirement incentive program	—	—	—	2.1

Net periodic benefit cost reduction	$(1.0)	$(1.6)	$(2.9)	$(2.7)

     Other Postretirement Benefits:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Service cost	$0.2	$0.2	$0.6	$0.5
Interest cost	0.5	0.4	1.4	1.2
Amortization of losses	0.2	0.1	0.6	0.2
Retirement incentive program	—	—	—	0.4

Net periodic benefit cost	$0.9	$0.7	$2.6	$2.3

     In May 2004, the staff of the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP No. FAS 106-1 allowed companies to either assess the effect of the Act on their retirement-related benefit costs and obligations or to defer accounting for the effects of the Act until authoritative guidance was issued. The Company elected to defer any accounting for the effects of the Act pursuant to FSP No. FAS 106-1 and made that election in its fiscal quarter ended May 1, 2004, the first period in which the plan’s accounting for the effects of the Act normally would have been reflected in the Company’s financial statements. The Company and its actuarial advisors determined that benefits provided by one of the prescription drug plans the Company sponsors for a collective bargaining group as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to the federal subsidy for that plan. The Company and its actuarial advisors based this determination on a comparison of the value of the prescription drug benefit for the bargaining group (net of retiree contributions) to the value of Medicare Part D (net of retiree premiums), using an actuarial model of prescription drug expenses for employer-sponsored medical plans. The Company elected to early adopt the provisions of this FSP for the second fiscal quarter ended July 31, 2004, and incorporated the required disclosure provisions into its financial statements. The Company performed a measurement of the effects of the Act on its expense for the year beginning January 1, 2004 and on its

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 7. Benefits - (Continued)

accumulated postretirement benefit obligation (“APBO”) as of January 1, 2004, the date that followed the enactment of the Act. The expense for 2004 decreased by approximately $0.7 million as a result of the Act. The Company’s APBO as of the beginning of this fiscal year decreased by approximately $4.5 million as a result of the Act. This change in the APBO due to the Act is considered an actuarial gain. In measuring the $4.5 million APBO impact of the Act, the Company projected that its prescription drug per capita plan costs would, effective on January 1, 2006, decrease by 20% on average for members of one of its collective-bargaining units as a result of the federal subsidy and that the Company would use the federal subsidy to offset plan costs in order to establish retiree contributions, and there would be no change in participation rates. The effect of applying this FSP had no cumulative effect on the Company’s retained earnings as of January 31, 2004. Accordingly, in applying the guidance in SFAS No. 3, the Company reported a reduction in net periodic benefit costs of $0.5 million for the first nine months of fiscal 2004 representing three quarters of the $0.7 million annual reduction under the Act.

Note 8. Goodwill

     On February 20, 2004, the Company purchased the remaining 67% of the common stock of Community Supermarket Corporation (“CSC”) that it did not already own from the other shareholder for $4.5 million in cash (the “Acquisition”). As a result of the Acquisition, the Company owns 100% of CSC (now known as Bergen Street Pathmark, Inc.). CSC has been a tenant under a lease for a supermarket in Newark, New Jersey (the “Newark Store”) and prior to the acquisition, had retained the Company to manage the supermarket for it. The Acquisition was accounted for utilizing the purchase method, in which the purchase price was allocated to the fair value of assets acquired and liabilities assumed, and resulted in additional goodwill of $4.5 million. The results of operations of CSC are included in the Company’s financial statements subsequent to the acquisition date.

Note 9. Insurance Claim

     From August 1, 2004 through September 2, 2004, the Company was forced to close its store in Upper Darby, Pennsylvania because of extensive damage when a nearby creek overflowed and flooded the store during torrential rains. The Company has insurance coverage, which the Company expects will fully reimburse it for all property damage, product loss, business interruption and incremental expenses incurred during the store closure, less the policy’s $0.1 million deductible. The total insurance claim is estimated to be $7.3 million. During the third quarter of fiscal 2004, the Company was advanced $2.5 million related to the insurance claim. As of October 30, 2004, an insurance claim receivable of $3.0 million was included in Other Current Assets on the Company’s Consolidated Balance Sheet which the Company expects to collect in the fourth quarter of fiscal 2004. In addition, the Company expects to settle its insurance claim in the fourth quarter of fiscal 2004 and record a gain equal to the difference between the replacement value and net book value of the damaged property and collect the insurance proceeds related to business interruption.

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

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

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended October 30, 2004
Sales	$979.9	$585.5	$—	$(585.5)	$979.9
Cost of goods sold	(704.5)	(583.7)	—	585.5	(702.7)

Gross profit	275.4	1.8	—	—	277.2
Selling, general and administrative expenses	(248.7)	2.0	0.9	—	(245.8)
Depreciation and amortization	(19.9)	(1.4)	(0.3)	—	(21.6)

Operating earnings	6.8	2.4	0.6	—	9.8
Interest expense	(17.5)	(0.1)	(0.4)	—	(18.0)
Equity in earnings of subsidiaries	2.5	—	—	(2.5)	—

Earnings (loss) before income taxes	(8.2)	2.3	0.2	(2.5)	(8.2)
Income tax benefit	4.6	—	—	—	4.6

Net earnings (loss)	$(3.6)	$2.3	$0.2	$(2.5)	$(3.6)

For the 13 Weeks Ended November 1, 2003
Sales	$978.5	$587.6	$—	$(587.6)	$978.5
Cost of goods sold	(698.2)	(590.0)	—	587.6	(700.6)

Gross profit (loss)	280.3	(2.4)	—	—	277.9
Selling, general and administrative expenses	(238.7)	1.2	0.8	—	(236.7)
Depreciation and amortization	(18.5)	(1.8)	(0.4)	—	(20.7)

Operating earnings (loss)	23.1	(3.0)	0.4	—	20.5
Interest expense	(20.2)	(0.2)	(0.4)	—	(20.8)
Equity in loss of subsidiaries	(3.2)	—	—	3.2	—

Loss before income taxes	(0.3)	(3.2)	—	3.2	(0.3)
Income tax benefit	0.1	—	—	—	0.1

Net loss	$(0.2)	$(3.2)	$—	$3.2	$(0.2)

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information - (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 39 Weeks Ended October 30, 2004
Sales	$2,981.7	$1,773.8	$—	$(1,773.8)	$2,981.7
Cost of goods sold	(2,141.4)	(1,773.8)	—	1,773.8	(2,141.4)

Gross profit	840.3	—	—	—	840.3
Selling, general and administrative expenses	(746.7)	5.4	2.7	—	(738.6)
Depreciation and amortization	(58.9)	(4.7)	(1.0)	—	(64.6)

Operating earnings	34.7	0.7	1.7	—	37.1
Interest expense	(49.0)	(0.6)	(1.2)	—	(50.8)
Equity in earnings of subsidiaries	0.6	—	—	(0.6)	—

Earnings (loss) before income taxes	(13.7)	0.1	0.5	(0.6)	(13.7)
Income tax benefit	6.7	—	—	—	6.7

Net earnings (loss)	$(7.0)	$0.1	$0.5	$(0.6)	$(7.0)

For the 39 Weeks Ended November 1, 2003
Sales	$2,978.8	$1,770.5	$—	$(1,770.5)	$2,978.8
Cost of goods sold	(2,126.2)	(1,777.7)	—	1,770.5	(2,133.4)

Gross profit (loss)	852.6	(7.2)	—	—	845.4
Selling, general and administrative expenses	(721.9)	3.9	2.6	—	(715.4)
Depreciation and amortization	(56.5)	(5.5)	(1.2)	—	(63.2)

Operating earnings (loss)	74.2	(8.8)	1.4	—	66.8
Interest expense	(53.5)	(0.5)	(1.2)	—	(55.2)
Equity in loss of subsidiaries	(9.1)	—	—	9.1	—

Earnings (loss) before income taxes	11.6	(9.3)	0.2	9.1	11.6
Income tax provision	(4.7)	—	—	—	(4.7)

Net earnings (loss)	$6.9	$(9.3)	$0.2	$9.1	$6.9

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information - (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of October 30, 2004
Merchandise inventories	$172.2	$30.5	$—	$—	$202.7
Other current assets	125.0	4.6	0.6	—	130.2

Total current assets	297.2	35.1	0.6	—	332.9
Property and equipment, net	509.0	58.9	30.2	—	598.1
Goodwill	438.5	—	—	—	438.5
Investment in subsidiaries	58.8	—	—	(58.8)	—
Other noncurrent assets	190.7	—	0.6	—	191.3

Total assets	$1,494.2	$94.0	$31.4	$(58.8)	$1,560.8

Accounts payable	$83.7	$13.2	$—	$—	$96.9
Other current liabilities	201.6	1.7	0.8	—	204.1

Total current liabilities	285.3	14.9	0.8	—	301.0
Long-term debt	424.2	—	20.6	—	444.8
Long-term lease obligations	172.9	8.9	—	—	181.8
Other noncurrent liabilities	243.8	21.4	—	—	265.2

Total liabilities	1,126.2	45.2	21.4	—	1,192.8
Stockholders' equity	368.0	48.8	10.0	(58.8)	368.0

Total liabilities and stockholders' equity	$1,494.2	$94.0	$31.4	$(58.8)	$1,560.8

As of January 31, 2004
Merchandise inventories	$163.5	$22.3	$—	$—	$185.8
Other current assets	141.5	3.0	0.3	—	144.8

Total current assets	305.0	25.3	0.3	—	330.6
Property and equipment, net	496.1	59.3	29.1	—	584.5
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	58.2	—	—	(58.2)	—
Other noncurrent assets	171.1	—	0.7	—	171.8

Total assets	$1,464.4	$84.6	$30.1	$(58.2)	$1,520.9

Accounts payable	$80.0	$7.2	$—	$—	$87.2
Other current liabilities	168.6	3.6	0.7	—	172.9

Total current liabilities	248.6	10.8	0.7	—	260.1
Long-term debt	400.4	—	20.9	—	421.3
Long-term lease obligations	176.1	2.8	—	—	178.9
Other noncurrent liabilities	264.5	21.1	—	—	285.6

Total liabilities	1,089.6	34.7	21.6	—	1,145.9
Stockholders' equity	374.8	49.9	8.5	(58.2)	375.0

Total liabilities and stockholders' equity	$1,464.4	$84.6	$30.1	$(58.2)	$1,520.9

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information - (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 39 Weeks Ended October 30, 2004
Operating Activities
Cash provided by operating activities	$22.8	$4.4	$1.7	$—	$28.9

Investing Activities
Capital expenditures, including technology
investments	(78.4)	(0.9)	(2.2)	—	(81.5)
Acquisition of Community Supermarket Corporation	(4.5)	—	—	—	(4.5)
Proceeds from sale of real estate	6.3	—	—	—	6.3

Cash used for investing activities	(76.6)	(0.9)	(2.2)	—	(79.7)

Financing Activities
Borrowings under the term loan	70.0	—	—	—	70.0
Repayments of the term loan	(45.8)	—	—	—	(45.8)
Borrowings under the working capital facilities, net	45.6	—	—	—	45.6
Repayments of capital lease obligations	(8.6)	(2.3)	—	—	(10.9)
Deferred financing costs	(5.1)	—	—	—	(5.1)
Repayments of other debt, net	(0.4)	—	(0.3)	—	(0.7)
Intercompany equity transactions	0.2	(1.2)	1.0	—	—

Cash provided by (used for) financing activities	55.9	(3.5	0.7	—	53.1

Increase in cash	2.1	—	0.2	—	2.3
Cash at beginning at period	8.7	—	0.2	—	8.9

Cash at end of period	$10.8	$—	$0.4	$—	$11.2

Condensed Consolidating Cash Flow Statements:
For the 39 Weeks Ended November 1, 2003
Operating Activities
Cash provided by operating activities	$34.5	$2.1	$1.3	$—	$37.9

Investing Activities
Property and equipment expenditures	(42.5)	(0.6)	—	—	(43.1)
Proceeds from sale of real estate	17.3	—	—	—	17.3

Cash used for investing activities	(25.2)	(0.6)	—	—	(25.8)

Financing Activities
Repayments of the term loan	(120.5)	—	—	—	(120.5)
Borrowings under the senior subordinated notes	102.5	—	—	—	102.5
Repayments of the working capital facility	18.0	—	—	—	18.0
Decrease in capital lease obligations	(11.7)	(2.1)	—	—	(13.8)
Borrowings under lease financings	1.8	—	—	—	1.8
Repayments of other debt	1.4	—	(0.3)	—	1.1
Intercompany equity transactions	0.4	0.6	(1.0)	—	—

Cash used for financing activities	(8.1)	(1.5)	(1.3)	—	(10.9)

Increase in cash	1.2	—	—	—	1.2
Cash at beginning of period	11.0	—	0.3	—	11.3

Cash at end of period	$12.2	$—	$0.3	$—	$12.5

Pathmark Stores, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	October 30, 2004		November 1, 2003		October 30, 2004		November 1, 2003
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$979.9	100.0%	$978.5	100.0%	$2,981.7	100.0%	$2,978.8	100.0%

Gross profit	$277.2	28.3%	$277.9	28.4%	$840.3	28.2%	$845.4	28.4%
Selling, general and administrative expenses	(245.8)	(25.1)	(236.7)	(24.2)	(738.6)	(24.8)	(715.4)	(24.0)
Depreciation and amortization	(21.6)	(2.2)	(20.7)	(2.1)	(64.6)	(2.2)	(63.2)	(2.1)

Operating earnings	9.8	1.0	20.5	2.1	37.1	1.2	66.8	2.3
Interest expense	(18.0)	(1.8)	(20.8)	(2.1)	(50.8)	(1.7)	(55.2)	(1.9)

Earnings (loss) before income taxes	(8.2)	(0.8)	(0.3)	—	(13.7)	(0.5)	11.6	0.4
Income tax benefit (provision)	4.6	0.5	0.1	—	6.7	0.3	(4.7)	(0.2)

Net earnings (loss)	$(3.6)	(0.3)%	$0.2	—%	$(7.0)	(0.2)%	$6.9	0.2%

     Sales. Sales in the third quarter of fiscal 2004 were $979.9 million, up 0.1% from $978.5 million in the third quarter of fiscal 2003. The sales increase in the third quarter of fiscal 2004 was due to a 1.4% increase from new stores, partially offset by a 0.5% decrease in same-store sales (stores open the entire third quarter in both fiscal 2004 and fiscal 2003, including replacement stores) and by a 0.8% decrease from closed stores. Sales in the first nine months of fiscal 2004 were $2,981.7 million, up 0.1% from $2,978.8 million in the first nine months of fiscal 2003. The sales increase in the first nine months of fiscal 2004 was due to a 1.0% increase from new stores, partially offset by a 0.2% decrease in same-store sales and by a 0.7% decrease from closed stores.

     We believe sales in the third quarter and the first nine months of fiscal 2004 were affected by continuing weakness in consumer demand, which resulted in a decrease in our customer traffic, partially offset by an increase in our average order size. Third quarter sales were also negatively impacted by the timing of Labor Day, which was a week later in fiscal 2004 than last year, and resulted in lower back-to-school sales. In addition, seasonal sales were negatively impacted by the summer weather, which was cooler and wetter than normal. The change to everyday low price related to our health and beauty care category in February 2004 has not yet achieved the sales we expected, resulting in lower sales in this category, although our unit volume has increased. The Company operated 142 stores and 143 stores at the end of the third quarters of fiscal 2004 and fiscal 2003, respectively.

     Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the third quarter of fiscal 2004 was $277.2 million or 28.3% of sales compared to $277.9 million or 28.4% of sales in the third quarter of fiscal 2003. Gross profit in the first nine months of fiscal 2004 was $840.3 million or 28.2% of sales compared to $845.4 million or 28.4% of sales in the first nine months of fiscal 2003. The decrease in gross profit margin in the third quarter of fiscal 2004 was primarily due to higher markdowns on summer seasonal merchandise and lower margins due to the impact of the health and beauty care pricing strategy. The decrease in gross profit margin in the first nine months of fiscal 2004 was primarily due to higher promotional expenses, which did not generate the sales expected, and the inability to pass on the full cost of wholesale price increases.

Pathmark Stores, Inc.

     Selling, General and Administrative Expenses (“SG&A”). SG&A in the third quarter of fiscal 2004 was $245.8 million or 25.1% of sales compared to $236.7 million or 24.2% of sales in the third quarter of fiscal 2003. SG&A in the third quarter of fiscal 2004 increased by $9.1 million or 0.9% as a percentage of sales compared to the third quarter of fiscal 2003 primarily due to the following factors: (1) welfare, pension and medical expenses increased by 0.35% as a percentage of sales, (2) store labor expense increased by 0.2% as a percentage of sales due to contractual increases and our flat sales, (3) rent and real estate taxes increased by 0.1% as a percentage of sales due to three new stores compared to last year, and (4) higher debit and credit card fees as well as higher supply costs resulting from resin increases.

     SG&A in the first nine months of fiscal 2004 was $738.6 million or 24.8% of sales compared to $715.4 million or 24.0% of sales in the first nine months of fiscal 2003. SG&A in the first nine months of fiscal 2004 included a $1.5 million gain from the disposition of real estate. SG&A in the first nine months of fiscal 2003 included a $8.1 million charge related to the Company’s store labor buyout initiative and corporate headcount reduction program during the first and second quarters of fiscal 2003, net of a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases. Excluding the net gains of $1.5 million and $5.6 million in the first nine months of fiscal 2004 and 2003, respectively, SG&A in the first nine months of fiscal 2004 increased by $19.1 million compared to the first nine months of fiscal 2003 primarily due to higher welfare, pension and medical expenses, as well as higher store labor expenses, rent and real estate taxes.

     Depreciation and Amortization. Depreciation and amortization in the third quarter of fiscal 2004 were $21.6 million compared to $20.7 million in the third quarter of fiscal 2003. Depreciation and amortization in the first nine months of fiscal 2004 were $64.6 million compared to $63.2 million in the first nine months of fiscal 2003. The increase in depreciation and amortization in the third quarter and the first nine months of fiscal 2004 was primarily due to an increase in related property and equipment.

     Operating Earnings. Operating earnings in the third quarter of fiscal 2004 were $9.8 million compared to $20.5 million in the third quarter of fiscal 2003. Operating earnings in the first nine months of fiscal 2004 were $37.1 million compared to $66.8 million in the first nine months of fiscal 2003. The decrease in operating earnings in the third quarter and the first nine months of fiscal 2004 was primarily due to higher SG&A. SG&A in the first nine months of 2003 included a $13.7 million real estate gain, partially offset by a $8.1 million labor buyout and headcount reduction charge.

     Interest Expense. Interest expense was $18.0 million in the third quarter of fiscal 2004 compared to $20.8 million in the third quarter of fiscal 2003. Interest expense in the third quarter of fiscal 2004 included a write off of deferred financing costs of $1.5 million related to the early extinguishment of our 2000 Credit Agreement. Interest expense in the third quarter of fiscal 2003 included a derivative settlement charge of $2.8 million related to the termination and settlement of $100 million of our interest rate zero-cost collar and the write off of deferred financing costs of $1.4 million related to the repayment of $102 million of our Term Loan from proceeds of additional borrowings under the Senior Subordinated Notes. Excluding these items, interest expense in the third quarter of fiscal 2004 decreased by $0.1 million compared to the third quarter of fiscal 2003.

     Interest expense in the first nine months of fiscal 2004 was $50.8 million compared to $55.2 million in the first nine months of fiscal 2003. Interest expense in the first nine months of fiscal 2004 included the write off of deferred financing costs of $1.5 million related to the early extinguishment of our 2000 Credit Agreement. Interest expense in the first nine months of fiscal 2003 included the derivative settlement charge of $2.8 million, the write off of deferred financing costs of $1.9 million resulting from the repayment of our Term Loan. Excluding these items, interest expense in the first nine months of fiscal 2004 decreased by $1.2 million compared to the first nine months of fiscal 2003. The decrease in interest expense in the third quarter and the first nine months of fiscal 2004 was primarily due to lower interest rates.

Pathmark Stores, Inc.

     Income Tax Benefit (Provision). The income tax benefits of $4.6 million in the third quarter of fiscal 2004 and $6.7 million in the first nine months of fiscal 2004 reflect a provision for certain state taxes and a change in our estimated effective annual income tax rate recorded in the third quarter of fiscal 2004, which includes the legislative reinstatement of the Work Opportunity Tax Credit, retroactive to the beginning of 2004. As a result, the effective tax rates for the third quarter and the first nine months of fiscal 2004 were approximately 57.1% and 49.2%, respectively. The income tax benefit of $0.1 million in the third quarter and the income tax provision of $4.7 million in the first nine months of fiscal 2003 were based on an effective income tax rate of 40.3% for fiscal 2003.

     Summary of Operations. The net loss was $3.6 million in the third quarter of fiscal 2004 compared to $0.2 million in the third quarter of fiscal 2003. The net loss in the first nine months of fiscal 2004 was $7.0 million compared to net earnings of $6.9 million in the first nine months of fiscal 2003. The decrease in net earnings in the third quarter and the first nine months of fiscal 2004 was primarily due to a decrease in operating earnings, partially offset by lower interest expenses and lower income tax provisions.

Liquidity and Capital Resources

     Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	39 Weeks Ended
	October 30, 2004	November 1, 2003
Cash provided by (used for):
Operating activities	$28.9	$37.9
Investing activities	(79.7)	(25.8)
Financing activities	53.1	(10.9)

     The decrease in cash provided by operating activities was primarily due to lower cash provided by operating earnings, partially offset by lower cash used for operating assets and liabilities. The increase in cash used for investing activities was due to higher capital expenditures and the acquisition of CSC, partially offset by lower proceeds from the sale of real estate. The increase in cash provided by financing activities was primarily due to net increased borrowings under the Working Capital Facility and the Term Loan (see Debt Service and Liquidity below); fiscal 2003 included a $120.0 million repayment of the Term Loan, primarily from additional borrowings of $102.5 million under the Senior Subordinated Notes.

     Debt Service and Liquidity. On October 1, 2004, we entered into the Credit Agreement which amends and restates the 2000 Credit Agreement. The proceeds from the Credit Agreement were used to completely repay the outstanding balance under the 2000 Credit Agreement. As of October 30, 2004, borrowings under the Term Loan and the Working Capital Facility were $70.0 million and $50.1 million, respectively and outstanding letters of credit were $58.3 million. As of October 30, 2004, borrowing availability under the Working Capital Facility was $71.6 million. Pursuant to the Credit Agreement, among other things, the maximum permitted leverage ratio, the minimum consolidated interest and rental expense coverage ratio, the minimum fixed-charge ratio and the maximum consolidated capital expenditures covenants were all eliminated and replaced with three financial covenants: minimum annual consolidated EBITDA of $135 million, minimum inventory of $150 million and maximum annual cash capital expenditures of $110 million. In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control.

Pathmark Stores, Inc.

     We were in compliance with all Credit Agreement covenants as of October 30, 2004. We believe that cash flows generated from operations, supplemented by the unused borrowing capacity under the Credit Agreement and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program for the remainder of fiscal 2004. However, in the event that cash flows from operations do not increase in fiscal 2005 and beyond, we may need to adjust our future cash capital expenditure program.

     There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture relating to the Senior Subordinated Notes that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

     Borrowings under the Working Capital Facility and the Term Loan bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.5% to 2.25% depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 2.0%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 5.6% during the first nine months of fiscal 2004.

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

     We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes which pay cash interest semi-annually on February 1 and August 1. The Indenture contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. We were in compliance with all Senior Subordinated Notes covenants as of October 30, 2004.

     Capital Expenditures. Capital expenditures in the third quarter of fiscal 2004, including property acquired under capital leases and technology investments, were $36.7 million compared to $17.6 million in the third quarter of fiscal 2003. Total investments in the first nine months of fiscal 2004 were $101.3 million, which were comprised of capital expenditures of $81.5 million, the Acquisition for $4.5 million and capital leases of $15.3 million compared to capital expenditures of $48.4 million in the first nine months of fiscal 2003. During the first nine months of fiscal 2004, we acquired the Newark Store, opened one new store, renovated 17 stores and closed two stores, one of which was operated by a joint venture. During the remainder of fiscal 2004, we expect to complete three store renovations. Capital expenditures for fiscal 2004, including property acquired under capital leases, the Acquisition and technology investments, are expected to be approximately $114 million, of which approximately $98 million represents cash capital expenditures.

Critical Accounting Policies

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 31, 2004 are those that depend most heavily on these judgments and estimates. As of October 30, 2004, there have been no material changes to any of the critical accounting policies contained therein.

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

     In May 2004, the staff of the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP No. FAS 106-1 allowed companies to either assess the effect of the Act on their retirement-related benefit costs and obligations or to defer accounting for the effects of the Act until authoritative guidance was issued. We elected to defer any accounting for the effects of the Act pursuant to FSP No. FAS 106-1 and made that election in our fiscal quarter ended May 1, 2004, the first period in which the plan’s accounting for the effects of the Act normally would have been reflected in our financial statements. We and our actuarial advisors determined that benefits provided by one of the prescription drug plans we sponsor for a collective bargaining group as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, we will be entitled to the federal subsidy for that plan. We and our actuarial advisors based this determination on a comparison of the value of the prescription drug benefit for the bargaining group (net of retiree contributions) to the value of Medicare Part D (net of retiree premiums), using an actuarial model of prescription drug expenses for employer-sponsored medical plans. We elected to early adopt the provisions of this FSP for the second fiscal quarter ended July 31, 2004, and incorporated the required disclosure provisions into our financial statements. We performed a measurement of the effects of the Act on our expense for the year beginning January 1, 2004 and on our APBO as of January 1, 2004, the date that followed the enactment of the Act. The expense for 2004 decreased by approximately $0.7 million as a result of the Act. Our APBO as of the beginning of this fiscal year decreased by approximately $4.5 million as a result of the Act. This change in the APBO due to the Act is considered an actuarial gain. In measuring the $4.5 million APBO impact of the Act, we projected that our prescription drug per capita plan costs would, effective on January 1, 2006, decrease by 20% on average for members of one of our collective-bargaining units as a result of the federal subsidy and that we would use the federal subsidy to offset plan costs in order to establish retiree contributions, and there would be no change in participation rates. The effect of applying this FSP had no cumulative effect on our retained earnings as of January 31, 2004. Accordingly, in applying the guidance in SFAS No. 3, we reported a reduction in net periodic benefit costs of $0.5 million for the first nine months of fiscal 2004 representing three quarters of the $0.7 million annual reduction under the Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on October 30, 2004. The interest rate in effect on all borrowings under our Term Loan was 5.6% during the first nine months of fiscal 2004. A 1% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of October 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 30, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

     There has been no change during the Company’s fiscal quarter ended October 30, 2004 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Pathmark Stores, Inc.

Part II. Other Information

Item 6. Exhibits:

10.1	Form of Award Agreement pursuant to the Company's 2000 Non-Employee Directors Equity Plan.

10.2	Form of Award Agreement for executive officers pursuant to the Company's 2000 Employee Equity Plan.

31.1	Certification of Eileen R. Scott, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Frank G. Vitrano, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Eileen R. Scott, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Date: December 7, 2004