Form 10-K
period 2005-01-29
PATHMARK STORES INC
filed 2005-04-29
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 29, 2005 or
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒        No ☐

        As of July 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock was $214,532,381 (based upon the closing price as reported by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers. As of April 20, 2005, 30,071,192 shares of Common Stock were outstanding.

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

  reliance on third-party suppliers;

  our ability to successfully implement our marketing, renovation and expansion strategies; and

  natural disasters.

For a discussion of these factors, see Item 1 – Business – Factors Affecting Our Business and Prospects.

Part I

Item 1. Business.*

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

          We are a leading supermarket chain, operating as a single segment, in the densely populated New York – New Jersey and Philadelphia metropolitan areas, operating 143 stores. We pioneered the development of the large supermarket/drugstore format in the Northeast, opening our first store of this kind in 1977. Operating in the New York – New Jersey and Philadelphia metropolitan areas for over 38 years, we have successfully developed a leading supermarket franchise with strong brand name recognition and customer loyalty. We believe we are the largest supermarket chain operating under a single banner in our market area in terms of sales. We focus our operations on this market area, where we believe we can maintain and build upon our strong market presence and achieve additional operating economies. All of our stores are located within 100 miles of our corporate office in Carteret, New Jersey and of our company-operated and outsourced distribution facilities. Proximity of these distribution facilities to our stores assists us in in-stock conditions and distribution costs. Our market area includes some of the most densely populated regions of the United States, representing approximately 10% of the U.S. population and encompassing two of the five largest U.S. metropolitan areas by population, namely New York and Philadelphia. We believe that the high population density in our markets coupled with the geographic concentration of our stores provide substantial opportunities for economies of scale.

Yucaipa Investment

          On March 23, 2005, Pathmark and The Yucaipa Companies, LLC (“Yucaipa”), a Los Angeles based private equity firm, entered into a stock purchase agreement under which Yucaipa will invest $150 million in Pathmark and executed a five-year management agreement pursuant to which Yucaipa will provide consulting services following the closing on corporate strategy, marketing, operations, finance and retail development to Pathmark.

          Under the terms of the agreement, Yucaipa will purchase 20,000,000 newly-issued shares of our common stock, 10,060,000 Series A warrants, and 15,046,350 Series B warrants (collectively, the “Yucaipa Transaction”). The shares will represent approximately 40% of our outstanding common stock. The Series A warrants have an exercise price of $8.50 per share and a three-year term. The Series B warrants have an exercise price of $15.00 per share and a ten-year term, but will not become exercisable until certain conditions are satisfied. Upon closing, we expect our Board of Directors will be comprised of six current or new independent directors and five additional directors nominated by Yucaipa. The independent directors will have the right to nominate their successors.

          The transaction, which was unanimously approved by our Board of Directors, is subject to customary closing conditions and approval by our stockholders. The transaction is expected to close in the summer of fiscal 2005. The remainder of this Form 10-K does not include the effects nor consider the expectations from this proposed transaction.

* Unless otherwise indicated, all information in Item 1 is given as of January 29, 2005.

Shared Purpose and Shared Values

          At Pathmark, our Shared Purpose is to win the respect and loyalty of our customers and the communities we serve by providing a superior shopping experience while striving to be a great place to work. As we strive to achieve our Shared Purpose, the Shared Values below define the way we conduct ourselves consistent with our operating strategy:

  Customers are number one.
  We value dedicated, loyal associates.
  We work as a team.
  We provide opportunities for our associates to grow.
  We listen with respect to each other.
  We are ethical and honest in our dealings with others.
  We look for better ways of doing things.
  Our actions reflect a strong sense of social responsibility.
  Pathmark is in it for the long term.

Stores

          Highly Productive, Modern-Format Store Base. Our stores are among the most productive in the industry. During fiscal 2004, we generated sales per store and sales per selling square foot of $28.1 million and $724, respectively, compared to industry averages of approximately $18.1 million and $483, respectively. Our stores average approximately 52,400 square feet in size and are approximately 19% larger than the average U.S. supermarket. We design our stores to provide customers with “one-stop” shopping with a wide assortment of foods and general merchandise, as well as a host of additional conveniences, including 130 in-store full-service pharmacies and a wide array of financial services offered by 83 in-store banks. We are a leading filler of prescriptions among our supermarket competitors in the New York – New Jersey and Philadelphia metropolitan areas and, through our agreements with Bank of America and New York Community Bank, we believe we are the leading provider of in-store banking services in our market area.

          Below is a summary of the range of our store sizes as of January 29, 2005:

Total Square Feet	Number of Stores
Greater than 60,000	17
50,001 - 60,000	78
40,000 - 50,000	37
Less than 40,000	11

Total	143

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

          Provide Superior Customer Service and Store-Level Execution. We believe we differentiate ourselves by, among other things, our focus on customer service. To ensure the implementation of our high customer service standards, we rely on a store evaluation program whereby “mystery shoppers” visit our stores and rate each store on a variety of customer service attributes. One of our top priorities is to continue our strong execution in the area of food safety, which, through our surveys, we have found to be one of the top criterion by which customers choose a supermarket. We intend to continue to develop and improve store-level execution through programs that emphasize proactive, interpersonal communication between store associates and customers.

          Reduce Operating Expenses. We consistently evaluate our business in an effort to reduce operating expenses without affecting our overall objective of providing a high level of customer service. Currently, we have a number of initiatives in place to accomplish this goal. We also have a program called “Best Ball”, which is designed to identify the best operating practices in use by certain stores and implement these best practices throughout our chain. These operating practices include maximizing efficient use of supplies and minimizing workers’ compensation and customer accident claims.

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

          Our merchandising strategy is designed to offer a “one-stop” shopping experience that leverages our large store format and strong category management skills to provide a differentiated product and service offering for our customers, while allowing us to merchandise our higher margin products more effectively. In addition, we believe our focus on perishables, micro merchandising and private label has increased customer loyalty, and will provide higher margins. We recently have begun implementing our brand repositioning initiative designed to align with the demands of today’s time-compressed consumers. By providing a shopping experience that respects and values the customers’ time, Pathmark will successfully differentiate itself from its competition.

          Perishables. We believe that the quality of perishable items, particularly produce, is an important factor for consumers when choosing where to shop. We continue to focus on produce by utilizing “Produce Pete”, a local television personality who appears on a television show on weekend mornings devoted to tips on shopping for fresh fruits and vegetables, as an integral part of our advertisements. In addition, we plan to enhance our deli department offerings by adding cold-prepared meats, custom sandwiches, and soup bars to many of our stores.

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

Store Renovation and Expansion

          We continue to renovate and expand our store base since we believe that keeping our stores fresh and up-to-date is critically important. During fiscal 2004, we opened three new stores, one of which was formerly operated by a joint venture and was previously included in our store count, closed two stores, one of which was formerly operated by a joint venture, and completed 19 store renovations At the end of fiscal 2004, approximately 80% of our stores were either new or had been renovated over the last five years. In addition to continually renovating our stores, we intend to further strengthen our position in our market area by selectively increasing our store base. During fiscal 2005, we plan to open two new stores, close two stores and complete eight store renovations. One of the new stores is a replacement for one of the stores being closed. By opening stores in our existing trade area, we believe we can increase our already strong market presence and achieve additional operating economies.

          We continuously evaluate our stores for necessary renovations. A typical store renovation requires a capital expenditure of approximately $1.5 million to $2.5 million and generally increases customer traffic and sales, responds to customer demand, competes more effectively against existing and new competitors or updates a particular format to our current prototype. In certain circumstances, we may decide to replace a store instead of conducting a major renovation due to population shifts, availability of a more attractive site or cost considerations.

          We spent approximately $119 million on capital expenditures, including property acquired under capital leases and technology investments, in fiscal 2004. We expect to spend approximately $67 million on capital expenditures in fiscal 2005.

          The following table sets forth, for the periods indicated, our store development and renovation activities:

	Fiscal Year
	2004		2003	2002	2001	2000
Stores in operation at beginning of the period	143		144	141	138	135
Opened or acquired during the period	2	(a)	2	7	5	4
Closed during the period	(2)		(3)	(4)	(2)	(1)

Stores in operation at end of the period	143		143	144	141	138

Stores renovated during the period	19		16	11	34	19

(a)	Does not include the opening of a former joint venture which was already included in our store count.

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

Purchasing and Distribution

          We have outsourced a major portion of our distribution function and all of our trucking function. This approach allows us to focus on our customers and stores. We have a long-term agreement expiring in February 2013 with C&S Wholesale Grocers, Inc. (“C&S”), the nation’s second largest grocery wholesale company in terms of sales, to supply us with substantially all of our products other than general merchandise, pharmacy, health and beauty care and tobacco products as well as products delivered by vendors directly to our stores. This agreement may only be terminated for cause or certain events of bankruptcy by either party. Under our arrangement with C&S, we negotiate prices, discounts and promotions directly with vendors and pay C&S an agreed upon rate per case.

          AmeriSource-Bergen Corp., one of the nation’s leading pharmaceutical wholesalers, currently supplies all of our pharmacy products. In addition, we have an agreement with Grocery Haulers, Inc. (“GHI”), a third-party trucking company, to transport our products from our outsourced and internally operated warehouse and distribution facilities to our stores. Our general merchandise and health and beauty care products are self-distributed from our 290,000 square foot leased distribution center in Edison, New Jersey. We believe that our warehouse and distribution facilities contain sufficient capacity for the continued expansion of our store base for the foreseeable future. All of our stores are within 100 miles of these distribution facilities.

Management Information Systems

          Many of our various systems initiatives were incorporated as part of our International Business Machines Corporation (“IBM”) outsourcing agreement in April 2001. Pursuant to this agreement, IBM operates our data center operations and mainframe processing and information system functions and provides business applications and systems designed to enhance our efficiency and customer service. The charges under this agreement were based upon the services requested at predetermined rates. We believe that this arrangement allows us to focus our management resources on our customers and stores. In February 2005, we entered into a new seven-year outsourcing agreement with IBM that continues to provide substantially similar services.

          We implemented a new financial system in fiscal 2001 that enhanced our operational reporting and analytical tools. Similarly, our Wide Area Network was upgraded to take advantage of more reliable and faster frame relay technology that improved communications with stores. In fiscal 2002, we installed the latest point-of-sale technology from IBM in all our stores, which improved cashier productivity and customer service.

          Additionally, we installed “self-checkout” equipment in 75 stores, which we believe improves our customers’ shopping experience and lowers store-level operating costs. In fiscal 2003, we commenced a multi-year project to upgrade our current merchandising system, which we believe will maximize SKU level profitability, increase sales and improve in-store merchandising. During 2004 we completed the first phase of this project with the implementation of a new Direct Store Delivery System.

          In 2004 we embarked on a development effort to replace our Point-of-Sale (POS) software. In addition we also began a project to replace our Electronic Payments Switch that we use for processing Debit, Credit, Electronic Benefit Transfer, and Gift Card transactions.

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

Associates

          As of January 29, 2005, we employed approximately 25,000 people, of whom approximately 16,000 were employed on a part-time basis. Approximately 90% of our associates are covered by 14 collective bargaining agreements (typically having four-year terms) negotiated with 12 different local unions. During fiscal 2004, collective bargaining agreements covering approximately 2,500 associates were ratified. During fiscal 2005, one collective bargaining agreement, covering approximately 6,000 associates, has been settled, subject to ratification, and three others, covering approximately 2,000 associates, will come up for renewal.

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

          We maintain an internet website on which we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be accessed by going to our website at www.pathmark.com and selecting “Investor Relations.” Paper copies of these documents also may be obtained, free of charge, by writing to us at “Pathmark Stores, Inc., Office of Investor Relations, M-409, 200 Milik Street, Carteret, NJ 07008.”

Factors Affecting Our Business and Prospects

          Our industry is intensely competitive and the competition we encounter may have a negative impact on the prices we may charge for our products, our revenues and profitability. The supermarket business is highly competitive and is characterized by high inventory turnover and narrow profit margins. Results of operations are therefore sensitive to, and may be materially adversely impacted by, among other things, competitive pricing and promotional programs and competitor store openings. We compete with national and regional supermarkets, club stores, drug stores, convenience stores, discount merchandisers and other local retailers in the market areas we serve. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition cost and lower operating expenses than we do, and we may be unable to compete successfully in the future.

          We are concentrated in the New York – New Jersey and Philadelphia metropolitan areas. We are vulnerable to economic downturns in that region, in addition to those that may affect the country as a whole, as well as natural and other catastrophic events that may impact that region. These events may adversely affect our sales which may lead to lower earnings, or losses, and may also adversely affect our future growth and expansion. Further, since we are concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

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

          We rely on C&S for supply of a majority of our products. Pursuant to the terms of a long-term supply agreement, we rely on C&S for supply of substantially all of the products we sell other than direct store deliveries, general merchandise, pharmacy, health and beauty care and tobacco products. During fiscal 2004, the products supplied from C&S accounted for approximately 60% of all of our supermarket inventory purchases. Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S may occur in the future. Any significant interruption in this supply stream, either as a result of disruptions at C&S or if the C&S agreement were terminated for any reason, could have a material adverse effect on our business and results of operations.

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

Item 2. Properties.*

          As of January 29, 2005, we operated 143 supermarkets located in New Jersey, New York, Pennsylvania and Delaware as follows:

State	Number of Stores
New Jersey	66
New York	55
Pennsylvania	18
Delaware	4

Total	143

          Our 143 supermarkets have total square footage of approximately 7.5 million square feet with an aggregate selling area of approximately 5.5 million square feet. Fifteen of these stores are owned and the remaining 128 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Forty-nine leases will expire through fiscal 2009. There are options to renew 48 of these leases – the 49th store was closed in February 2005.

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

Item 3. Legal Proceedings.

          We are subject to claims and suits against us in the ordinary cause of our business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

* Unless otherwise indicated, all information in Item 2 is given as of January 29, 2005.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

          Market for Common Stock. Common stock and warrants are currently trading on the Nasdaq National Market under the ticker symbols “PTMK” and “PTMKW”, respectively. The following table represents the high and low closing prices for our common stock for each quarter in the two fiscal years ended January 29, 2005, as reported by the Nasdaq National Market.

	High	Low
Fiscal 2004:
1st quarter	$9.19	$7.40
2nd quarter	8.83	6.45
3rd quarter	7.43	3.50
4th quarter	5.97	4.37

Fiscal 2003:
1st quarter	$7.48	$4.53
2nd quarter	8.25	6.72
3rd quarter	9.07	6.26
4th quarter	8.19	6.65

          Holders of Record. As of April 28, 2005, there were 46 holders of record of our common stock; however, over 99% of the Company’s outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

          Dividends. We paid no cash dividends to our stockholders and do not currently anticipate paying cash dividends during fiscal 2005. We are prohibited from paying cash dividends to holders of our common stock under terms of our amended and restated $250 million senior secured credit facility dated as of October 1, 2004 (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. We are restricted from paying cash dividends to holders of our common stock under the indenture governing our $350 million 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”).

          Securities Authorized for Issuance under Equity Compensation Plans. For information concerning securities authorized for issuance under equity compensation plans, please refer to Item 12, “Equity Compensation Plans”.

Item 6. Selected Financial Data.

Summary of Historical Financial and Other Data

          The following table presents selected historical financial and other data. The periods prior to our exit from bankruptcy have been designated “Predecessor Company” and the periods subsequent to that date have been designated “Successor Company.” The statement of operations data for the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003 and the balance sheet data as of January 29, 2005 and January 31, 2004 are derived from our audited financial statements included elsewhere in this report. The statement of operations data for the 52 weeks ended February 2, 2002, the 20 weeks ended February 3, 2001 and the 33 weeks ended September 16, 2000 and the balance sheet data as of February 1, 2003, February 2, 2002 and February 3, 2001 are derived from our audited financial statements not included in this report.

          The following table (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included elsewhere in this report:

	Successor Company (a)					Predecessor Company (a)
	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	33 Weeks Ended September 16, 2000
Statement of Operations Data:
Sales	$3,978.5	$3,991.3	$3,937.7	$3,963.3	$1,493.7	$2,348.2
Cost of goods sold	(2,846.1)	(2,852.6)	(2,816.7)	(2,855.6)	(1,072.6)	(1,688.5)

Gross profit	1,132.4	1,138.7	1,121.0	1,107.7	421.1	659.7
Selling, general and administrative expenses (b)	(984.9)	(953.9)	(944.4)	(920.4)	(339.3)	(549.7)
Depreciation and amortization (c)	(89.4)	(84.0)	(84.6)	(76.7)	(25.8)	(48.0)
Impairment of goodwill and long-lived assets (d)	(309.0)	—	—	—	—	—
Goodwill amortization (d)	—	—	—	(265.5)	(98.5)	—
Reorganization income (e)	—	—	—	—	7.4	359.4

Operating earnings (loss)	(250.9)	100.8	92.0	(154.9)	(35.1)	421.4
Interest expense (f)	(67.0)	(72.5)	(65.1)	(70.9)	(27.7)	(99.1)

Net earnings (loss) before income taxes and cumulative effect of an accounting change	(317.9)	28.3	26.9	(225.8)	(62.8)	322.3
Income tax benefit (provision)	9.3	(11.8)	(13.0)	(16.2)	(14.7)	(46.7)

Net earnings (loss) before cumulative effect of an accounting change	(308.6)	16.5	13.9	(242.0)	(77.5)	275.6
Cumulative effect of an accounting change, net of tax (g)	—	—	(0.6)	—	—	—

Net earnings (loss)	$(308.6)	$16.5	$13.3	$(242.0)	$(77.5)	$275.6

Net earnings (loss) per share - basic (h) Net earnings (loss) before cumulative effect of an accounting change	$(10.26)	$0.55	$0.46	$(8.07)	$(2.58)
Cumulative effect of an accounting change, net of tax	—	—	(0.02)	—	—

Net earnings (loss) per share - basic	$(10.26)	$0.55	$0.44	$(8.07)	$(2.58)

Net earnings (loss) per share - diluted (h) Net earnings (loss) before cumulative effect of an accounting change	$(10.26)	$0.54	$0.46	$(8.07)	$(2.58)
Cumulative effect of an accounting change, net of tax	—	—	(0.02)	—	—

Net earnings (loss) per share - diluted	$(10.26)	$0.54	$0.44	$(8.07)	$(2.58)

See notes on the following pages.

Summary of Historical Financial and Other Data – (Continued)

	Successor Company (a)					Predecessor Company (a)
	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004	52 Weeks Ended February 1, 2003	52 Weeks Ended February 2, 2002	20 Weeks Ended February 3, 2001	33 Weeks Ended September 16, 2000
Balance Sheet Data (end of period): Total assets	$1,253.4	$1,520.9	$1,522.6	$1,495.5	$1,725.4
Debt (excluding lease obligations)	481.2	428.4	451.7	448.5	452.4
Lease obligations	193.4	196.5	201.2	191.1	195.5
Total debt, including lease obligations	674.6	624.9	652.9	639.6	647.9
Stockholders' equity	65.2	375.0	356.8	344.4	589.0
Other Data: Same-store sales increase (decrease)	(0.8)%	1.2%	(1.7)%	2.5%	0.9%	(0.2)%
Capital expenditures, including property acquired under capital leases and technology investments	$119.0	$79.3	$121.1	$130.5	$24.4	$42.5

Notes to Summary of Historical Financial and Other Data

(a)	The Company completed its plan of reorganization (the “Plan of Reorganization”) and formally exited Chapter 11 on September 19, 2000 (the “Plan Effective Date”). Pursuant to the Plan of Reorganization, the Company's direct and indirect parent companies merged with the Company, which became the surviving entity. Such mergers are being accounted for in the historical financial statements at historical cost in a manner similar to pooling-of-interests accounting. As a result, we adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”). In connection with the adoption of Fresh-Start Reporting, a new entity had been deemed created for financial reporting purposes. As a result of the implementation of Fresh-Start Reporting and the substantial debt reduction from the completion of the Plan of Reorganization, the Statement of Operations Data of the Successor Company and the Predecessor Company are not comparable.

(b)	Selling, general and administrative expenses (“SG&A) in fiscal 2004 are net of a $1.4 million credit to correct, on a cumulative basis, the accounting related to straight-line rent expense and long-term disability (see Management Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operations) and a $1.5 million gain from the disposition of real estate. SG&A in fiscal 2003 included a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases and a $8.1 million charge related to our store labor buyout initiative and corporate headcount reduction program. Fiscal 2002 included a $2.0 million charge related to a store labor buyout program.

(c)	Depreciation and amortization in fiscal 2004 included a non-cash charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements.

(d)	Goodwill of $798.0 million, resulting from Fresh-Start Reporting, was being amortized over three years. In accordance with the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company's goodwill balance is no longer being amortized for periods subsequent to fiscal 2001 but rather is being evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. Based on an independent evaluation of its fair value in fiscal 2002 and fiscal 2003, the Company concluded that there was no impairment of its goodwill.

Notes to Summary of Historical Financial and Other Data – (Continued)

Based on the Company's valuation of its goodwill and long-lived assets performed in the fourth quarter of fiscal 2004, the Company recorded a non-cash impairment charge of $309.0 million. The goodwill impairment of $293.8 million, which is not deductible for income tax purposes, represents the write down of the carrying value of the Company's goodwill to its implied fair value and is due to the Company's declining operating performance in fiscal 2004 and the reduced valuation multiples in the retail grocery industry. Such negative factors are reflected in the Company's stock price and market capitalization. The long-lived assets impairment of $15.2 million represents the write downs of under-performing stores to their fair market values.

(e)	The Successor Company's reorganization income of $7.4 million for the 20 weeks ended February 3, 2001 represented a gain related to the difference between the settled lessor claims for rejected leases and the liability previously recorded for such claims. In the 33 weeks ended September 16, 2000, the Predecessor Company's reorganization income of $359.4 million represented income from the cancellation of debt related to the exchange of bond indebtedness, accrued interest for common stock and warrants in accordance with the Plan of Reorganization and a gain related to the difference between the estimated lessor claims for rejected leases and the liabilities previously recorded for such leases; such income was reduced by the write off of deferred financing costs related to the former bank credit facility and bond indebtedness subject to change, and the cost of employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization.

(f)	Interest expense in fiscal 2004 included a write-off of deferred financing costs of $1.7 million related to the refinancing and pay down of the Company's 2000 Credit Agreement. Interest expense in fiscal 2003 included a derivative settlement charge of $3.7 million related to the termination and settlement of our $150 million interest rate zero-cost collar and the write off of deferred financing costs of $2.1 million as a result of the repayment of $153 million of our term loan primarily from proceeds from the issuance of an additional $150 million ($100 million on September 19, 2003 and $50 million on December 18, 2003) aggregate principal amount of Senior Subordinated Notes. Interest expense in fiscal 2003 also included the write off of deferred financing costs of $0.5 million as a result of the repayment in the second quarter of fiscal 2003 of $18 million of our term loan. Interest expense in fiscal 2002 included the reversal of an accrued interest liability of $2.2 million related to the favorable resolution of certain tax issues.

(g)	The Company adopted, as of the beginning of fiscal 2002, Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed. As a result, the Company recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

(h)	The weighted-average number of shares outstanding - basic were 30.1 million shares for fiscal 2004, for fiscal 2003 and for fiscal 2002 and 30.0 million shares for fiscal 2001 and for the 20 weeks ended February 3, 2001. The weighted-average number of shares outstanding - diluted were 30.1 million shares for fiscal 2004, 30.4 million shares for fiscal 2003 and for fiscal 2002 and 30.0 million shares for fiscal 2001 and for the 20 weeks ended February 3, 2001. For fiscal 2004, for fiscal 2001 and for the 20 weeks ended February 3, 2001, all stock options, warrants and restricted stock were excluded from the computation of weighted-average number of shares outstanding - diluted because their effect would have been anti-diluted. Data is not presented for the Predecessor Company due to the significant change in our capital structure.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

          We are a leading supermarket chain in the densely populated New York - New Jersey and Philadelphia metropolitan areas, operating 143 supermarkets. These metropolitan areas contain over 10% of the population in the United States. All of our supermarkets are located within 100 miles of our corporate headquarters in Carteret, New Jersey and our Company-operated and outsourced distribution facilities. We design our stores to provide customers with “one-stop” shopping with a wide assortment of foods and general merchandise, as well as additional conveniences, including 130 in-store full-service pharmacies and a wide array of financial services offered by 83 in-store banks. We are a leading filler of prescriptions among our supermarket competitors in the New York - New Jersey and Philadelphia metropolitan areas and, through our agreements with Bank of America and New York Community Bank, we believe we are the leading provider of in-store banking services in our market area.

          Our sales are derived from the retail sale of products at our stores. Internally, we look to a variety of indicators to evaluate our sales and gross profit performance, including, among others: comparable store sales; sales per store; sales per selling square foot; percentage of total sales by department; shrink and department gross margins. We focus on increasing comparable store sales, sales per selling square foot and sales per store through programs focused on greater customer service and better store-level execution, promotional activities and merchandising, as well as a continued focus on our high sanitation standards.

          Our operating expenses are primarily incurred from selling, general and administrative costs. Over 70% of these costs are for labor and labor-related benefits. Internally, we focus on a variety of indicators to evaluate our expense performance, including, among others: labor costs, including labor hours and hourly labor rates and labor-related expenses such as welfare costs, pension costs, payroll taxes and workers' compensation costs. In fiscal 2003, we focused on controlling labor costs through a labor buyout initiative and implementation of a new time and attendance system. Selling, general and administrative expenses other than labor and labor-related costs include occupancy expenses, supplies and customer accident claims, among others. In fiscal 2004, we continued to focus on other expense control initiatives through our Best Ball and Focus Store programs in which best operating practices are implemented throughout our chain.

          Major initiatives currently in place or implemented during fiscal 2004 include:

  Implemented a comprehensive program involving merchandising, operations, distribution and vendors to improve our in-stock position.

  Implemented a health and beauty care pricing initiative to improve our pricing image.

  Implemented a home-office merchandise section, called Corporate Express, in ten of our stores.

  Maintained our "Best Ball" program to identify best operating practices and implement these throughout our chain.

  Maintained our "Focus Stores" program in which stores identified as having significant upside opportunities are mentored by members of senior management.

  Maintained our mystery shopper program to evaluate and improve customer service.

  Maintained our store-level audits of food safety and sanitation.

  Invested in technology, including a new back-door receiving system, a multi-year upgrade to our merchandising system and the continuing leverage of our existing systems for increased productivity.

          We believe these programs, together with overall operational improvements, resulted in increased sales metrics and improved productivity. These gains were largely offset by increases in pension and welfare costs.

          As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all our stores on an ongoing basis. We may, from time to time, make decisions regarding acquisitions, closures, relocations or renovations in accordance with such evaluations. On February 20, 2004, we purchased the remaining 67% of the common stock of Community Supermarket Corporation (“CSC”) that we did not already own from the other shareholder for $4.5 million in cash (the “Acquisition”). As a result of the Acquisition, the Company owns 100% of CSC (now known as Bergen Street Pathmark, Inc.). CSC has been a tenant under a lease for a supermarket in Newark, New Jersey (the “Newark Store”). During fiscal 2004, we opened three new stores, including the Newark Store which was previously included in our store count, closed two stores, one of which was operated by a joint venture, and completed 19 store renovations. During fiscal 2005, we plan to open two new stores, close two stores and complete eight store renovations. One of the new stores is a replacement for one of the stores being closed.

Fiscal 2004 Compared to Fiscal 2003

          The following table sets forth selected consolidated statements of operations data (dollars in millions):

	52 Weeks Ended
	January 29, 2005		January 31, 2004
	Amount	%	Amount	%
Sales	$3,978.5	100.0%	$3,991.3	100.0%

Gross profit	$1,132.4	28.5%	$1,138.7	28.5%
Selling, general and administrative expenses	(984.9)	(24.8)	(953.9)	(23.9)
Depreciation and amortization	(89.4)	(2.2)	(84.0)	(2.1)
Impairment of goodwill and long-lived assets	(309.0)	(7.8)	—	—

Operating earnings (loss)	(250.9)	(6.3)	100.8	2.5
Interest expense	(67.0)	(1.7)	(72.5)	(1.8)

Earnings (loss) before income taxes	(317.9)	(8.0)	28.3	0.7
Income tax benefit (provision)	9.3	0.2	(11.8)	(0.3)

Net earnings (loss)	$(308.6)	(7.8)%	$16.5	0.4%

          Sales. The following table sets forth data related to sales for fiscal 2004 and fiscal 2003:

	52 Weeks Ended
	January 29, 2005	January 31, 2004
Total sales increase (decrease)	(0.3)%	1.4%
Same-store sales increase (decrease)	(0.8)%	1.2%
Sales per selling square foot	$724	$734

          Sales in fiscal 2004 were $3.98 billion compared to $3.99 billion in fiscal 2003, a decrease of 0.3%. The sales decrease in fiscal 2004 was due to a 0.8% decrease in same-store sales (stores open the entire year in both fiscal 2004 and fiscal 2003, including replacement stores and enlargements) and by a 0.6% decrease from closed stores, partially offset by a 1.1% increase from new stores. We believe sales in fiscal 2004 were affected by continuing weakness in consumer demand, which resulted in a decrease in our customer traffic, partially offset by an increase in our average order size. The change to an everyday low price concept in our health and beauty care category in February 2004 has not yet achieved the sales we expected, resulting in lower sales in this category, although our unit volume has increased. We operated 143 stores at the end of fiscal 2004 and fiscal 2003.

          Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in fiscal 2004 was $1.13 billion or 28.5% of sales compared to $1.14 billion or 28.5% of sales for fiscal 2003. The decrease in gross profit dollars in fiscal 2004 was primarily due to lower sales. The gross profit margin in fiscal 2004 was impacted by the inability to pass on the full cost of increases in wholesale prices earlier in the fiscal year, offset by improved margins in the fourth quarter of fiscal 2004.

          SG&A. SG&A in fiscal 2004 was $984.9 million or 24.8% of sales compared to $953.9 million or 23.9% of sales in fiscal 2003. SG&A in fiscal 2004 is net of a $1.4 million credit to correct, on a cumulative basis, the accounting for our operating leases and long-term disability plan (see Note 1 – Significant Accounting Policies) and a $1.5 million gain from the disposition of real estate. SG&A in fiscal 2003 included a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases and a $8.1 million charge related to our store labor buyout initiative and corporate headcount reduction program, which was commenced and completed during the first six months of fiscal 2003 in order to reduce labor costs. Excluding the aforementioned items of $2.9 million and $5.6 million in fiscal 2004 and in fiscal 2003, respectively, SG&A in fiscal 2004 increased by $28.3 million, or 0.7% of sales, compared to fiscal 2003, primarily due to the following factors: (1) welfare, pension and medical expenses increased by 0.3% of sales, (2) store labor expenses increased by 0.2% of sales, due to the negative sales leverage, and (3) rent and real estate taxes increased by 0.1% of sales due to three new stores compared to fiscal 2003. The remaining increases were primarily due to professional fees associated with implementing the requirements of the Sarbanes-Oxley Act as well as system expenses and costs related to the Company's strategic alternative.

          Depreciation and Amortization. Depreciation and amortization of $89.4 million in fiscal 2004 was $5.4 million higher than the $84.0 million in fiscal 2003. The increase in depreciation and amortization expense in fiscal 2004 compared to fiscal 2003 was primarily due to an increase of $30.0 million in capital expenditures, including technology investment, in fiscal 2004, and a charge to depreciation and amortization expense of $2.0 million in fiscal 2004 related to leasehold improvements (see Summary of Operations below).

          Impairment of Goodwill and Long-Lived Assets. Based on our valuation of goodwill and long-lived assets performed in the fourth quarter of fiscal 2004, we recorded a non-cash impairment charge of $309.0 million. The goodwill impairment of $293.8 million, which is not deductible for income tax purposes, represents the write down of the carrying value of our goodwill to its implied fair value and is due to our declining operating performance in fiscal 2004 and the reduced valuation multiples in the retail grocery industry. Such negative factors are reflected in our stock price and market capitalization. The long-lived assets impairment of $15.2 million represents the write downs of under-performing stores to their fair market values.

          Operating Earnings (Loss). The operating loss was $250.9 million in fiscal 2004 compared to operating earnings of $100.8 million in fiscal 2003. The decrease in operating earnings in fiscal 2004 compared to fiscal 2003 was primarily due to the non-cash goodwill and long-lived assets impairment charge of $309.0 million and higher SG&A expenses.

          Interest Expense. Interest expense was $67.0 million in fiscal 2004 compared to $72.5 million in fiscal 2003. Interest expense in fiscal 2004 included a write off of deferred financing costs of $1.7 million related to the refinancing of our credit agreement dated September 19, 2000 (the “2000 Credit Agreement”). Interest expense in fiscal 2003 included a derivative settlement charge of $3.7 million related to the termination and settlement of $150 million of our interest rate zero-cost collar and the write off of deferred financing costs of $2.6 million resulting from the repayment of $171 million of our Term Loan primarily from proceeds of additional borrowings of $150 million under the Senior Subordinated Notes. Excluding these items, interest expense in fiscal 2004 decreased by $0.9 million compared to fiscal 2003. The decrease in interest expense in fiscal 2004 was primarily due to lower interest rates.

          Income Tax Benefit (Provision). The income tax benefit in fiscal 2004 was $9.3 million compared to an income tax provision in fiscal 2003 of $11.8 million. During fiscal 2004 and fiscal 2003, we made income tax payments of $3.9 million and $6.1 million, respectively. Refer to Note 17 of the consolidated financial statements for information related to our income taxes.

          Summary of Operations. The net loss in fiscal 2004 was $308.6 million compared to net earnings of $16.5 million in fiscal 2003. The decrease in net earnings in fiscal 2004 compared to fiscal 2003 was primarily due to the non-cash goodwill and long-lived assets impairment charge of $309.0 million in fiscal 2004.

          We reviewed our lease accounting practices following the Securities and Exchange Commission’s recent clarification to the American Institute of Certified Public Accountants of operating leases and leasehold improvement issues. Based on this review, we recorded in the fourth quarter of fiscal 2004 a credit of $4.4 million to correct, on a cumulative basis, the calculation of straight-line rent expense by reducing our deferred rent liability account. We also recorded in the fourth quarter of fiscal 2004 a charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements.

          In addition, we reviewed the accounting for our long-term disability medical plan. Based on this review, we concluded that we had not correctly accounted for the plan on an accrual basis and recorded in the fourth quarter of fiscal 2004 a charge of $3.0 million to record a liability for such disability expenses. We also recorded in the fourth quarter of fiscal 2004 a credit of $1.3 million to correct, on a cumulative basis, certain book and tax basis differences by reducing our deferred income tax liability account.

A summary of the aforementioned charges (credits) are as follows (in millions):

	Pre-Tax	Tax Impact	Post-Tax
Straight-line rent expense	$(4.4)	$1.8	$(2.6)
Depreciation and amortization	2.0	(0.8)	1.2
Long-term disability - medical expense	3.0	(1.2)	1.8
Deferred income tax benefit	—	(1.3)	(1.3)

	$0.6	$(1.5)	$(0.9)

          We did not restate our prior years’ financial statements for such adjustments since the impact was immaterial to our financial condition and results of operations for fiscal 2004, prior years or any interim periods. The impact is also not expected to have a material impact on our future financial condition or results of operations.

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

          Sales in fiscal 2003 were $3.99 billion compared to $3.94 billion in fiscal 2002, an increase of 1.4%. The sales increase in fiscal 2003 was primarily due to higher same-store sales (stores open the entire year in both fiscal 2003 and fiscal 2002, including replacement stores and enlargements) of 1.2% and new stores, partially offset by closed stores. We believe sales benefited from our successful marketing and operations initiatives, including the change in the start of our weekly ad at the beginning of fiscal 2003. Sales were also favorably impacted by increased customer shopping preceding several major snowstorms in the first quarter of fiscal 2003. During fiscal 2003, we opened two stores of which one was a replacement store, closed two stores and renovated 16 stores. We operated 143 and 144 stores at the end of fiscal 2003 and fiscal 2002, respectively.

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

          SG&A. SG&A in fiscal 2003 was $953.9 million or 23.9% of sales compared to $944.4 million or 24.0% of sales in fiscal 2002. SG&A in fiscal 2003 includes higher medical, workers’ compensation and pension expenses, as well as higher snow removal costs in the first quarter of fiscal 2003 and higher occupancy expenses, primarily associated with new stores, partially offset by lower payroll expenses resulting from the store labor buyout and corporate headcount reduction programs implemented in fiscal 2003. SG&A in fiscal 2003 also included an $8.1 million charge related to our aforementioned store labor buyout initiative and corporate headcount reduction program during the first and second quarters of fiscal 2003, and is net of a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases. Fiscal 2002 included a $2.0 million charge related to a labor buyout program.

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

Liquidity and Capital Resources

          Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Cash provided by (used for):
Operating activities	$101.2	$90.8	$92.0
Investing activities	(99.6)	(51.5)	(105.3)
Financing activities	32.1	(41.7)	—

          The increase in cash provided by operating activities in fiscal 2004 compared to fiscal 2003 was primarily due to higher cash generated by operating assets and liabilities due to the timing of certain disbursements, partially offset by lower cash provided by operating earnings. The increase in the cash balance from $8.9 million at January 31, 2004 to $42.6 million at January 29, 2005 was due to the transfer in fiscal 2004 of our depository accounts to a new financial institution. Since we no longer had the right of offset against our disbursing accounts, book overdrafts of $20.6 million were reflected as accounts payable at January 29, 2005 rather than being netted against cash. The decrease in cash provided by operating activities in fiscal 2003 compared to fiscal 2002 was primarily due to an increase in cash interest resulting from the derivative settlement charge related to the termination and settlement of our $150 million interest rate zero-cost collar, partially offset by higher net earnings and less cash used for operating assets and liabilities. The increase in cash used for investing activities in fiscal 2004 compared to fiscal 2003 was due higher capital expenditures, including technology investments, and the acquisition of CSC, partially offset by lower proceeds from the sale of real estate. The decrease in cash used for investing activities in fiscal 2003 compared to fiscal 2002 was primarily due to lower capital expenditures, including technology investments, partially offset by proceeds of $17.3 million from the disposition of real estate and lower lease financings. The increase in cash provided by financing activities in fiscal 2004 compared to fiscal 2003 was primarily due to net increased borrowings under the Working Capital Facility and the Term Loan (see Debt Service and Liquidity below); fiscal 2003 included a $171.5 million repayment of the Term Loan, primarily from proceeds of $153.9 million from additional issuances of Senior Subordinated Notes. The increase in cash used for financing activities in fiscal 2003 compared to fiscal 2002 was primarily due to the repayment of $171.5 million of our term loan and reduced borrowings under the working capital facility, partially offset by proceeds from additional issuances of Senior Subordinated Notes of $153.9 million.

          Debt Service and Liquidity. On October 1, 2004, we entered into the Credit Agreement with a group of lenders led by Fleet Retail Group, a Bank of America company. The term of the Credit Agreement is five years and consists of a $180 million revolving working capital facility (the “Working Capital Facility”) (including a maximum of $125 million in letters of credit) and a $70 million term loan (the “Term Loan”). Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The proceeds from the Credit Agreement were used to completely repay the outstanding balance under the 2000 Credit Agreement. As of January 29, 2005, borrowings under the Term Loan and the Working Capital Facility were $70.0 million and $34.4 million, respectively, outstanding letters of credit were $61.5 million and borrowing availability under the Working Capital Facility was $84.1 million.

          Pursuant to the Credit Agreement, among other things, the maximum permitted leverage ratio, the minimum consolidated interest and rental expense coverage ratio, the minimum fixed-charge ratio and the maximum consolidated capital expenditures covenants were all eliminated and replaced with three financial covenants: minimum annual consolidated EBITDA of $135 million, minimum inventory of $150 million and maximum annual cash capital expenditures of $110 million. In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control. There are no credit agency ratings-related triggers in either the Credit Agreement or in the indenture related to the Senior Subordinated Notes (the “Indenture”) that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities. We were in compliance with all Credit Agreement covenants as of January 29, 2005.

          Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.5% to 2.25%, depending on the average remaining availability under the Credit Agreement, and at January 29, 2005 was at LIBOR plus 2.0%. The weighted-average interest rate in effect on all borrowings under the Term Loan was 5.2% during fiscal 2004.

          All of the obligations under the Credit Agreement are guaranteed by the Company’s 100% owned subsidiaries, except our nonguarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leased to Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of our tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

          We believe that cash flows generated from operations, supplemented by the unused borrowing capacity under the Credit Agreement and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations are lower in fiscal 2005 and beyond, we may need to adjust our future cash capital expenditure program.

          We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes which pay cash interest semi-annually on February 1 and August 1. The Indenture contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. We were in compliance with all Senior Subordinated Notes covenants as of January 29, 2005.

          Contractual Obligations and Commitments. We enter into a variety of legally binding obligations and commitments in the normal course of our business. The table below presents our long-term contractual obligations and commitments which represent known future cash payments that we will be required to make under existing contractual arrangements. Some amounts are based on management’s estimates and assumptions and amounts actually paid may vary from those reflected below. The following table presents contractual obligations as of January 29, 2005 (in millions):

	Payments Due by Fiscal Years
	Total	2005	2006 and 2007	2008 and 2009	Thereafter
Debt obligations (1)	$481.2	$36.6	$2.3	$90.5	$351.8
Capital lease obligations (1)	193.4	15.1	19.9	15.7	142.7
Operating lease obligations (2)	516.7	59.7	107.8	85.5	263.7
Purchase obligations (3)	746.8	99.8	192.3	190.1	264.6
Other liabilities (4)	201.3	36.8	43.9	33.0	87.6

Total	$2,139.4	$248.0	$366.2	$414.8	$1,110.4

(1)	Debt and capital lease obligations include principal payments only.

(2)	Operating lease obligations, net of sublease income of $57.7 million, are $459.0 million.

(3)	In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Our obligation related to these contracts is typically limited to return of unearned allowances and therefore no amounts have been included above. Purchase obligations shown above relate to the outsourcing of a major portion of our distribution, trucking and information systems functions through long-term agreements, as noted below.

    We have a supply agreement with C&S, expiring in January 2013, pursuant to which C&S supplies substantially all of our grocery, frozen and perishable merchandise requirements. Under our arrangement with C&S, we negotiate prices, discounts and promotions with vendors. We pay C&S a per case upcharge, and have annual minimum case commitments. The table above reflects this minimum upcharge. During fiscal 2004, the products supplied from C&S accounted for approximately 60% of all of our supermarket inventory purchases. This agreement may only be terminated for cause or certain events of bankruptcy by either party.

    In February 2005, we entered into a seven-year outsourcing agreement with IBM to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. We may terminate this agreement with a payment of a specified termination charge.

    We also have an agreement, expiring in January 2014, with GHI, a local trucking company, to provide us with trucking services. Under this arrangement, there is an annual fixed fee in addition to transportation charges. The fixed fee is reflected in the table above. We may terminate this agreement with a payment of a specified termination charge. In addition, in connection with the sale of the trucking business to GHI in 1997, GHI agreed to continue making (and continues to make) contributions to the Local 863 Pension Fund (the “Fund”), a multi-employer pension plan. The Company agreed in the sale agreement that in the event GHI were to withdraw (as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”)) from the Fund, to indemnify GHI under certain circumstances against all liabilities it would have arising from such a withdrawal (“Fund Withdrawal Liability”) and to provide a letter of credit in the full amount of the Fund Withdrawal Liability to secure the potential indemnification obligation. We delivered in 1997 letters of credit in the aggregate amount of approximately $3 million in favor of GHI and the Fund. Subsequent to fiscal year end, we agreed to deliver an additional $7 million letter of credit in favor of GHI, and to adjust said letter of credit up or down annually beginning in 2006 to reflect any change in the maximum amount of the Fund Withdrawal Liability estimated for a complete withdrawal by GHI from the Fund. We have also agreed with GHI that any annual increase in said letter of credit would not exceed $5 million; provided, however, that in the event of certain change of control transactions involving the Company (excluding the Yucaipa Transaction), a failure to provide an annual increase in the letter of credit when due, or a material adverse change in our financial condition, we would be required to furnish a letter of credit in the full amount of the Fund Withdrawal Liability (currently estimated to be approximately $31 million), less any outstanding letters of credit in favor of GHI and/or the Fund.

(4)	Other liabilities include estimated self-insured obligations, estimated unfunded pension liabilities and estimated post-retirement and post-employment obligations.

          We had outstanding letters of credit of $61.5 million as of January 29, 2005, of which $60.5 million were standby letters of credit covering primarily self-insured or performance obligations. The remaining $1.0 million were commercial letters of credit supporting purchases of imported products.

          Off-Balance Sheet Arrangements. In the normal course of business, we have assigned to third parties various leases related to former businesses that we sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making rental payments under the Assigned Leases, under certain circumstances we could be required to assume the lease obligation. As of January 29, 2005, 66 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make rental payments under an Assigned Lease, an event we believe to be remote, management estimates our maximum potential obligation with respect to the Assigned Leases to be approximately $109 million, which could be partially or totally offset by reassigning or subletting such leases. We have recognized a liability on our consolidated balance sheet as of January 29, 2005 of $2.7 million, which represents certain guarantees attributable to our secondary liability in connection with Assigned Leases assigned after December 31, 2002. Additionally, during 1997, the Company sold its distribution operation to C&S and its trucking operation to GHI. In each case, C&S and GHI agreed to continue making (and continue to make) contributions to the applicable multi-employer pension plan. In connection with each sale, the Company agreed that, in the event of a withdrawal from the plan by the applicable acquiring party, it would, under certain circumstances and to a limited extent with respect to C&S, indemnify each of the acquirers with respect to such contingent withdrawal liability. The Company is also a party to a variety of contracts under which it may be obligated to indemnify the other party for certain matters. These contracts primarily relate to the Company’s commercial contracts, purchase and sale agreements, leases, financial agreements and various other agreements. Under these contracts, the Company may provide routine indemnification relating to representations and warranties, or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, the Company has not made a significant payment for these indemnifications.

          Capital Expenditures. Capital expenditures, including property acquired under capital leases, technology investments and the Acquisition, were $119.0 million in fiscal 2004 compared to $79.3 million in fiscal 2003 and $121.1 million in fiscal 2002. Capital expenditures included $23.5 million, $20.7 million and $36.5 million in technology spending in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. During fiscal 2004, we opened three new stores, one of which was formerly operated by joint venture and was previously included in our store count, closed two stores, one of which was formerly operated by a joint venture, and completed 19 store renovations. During fiscal 2003, we opened two new stores, closed three stores and renovated 16 stores. One of the new stores is a replacement for one of the stores being closed. In fiscal 2005, our capital expenditure plan is to invest approximately $67 million in new stores, major store renovations and technology investments. During fiscal 2005, we plan to open two new stores, close two stores and complete eight store renovations. One of the new stores is a replacement for one of the stores being closed.

          Contingencies. We are a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the our financial statements taken as a whole. We have taken certain tax positions, which may be challenged, and have reserved for such tax positions in noncurrent liabilities as payment, if any, is not expected within one year. While the ultimate resolution of these positions cannot be determined with any degree of certainty, we believe that the aggregate contingencies, if any, when compared to the amounts reserved, will not have a material effect on our financial statements taken as a whole.

Critical Accounting Policies

          Our discussion of results of operations and financial condition relies on our financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in this report are those that depend most heavily on these judgments and estimates.

          Impairment of Long-Lived Assets. It is our accounting policy to assess the carrying value of our long-lived assets for possible impairment on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. In fiscal 2004, we estimated future cash flows based on economic and business assumptions and concluded that there was an impairment of $15.2 million. Since our estimates project cash flow several years into the future, they could be affected by variable factors such as inflation and economic conditions. In fiscal 2003 and fiscal 2002, there was no impairment of our long-lived assets.

          Goodwill Impairment. We performed the annual evaluation of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2004 and, based on such evaluation of fair value, concluded that there was a $293.8 million impairment of our goodwill. Since such impairment analysis is based on economic and business assumptions, the goodwill impairment analysis in the future could be affected by changes in these business and economic conditions, changes in consumer spending, the competitive environment in which we operate and other risks detailed elsewhere in this report. In fiscal 2003 and fiscal 2002, we concluded there was no impairment of our goodwill.

          Pension Plans. Pension income for all our pension plans was $4.1 million, $4.3 million (net of a $2.1 million retirement incentive program charge) and $9.0 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively, and was calculated based upon a number of actuarial assumptions. The expected return on assets of our qualified pension plan (the “Qualified Plan”) represents the weighted-average of expected returns for each asset category, which have been developed using information from a number of third-party consultants and long-term historical data on returns for different asset categories and inflation. We also considered the Qualified Plan’s historical 10-year and 20-year compounded returns of 12.9% and 13.1%, respectively, which have exceeded broad market returns over comparable periods, indicating a significant premium has been gained through active management of plan assets. Based on these factors and the asset allocation discussed below, we elected to use a 9.00% expected return on plan assets in determining pension income for fiscal 2004. This was consistent with fiscal 2003, but represented a 0.5% decrease from the expected returns on plan assets used in determining pension income for fiscal 2002. Both assumptions were net of expected plan expenses payable from the trust fund, which are less than 0.5% of plan assets.

          The expected long-term rate of return on our Qualified Plan assets is based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return of 10.5%, and 30% with fixed income managers, with an expected long-term rate of return of 5.5%. Because of market fluctuation, our actual asset allocation as of December 31, 2004 was 74% with equity managers and 26% with fixed income managers. We believe, however, that our long-term asset allocation on average will approximate 70% with equity managers and 30% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. An additional 0.5% reduction in our expected long-term rate of return on Qualified Plan assets, holding all other factors constant, would have reduced our pension income during fiscal 2004 by approximately $1.2 million.

          We base our determination of pension expense or income, in part, on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. As of January 29, 2005, we had cumulative net actuarial gains of approximately $3.9 million, due to the differences between expected and actual return on plan assets, which remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial gains may result in increases in our future pension income depending on several factors, including future asset gains and losses and whether such gains and losses, as recognized at each measurement date, together with other actuarial experience recognized, exceed the corridor in which gains and losses are not amortized, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

          The discount rate that we used for determining future pension obligations was based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency at the end of the calendar year. The discount rate determined on this basis has decreased from 6.00% as of January 31, 2004 to 5.75% as of January 29, 2005. Pension income is sensitive to the discount rate and salary increase assumptions used. A 0.25% decrease in the discount rate and salary increase assumptions used would have decreased pension income during fiscal 2004 by approximately $0.1 million.

          Based on an expected return on plan assets assumption of 9.00%, a discount rate of 5.75% and our various other relevant current assumptions, we estimate that our pension income for all pension plans combined will approximate $2.6 million for fiscal 2005, $4.6 million for fiscal 2006 and $5.9 million for fiscal 2007. Actual pension income in the future will depend on future investment performance, changes in discount rates and various other factors related to the populations participating in our pension plans.

          The value of our Qualified Plan assets has increased from $250.7 million at December 31, 2003 to $262.8 million at December 31, 2004. Accruing benefits, changes in economic assumptions and unfavorable actuarial experience have lowered the overfunded status of our Qualified Plan, net of benefit obligations, from $79.6 million at December 31, 2003 to $72.5 million at December 31, 2004. We believe that, based on our actuarial assumptions and due to the overfunded status of our Qualified Plan, we will not be required to make any cash contributions to our Qualified Plan for at least the next three years.

          Self-Insured Claims Liabilities and Postemployment Benefits. We are self insured for claims relating to customer, associate and vehicle accidents, as well as certain associate medical and disability benefits, and we maintain third-party excess insurance coverage for such claims. It is our accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported discounted at a risk-free interest rate. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns. At January 29, 2005, liabilities for self-insured claims and benefits were $60.7 million and for postemployment benefits were $7.1 million.

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

          In May 2004, the staff of the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP No. FAS 106-1 allowed companies to either assess the effect of the Act on their retirement-related benefit costs and obligations or to defer accounting for the effects of the Act until authoritative guidance was issued. We elected to defer any accounting for the effects of the Act pursuant to FSP No. FAS 106-1 and made that election in our fiscal quarter ended May 1, 2004, the first period in which the plan’s accounting for the effects of the Act normally would have been reflected in our financial statements. We and our actuarial advisors determined that benefits provided by one of the prescription drug plans we sponsor for a collective bargaining group as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, we will be entitled to the federal subsidy for that plan. We and our actuarial advisors based this determination on a comparison of the value of the prescription drug benefit for the bargaining group (net of retiree contributions) to the value of Medicare Part D (net of retiree premiums), using an actuarial model of prescription drug expenses for employer-sponsored medical plans. We elected to early adopt the provisions of this FSP for the second fiscal quarter ended July 31, 2004, and incorporated the required disclosure provisions into our financial statements. We performed a measurement of the effects of the Act on our expense for the year beginning January 1, 2004 and on our accumulated postretirement benefit obligation (“APBO”) as of January 1, 2004, the date that followed the enactment of the Act. The expense for 2004 decreased by approximately $0.7 million as a result of the Act. Our APBO as of the beginning of this fiscal year decreased by approximately $4.5 million as a result of the Act. This change in the APBO due to the Act is considered an actuarial gain. In measuring the $4.5 million APBO impact of the Act, we projected that our prescription drug per capita plan costs would, effective on January 1, 2006, decrease by 20% on average for members of one of our collective-bargaining units as a result of the federal subsidy and that we would use the federal subsidy to offset Company costs for the plan and assumes there would be no change in participation rates. The effect of applying this FSP had no cumulative effect on our retained earnings as of January 31, 2004. Accordingly, in applying the guidance in SFAS No. 3, we reported a reduction in net periodic benefit costs of $0.7 million in fiscal 2004.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. This statement was originally effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance date to permit companies to implement this statement at the beginning of their fiscal year that begins after June 15, 2005, i.e., for our first quarter reporting period ending April 29, 2006. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statement for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. We are in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When the evaluation is complete, we will select a transition method.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on January 29, 2005. During fiscal 2004, the average interest rates in effect on borrowings under our Term Loan and our Working Capital Facility were 5.2% and 5.3%, respectively. A 1% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt and to the $34.4 million balance of floating-rate Working Capital Facility debt would affect pre-tax annual results of operations by approximately $1.0 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our treasury management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 8. Financial Statements.

Pathmark Stores, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Sales	$3,978.5	$3,991.3	$3,937.7
Cost of goods sold	(2,846.1)	(2,852.6)	(2,816.7)

Gross profit	1,132.4	1,138.7	1,121.0
Selling, general and administrative expenses	(984.9)	(953.9)	(944.4)
Depreciation and amortization	(89.4)	(84.0)	(84.6)
Impairment of goodwill and long-lived assets	(309.0)	—	—

Operating earnings (loss)	(250.9)	100.8	92.0
Interest expense	(67.0)	(72.5)	(65.1)

Earnings (loss) before income taxes and cumulative effect of an accounting change	(317.9)	28.3	26.9
Income tax benefit (provision)	9.3	(11.8)	(13.0)

Earnings (loss) before cumulative effect of an accounting change	(308.6)	16.5	13.9
Cumulative effect of an accounting change, net of tax	—	—	(0.6)

Net earnings (loss)	$(308.6)	$16.5	$13.3

Weighted-average number of shares outstanding - basic	30.1	30.1	30.1

Weighted-average number of shares outstanding - diluted	30.1	30.4	30.4

Net earnings (loss) per share - basic
Earnings (loss) before cumulative effect of an accounting change	$(10.26)	$0.55	$0.46
Cumulative effect of an accounting change, net of tax	—	—	(0.02)

Net earnings (loss) per share - basic	$(10.26)	$0.55	$0.44

Net earnings (loss) per share - diluted
Earnings (loss) before cumulative effect of an accounting change	$(10.26)	$0.54	$0.46
Cumulative effect of an accounting change, net of tax	—	—	(0.02)

Net earnings (loss) per share - diluted	$(10.26)	$0.54	$0.44

See notes to financial statements.

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	January 29, 2005	January 31, 2004
ASSETS
Current Assets
Cash	$42.6	$8.9
Accounts receivable, net	19.9	21.2
Merchandise inventories	182.2	185.8
Due from suppliers	74.7	81.3
Other current assets	21.4	33.4

Total current assets	340.8	330.6
Property and equipment, net	575.0	584.5
Goodwill	144.7	434.0
Other noncurrent assets	192.9	171.8

Total assets	$1,253.4	$1,520.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$102.1	$87.2
Current maturities of debt	36.6	7.1
Current portion of lease obligations	15.1	17.6
Accrued expenses and other current liabilities	160.3	148.2

Total current liabilities	314.1	260.1
Long-term debt	444.6	421.3
Long-term lease obligations	178.3	178.9
Deferred income taxes	72.0	93.6
Other noncurrent liabilities	179.2	192.0

Total liabilities	1,188.2	1,145.9

Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, $0.01 par value	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares at January 29, 2005 and January 31, 2004
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(598.3)	(289.7)
Accumulated other comprehensive loss	(4.0)	(2.8)
Treasury stock, at cost: 28,318 shares at January 29, 2005 and January 31, 2004	(0.7)	(0.7)

Total stockholders' equity	65.2	375.0

Total liabilities and stockholders' equity	$1,253.4	$1,520.9

See notes to financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows
(in millions)

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Operating Activities
Net earnings (loss)	$(308.6)	$16.5	$13.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	89.4	83.9	84.6
Amortization and write off of deferred financing costs	3.4	4.8	1.8
Impairment of goodwill and long-lived assets	309.0	—	—
Gain on sale of real estate	(1.5)	(13.7)	—
Deferred income tax provision (benefit)	(12.4)	7.6	6.0
Tax benefit related to stock-based compensation	—	—	1.1
Cumulative effect of an accounting change	—	—	0.6
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	1.3	0.6	0.1
Merchandise inventories	5.0	(1.7)	1.6
Due from suppliers	6.6	(3.5)	(8.6)
Other current assets	8.9	(1.2)	3.8
Noncurrent assets	(2.8)	(6.5)	(11.3)
Accounts payable	14.9	(5.0)	(2.0)
Accrued expenses and other current liabilities	2.9	0.4	(9.0)
Noncurrent liabilities	(14.9)	8.6	10.0

Cash provided by operating activities	101.2	90.8	92.0

Investing Activities
Capital expenditures, including technology investments	(98.8)	(68.8)	(92.6)
Acquisition of Community Supermarket Corporation	(4.5)	—	—
Proceeds from the sale of real estate	3.7	17.3	—
Lease financings	—	—	(12.7)

Cash used for investing activities	(99.6)	(51.5)	(105.3)

Financing Activities
Borrowings under the term loan	70.0	—	—
Repayments of the term loan	(45.8)	(171.5)	(0.7)
Borrowings (repayments) under the working capital facility, net	29.9	(5.5)	10.0
Borrowings under the senior subordinated notes	—	153.9	—
Repayments of capital lease obligations	(15.2)	(19.1)	(14.0)
Repayments of other debt	(4.7)	(3.6)	(9.1)
Borrowings under other debt	2.8	3.4	3.0
Deferred financing costs	(4.9)	(1.1)	(2.2)
Proceeds from lease financings	—	1.8	12.7
Proceeds from the exercise of stock options	—	—	0.3

Cash provided by (used for) financing activities	32.1	(41.7)	—

Increase (decrease) in cash	33.7	(2.4)	(13.3)
Cash at beginning of period	8.9	11.3	24.6

Cash at end of period	$42.6	$8.9	$11.3

Supplemental Disclosures of Cash Flow Information
Interest paid	$64.4	$63.3	$57.3

Income taxes paid	$3.9	$6.1	$4.1

Non-cash Investing and Financing Activities
Capital lease obligations incurred	$15.7	$10.5	$15.8

See notes to financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Preferred Stock		Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, February 2, 2002	$—		$0.3	$60.0	$607.0	$(319.5)	$(2.2)	$(1.2)	$344.4

Net earnings	—		—	—	—	13.3	—	—	13.3
Unrealized loss on cash-flow
hedge, net of tax	—		—	—	—	—	(1.5)	—	(1.5)
Minimum pension liability,
net of tax	—		—	—	—	—	(0.8)	—	(0.8)

Total comprehensive
earnings (loss)	—		—	—	—	13.3	(2.3)	—	11.0

Exercise of stock options	—		—	—	(0.2)	—	—	0.5	0.3
Tax benefit related to		—
stock-based compensation	—		—	—	1.1	—	—	—	1.1

Balance, February 1, 2003	—		0.3	60.0	607.9	(306.2)	(4.5)	(0.7)	356.8

Net earnings	—		—	—	—	16.5	—	—	16.5
Settlement and termination of
cash-flow hedge, net of tax	—		—	—	—	—	3.7	—	3.7
Minimum pension liability,
net of tax	—		—	—	—	—	(2.0)	—	(2.0)

Total comprehensive earnings .	—		—	—	—	16.5	1.7	—	18.2

Balance, January 31, 2004	—		0.3	60.0	607.9	(289.7)	(2.8)	(0.7)	375.0

Net loss	—		—	—	—	(308.6)	—	—	(308.6)
Minimum pension liability,
net of tax	—		—	—	—	—	(1.2)	—	(1.2)

Total comprehensive loss	—		—	—	—	(308.6)	(1.2)	—	(309.8)

Balance, January 29, 2005	$—		$0.3	$60.0	$607.9	$(598.3)	$(4.0)	$(0.7)	$65.2

See notes to financial statements.

Pathmark Stores, Inc.

Notes to Financial Statements

Note 1. Significant Accounting Policies

          Business. Pathmark Stores, Inc. (the “Company” or “Pathmark”) operated 143 supermarkets as of January 29, 2005, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

          Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation. The Company owns a 50% interest in a joint venture, established in 1978, which owns real property and has leased a supermarket to the Company. This investment, which is not material to the Company’s financial statements, is accounted for under the equity method. No debt incurred by this entity is recourse to the Company as of January 29, 2005.

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

          Fiscal Year. The Company’s fiscal year ends on the Saturday nearest to January 31 of the following calendar year. The Company’s fiscal 2004 consisted of the 52-week period ended January 29, 2005, fiscal 2003 consisted of the 52-week period ended January 31, 2004 and fiscal 2002 consisted of the 52-week period ended February 1, 2003. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks.

          Cash. Bank accounts at the same financial institution are combined for purposes of evaluating whether a net book overdraft exists. Net book overdrafts are reclassified to accounts payable. At January 29, 2005, net book overdrafts of $20.6 million were reclassified to accounts payable.

          Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first out (“LIFO”) basis.

          Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over the following useful lives: buildings, 40 years; fixtures and equipment, 3 to 10 years; and leasehold improvements, 8 to 15 years or lease term, whichever is shorter. Capital leases are recorded at the present value of minimum lease payments or fair market value of the related property, whichever is less. Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property’s estimated useful life. Certain of the Company’s operating leases contain rent holidays. For these leases, the Company recognizes the related rent expense on a straight-line basis at the earlier of the first rent payment or the date of possession of the leased property. The difference between the amounts charged to expense and the rent paid is recorded as deferred rent and amortized over the lease term.

          Long-Lived Assets. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company assesses the carrying value of its long-lived assets for possible impairment on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is recognized to the extent the carrying value exceeds the fair value, which approximates the net realizable value, of the asset. The Company recorded a non-cash impairment charge of $15.2 million in fiscal 2004, which was included as a component of impairment of goodwill and long-lived assets (see Impairment of Goodwill and Long-Lived Assets in this note). The Company did not record an impairment charge in fiscal 2003 or in fiscal 2002.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

          Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill account is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual evaluation of goodwill in the fourth quarter of each fiscal year. The first step of this evaluation is to determine whether the carrying value of the Company exceeds its fair value, which is based on the Company’s recent enterprise value. Since the fair value of the Company was less than its carrying value, the Company measured its impairment by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with the carrying value of the goodwill. Based on such evaluation of its fair value, the Company recorded in the fourth quarter of fiscal 2004 a non-cash goodwill impairment charge of $293.8 million. This charge was included as a component of impairment of goodwill and long-lived assets (see Impairment of Goodwill and Long-Lived Assets in this note). In fiscal 2003 and fiscal 2002, the Company concluded that there was no impairment of its goodwill.

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

          Impairment of Goodwill and Long-Lived Assets. In the fourth quarter of fiscal 2004, the Company recorded a non-cash charge of $309.0 million, comprised of impairments of goodwill of $293.8 million and long-lived assets of $15.2 million. The goodwill impairment, which is not deductible for income tax purposes, represents the write down of the carrying value of the Company’s goodwill to its implied fair value and is due to the Company’s declining operating performance in fiscal 2004 and the reduced valuation multiples in the retail grocery industry. Such negative factors are reflected in the Company’s stock price and market capitalization. The long-lived assets impairment represents the write-downs of under-performing stores to their fair market values.

          Software. Internally developed software, which creates a new system or adds identifiable functionality to an existing system, and externally purchased software are capitalized and amortized on a straight-line method over 3 to 5 years; such amortization is classified in depreciation and amortization.

          Unearned Vendor Allowances and Rebates. The Company receives vendor allowances and rebates under vendor contracts which require the Company to purchase the vendor’s product based on either a volume or specified time period commitment or require the Company to perform a specific activity such as promote and/or advertise the vendor’s product. When payment is received prior to fulfillment of the contractual terms, our accounting policy is to record such amounts as unearned vendor allowances and rebates on our consolidated balance sheet; such unearned vendor allowances and rebates are earned through a reduction in cost of goods sold when the required contractual terms are completed and when the inventory is sold. Current unearned vendor allowances and rebates are based on the amount projected to be earned in fiscal 2005, whereas noncurrent unearned vendor allowance and rebates are based on amounts projected to be earned subsequent to fiscal 2005.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

          Self-Insured Claims Liabilities. The Company is self insured for claims relating to customer, associate and vehicle accidents, as well as certain associate medical and disability benefits, and maintains third-party excess insurance coverage for such claims. It is the Company’s accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported. Such self-insured claims liabilities are recorded at present value utilizing a 4% risk-free interest rate based on the projected payout of these claims. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns.

          Fair Value of Financial Instruments. The fair value of the publicly-traded 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”) was based on the quoted market price as of January 29, 2005 and January 31, 2004, respectively. The fair values of the term loan (the “Term Loan”) and the working capital facility (the “Working Capital Facility”) were based on quoted market prices as of January 29, 2005 and January 31, 2004. The fair values of the mortgages and industrial revenue bonds were based on market interest rates as of January 29, 2005 and January 31, 2004. As of January 29, 2005 and January 31, 2004, the carrying values of accounts receivable, due from suppliers, accounts payable, and accrued expenses and other current liabilities approximated their fair values due to the short-term maturities of these accounts. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented in Note 10 are not necessarily indicative of the amounts that the Company could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

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

          Revenue Recognition. Revenue is recognized at the point of sale to the customer. Discounts provided to customers through Pathmark coupons are recorded as a reduction of sales. From time-to-time the Company initiates customer loyalty programs which allow customers to earn points for each purchase completed during a specific time period. Points earned enable customers to receive a certificate that may be redeemed on future purchases. The Company accounts for its customer loyalty programs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future”. The value of points earned by our loyalty program customers is included as a liability and a reduction of revenue at the time the points are earned based on the percentage of points that are projected to be redeemed.

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

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

          Advertising Costs. Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $41.1 million during fiscal 2004, $41.3 million during fiscal 2003 and $41.0 million during fiscal 2002.

          Store Preopening and Closing Costs. Store preopening costs are expensed as incurred. The Company records a liability for store closing costs such as future rent and real estate taxes, net of expected sublease recovery, from the date of closure discounted using a risk-adjusted rate of interest.

          Shares Outstanding. The weighted-average number of shares outstanding – basic were 30.1 million shares for fiscal 2004, for fiscal 2003 and for fiscal 2002. The weighted-average number of shares outstanding – diluted were 30.1 million shares for fiscal 2004, and 30.4 million shares for fiscal 2003 and for fiscal 2002. For fiscal 2004, all stock options and warrants were excluded from the computation of weighted-average number of shares outstanding – diluted because their effect would have been anti-dilutive.

          Derivative and Hedging Activities. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging transactions. The Company also assesses, both at the inception of a hedge and on an on-going basis, whether the derivative designated as a hedge is highly effective in offsetting changes in fair value of the item being hedged. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The Company terminated and settled its three-year interest rate zero-cost collar in December 2003.

          Minimum Pension Liability. The Company maintains several unfunded pension plans for certain current and retired executives. The minimum pension liability for these plans is recorded in other noncurrent liabilities and the related unrealized loss, net of tax, is included in accumulated other comprehensive loss in stockholders’ equity on the consolidated balance sheets.

          Accounting Adjustments. The Company reviewed its lease accounting practices following the Securities and Exchange Commission’s recent clarification to the American Institute of Certified Public Accountants of operating leases and leasehold improvement issues. Based on this review, the Company recorded in the fourth quarter of fiscal 2004 a credit of $4.4 million to correct, on a cumulative basis, the calculation of straight-line rent expense by reducing its deferred rent liability account. The Company also recorded in the fourth quarter of fiscal 2004 a charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements.

          In addition, the Company reviewed the accounting for its long-term disability medical plan. Based on this review, the Company concluded that it had not correctly accounted for the plan on an accrual basis and recorded in the fourth quarter of fiscal 2004 a charge of $3.0 million to record a liability for such disability expenses. The Company also recorded in the fourth quarter of fiscal 2004 a credit of $1.3 million to correct, on a cumulative basis, certain book and tax basis differences by reducing its deferred income tax liability account.

          A summary of the aforementioned charges (credits) are as follows (in millions):

	Pre-Tax	Tax Impact	Post-Tax
Straight-line rent expense	$(4.4)	$1.8	$(2.6)
Depreciation and amortization	2.0	(0.8)	1.2
Long-term disability - medical expense	3.0	(1.2)	1.8
Deferred income tax benefit	—	(1.3)	(1.3)

	$0.6	$(1.5)	$(0.9)

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

          The Company did not restate its prior years’ financial statements for such adjustments since the impact was immaterial to the Company’s financial condition and results of operations for fiscal 2004, prior years or any interim periods. The impact is also not expected to have a material impact on the Company’s future financial condition or results of operations.

          New Accounting Pronouncements. In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an amendment of SFAS No. 87, 88 and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces, about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Effective with fiscal 2003 year-end reporting, the required information was provided separately for pension plans and for other postretirement benefit plans. Effective with fiscal 2004 quarterly reporting, the required information was provided separately for pension plans and for other postretirement benefit plans. The adoption of SFAS No. 132 (revised 2003) did not have an impact on the Company’s financial position or results of operations.

          In May 2004, the staff of the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP No. FAS 106-1 allowed companies to either assess the effect of the Act on their retirement-related benefit costs and obligations or to defer accounting for the effects of the Act until authoritative guidance was issued. The Company elected to defer any accounting for the effects of the Act pursuant to FSP No. FAS 106-1 and made that election in the fiscal quarter ended May 1, 2004, the first period in which the plan’s accounting for the effects of the Act normally would have been reflected in its financial statements. The Company and its actuarial advisors determined that benefits provided by one of the prescription drug plans it sponsors for a collective bargaining group as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to the federal subsidy for that plan. The Company and its actuarial advisors based this determination on a comparison of the value of the prescription drug benefit for the bargaining group (net of retiree contributions) to the value of Medicare Part D (net of retiree premiums), using an actuarial model of prescription drug expenses for employer-sponsored medical plans. The Company elected to early adopt the provisions of this FSP for the second fiscal quarter ended July 31, 2004, and incorporated the required disclosure provisions into its financial statements. The Company performed a measurement of the effects of the Act on its expense for the year beginning January 1, 2004 and on its accumulated postretirement benefit obligation (“APBO”) as of January 1, 2004, the date that followed the enactment of the Act. The expense for 2004 decreased by approximately $0.7 million as a result of the Act. The Company’s APBO as of the beginning of this fiscal year decreased by approximately $4.5 million as a result of the Act. This change in the APBO due to the Act is considered an actuarial gain. In measuring the $4.5 million APBO impact of the Act, the Company projected that its prescription drug per capita plan costs would, effective on January 1, 2006, decrease by 20% on average for members of one of their collective-bargaining units as a result of the federal subsidy and that it would use the federal subsidy to offset Company costs for the plan and assumes there would be no change in participation rates. The effect of applying this FSP had no cumulative effect on the Company’s retained earnings as of January 31, 2004. Accordingly, in applying the guidance in SFAS No. 3, the Company reported a reduction in net periodic benefit costs of $0.7 million in fiscal 2004.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. This statement was originally effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance date to permit companies to implement this statement at the beginning of their fiscal year that begins after June 15, 2005, i.e., for the Company’s first quarter reporting period ending April 29, 2006. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statement for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When the evaluation is complete, the Company will select a transition method.

Note 2. Stock-Based Compensation

          The Company currently accounts for stock-based compensation plans using the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price of all stock options granted under the Company’s stock-based compensation plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation expense is recognized in the Company’s operating results.

          The following pro forma disclosure illustrates the effect on net earnings (loss) and net earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in millions, except per share amounts):

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net earnings (loss), as reported	$(308.6)	$16.5	$13.3
Less: stock-based compensation expense, net of related tax effect	(3.7)	(4.1)	(2.4)

Net earnings (loss), pro forma	$(312.3)	$12.4	$10.9

Weighted-average number of shares outstanding - basic	30.1	30.1	30.1

Weighted-average number of shares outstanding - diluted	30.1	30.4	30.4

Net earnings (loss), per share - basic, as reported	$(10.26)	$0.55	$0.44
Less: stock-based compensation expense, net of related tax effect	(0.12)	(0.14)	(0.08)

Net earnings (loss) per share - basic, pro forma	$(10.38)	$0.41	$0.36

Net earnings (loss), per share - diluted, as reported	$(10.26)	$0.54	$0.44
Less: stock-based compensation expense, net of related tax effect	(0.12)	(0.13)	(0.08)

Net earnings (loss) per share - diluted, pro forma	$(10.38)	$0.41	$0.36

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 2. Stock-Based Compensation – (Continued)

          For purposes of the pro forma disclosures, the estimated fair value of the options issued is assumed to be expensed over the options’ vesting period. The Company will adopt SFAS No. 123 (revised 2004), “Share-Based Payment,” effective with its first quarter reporting period ending April 29, 2006 (see New Accounting Pronouncements in Note 1).

Note 3. Accounts Receivable, Net

          Accounts receivable, net are comprised of the following (in millions):

	January 29, 2005	January 31, 2004
Prescription plans	$18.7	$19.5
Other	2.7	3.0

Accounts receivable	21.4	22.5
Less: allowance for doubtful accounts	(1.5)	(1.3)

Accounts receivable, net	$19.9	$21.2

Note 4. Merchandise Inventories

          Merchandise inventories are comprised of the following (in millions):

	January 29, 2005	January 31, 2004
Merchandise inventories at FIFO cost	$184.8	186.4
Less: LIFO reserve	(2.6)	(0.6)

Merchandise inventories at LIFO cost	$182.2	185.8

Note 5. Other Current Assets

          Other current assets are comprised of the following (in millions):

	January 29, 2005	January 31, 2004
Prepaid expenses	$10.9	$19.9
Supplies inventory	4.3	3.8
Other	6.2	9.7

Other current assets	$21.4	$33.4

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 6. Property and Equipment, Net

          Property and equipment, net are comprised of the following (in millions):

	January 29, 2005	January 31, 2004
Land	$30.5	$31.7
Buildings and building improvements	97.0	95.6
Fixtures and equipment	233.2	201.1
Leasehold costs and improvements	299.1	297.0

Property and equipment, owned	659.8	625.4
Buildings and equipment under capital leases (a)	162.6	164.7

Property and equipment, at cost	822.4	790.1
Less: accumulated depreciation and amortization (b)	(247.4)	(205.6)

Property and equipment, net	$575.0	$584.5

(a)	Represents buildings under capital leases of $128.2 million and equipment under capital leases of $34.4 million as of January 29, 2005 and buildings under capital leases of $116.5 million and equipment under capital leases of $48.2 million as of January 31, 2004.
(b)	Includes accumulated depreciation of $27.9 million for buildings under capital leases and accumulated depreciation of $12.3 million for equipment under capital leases as of January 29, 2005 and accumulated depreciation of $21.2 million for buildings under capital leases and accumulated depreciation of $17.4 million for equipment under capital leases as of January 31, 2004.

Note 7. Other Noncurrent Assets

          Other noncurrent assets are comprised of the following (in millions):

	January 29, 2005	January 31, 2004
Funded pension plan assets	$139.9	$133.5
Capitalized software, net	38.9	26.0
Deferred financing costs, net	11.0	9.9
Other	3.1	2.4

Other noncurrent assets	$192.9	$171.8

Note 8. Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities are comprised of the following (in millions):

	January 29, 2005	January 31, 2004
Payroll and payroll taxes	$50.3	$48.6
Self-insured claims liabilities	22.4	20.1
Interest	17.6	17.3
Unearned vendor allowances and rebates	13.5	9.0
Deferred income taxes	13.0	5.0
Utilities and common area maintenance	8.7	10.3
Gift certificates	7.9	7.5
Other	26.9	30.4

Accrued expenses and other current liabilities	$160.3	$148.2

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 9. Long-Term Debt

          Long-term debt is comprised of the following (in millions):

	January 29, 2005	January 31, 2004
Senior subordinated notes	$353.4	$353.9
Term loans	70.0	45.8
Working capital facility	34.4	4.5
Mortgages	21.0	21.4
Industrial revenue bonds	1.3	1.4
Other debt	1.1	1.4

Total debt	481.2	428.4
Less: current maturities and the working capital facility	(36.6)	(7.1)

Long-term debt	$444.6	$421.3

          Scheduled Maturities of Debt. The amount of principal payments required each fiscal year on outstanding debt as of January 29, 2005 are as follows (in millions):

Fiscal Year	Principal Payments
2005	$36.6
2006	1.1
2007	1.2
2008	19.9
2009	70.6
Thereafter	351.8

Total	$481.2

          Senior Subordinated Notes. The Company has outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture related to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. The Company was in compliance with all Senior Subordinated Notes covenants as of January 29, 2005.

          Bank Credit Facility. On October 1, 2004, the Company entered into an amended and restated $250 million senior secured credit facility (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. The term of the Credit Agreement is five years and consists of the $180 million Working Capital Facility (including a maximum of $125 million in letters of credit) and the $70 million Term Loan. Under the Term Loan, the Company is required to make a balloon payment of $70 million on October 1, 2009. The proceeds from the Credit Agreement were used to completely repay the outstanding balance under the Company’s credit agreement dated September 19, 2000 (the “2000 Credit Agreement”). As of January 29, 2005, borrowings under the Term Loan and the Working Capital Facility were $70.0 million and $34.4 million, respectively, outstanding letters of credit were $61.5 million and borrowing availability under the Working Capital Facility was $84.1 million.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 9. Long-Term Debt – (Continued)

          Pursuant to the Credit Agreement, among other things, the maximum permitted leverage ratio, the minimum consolidated interest and rental expense coverage ratio, the minimum fixed-charge ratio and the maximum consolidated capital expenditures covenants were all eliminated and replaced with three financial covenants: minimum annual consolidated EBITDA of $135 million, minimum inventory of $150 million and maximum annual cash capital expenditures of $110 million. In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control. There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities. The Company was in compliance with all Credit Agreement covenants as of January 29, 2005.

          Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.5% to 2.25%, depending on the average remaining availability under the Credit Agreement, and at January 29, 2005 was at LIBOR plus 2.0%. During fiscal 2004, the average interest rates in effect on borrowings under the Term Loan and the Working Capital Facility were 5.2% and 5.3%, respectively. The Company pays a quarterly commitment fee of 0.375% on the unused portion of the Working Capital Facility; in addition, the Company currently pays fees of 2.0% for each standby letter of credit and 1.0% for each import letter of credit issued under the Working Capital Facility.

          All of the obligations under the Credit Agreement are guaranteed by the Company’s 100% owned subsidiaries, except its nonguarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leased to Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

          The Company believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Credit Agreement and the availability of capital lease financing, will be sufficient to provide for its debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations are lower in fiscal 2005 and beyond, the Company may need to adjust its future cash capital expenditure program.

          Mortgages. The outstanding mortgages of $21.0 million are payable in installments ending in fiscal 2008 with interest at 7.32% and include a scheduled final payment of $18.9 million. These mortgages are secured by property and equipment having a net book value of $20.9 million on January 29, 2005.

          Industrial Revenue Bonds. The outstanding industrial revenue bonds of $1.3 million are payable in installments ending in fiscal 2008 and in fiscal 2018 and have interest rates ranging from 5% to 7%.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 10. Fair Value of Financial Instruments

          The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	January 29, 2005		January 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes	$353.4	$343.0	$353.9	$366.2
Term loan	70.0	69.7	45.8	46.1
Working capital facility	34.4	34.2	4.5	4.3
Mortgages	21.0	21.0	21.4	21.8
Industrial revenue bonds	1.3	1.3	1.4	1.5
Other debt	1.1	1.1	1.4	1.4

Total debt	$481.2	$470.3	$428.4	$441.3

Note 11. Comprehensive Earnings (Loss)

          Comprehensive earnings (loss) is comprised of the following (in millions):

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net earnings (loss)	$(308.6)	$16.5	$13.3
Other comprehensive earnings (loss):
Minimum pension liability, net of tax	(1.2)	(2.0)	(0.8)
Unrealized gain (loss) on cash flow hedge, net of tax	—	3.7	(1.5)

Comprehensive earnings (loss)	$(309.8)	$18.2	$11.0

Note 12. Selling, General and Administrative Expenses (“SG&A”)

          SG&A in fiscal 2004 is net of a $1.4 million credit to correct, on a cumulative basis, the accounting for the Company’s operating leases and long-term disability plan (see Note 1 – Significant Accounting Policies) and a $1.5 million gain from the disposition of real estate. SG&A in fiscal 2003 included a $8.1 million charge related to the Company’s store labor buyout initiative and corporate headcount reduction program, net of a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases. Fiscal 2002 included a $2.0 million charge related to a store labor buyout program.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 13. Interest Expense

          Interest expense is comprised of the following (in millions):

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Senior subordinated notes	$30.6	$21.2	$17.4
Term loan	2.8	12.8	16.8
Working capital facility	2.4	1.7	1.9
Lease obligations	20.0	20.4	20.7
Write off of deferred financing costs	1.7	2.6	—
Amortization of deferred financing costs	1.7	2.2	1.8
Mortgages	1.6	1.6	1.6
Derivative settlement charge	—	3.7	—
Capitalized interest	(1.2)	(0.4)	(0.1)
Other	7.4	6.7	5.0

Interest expense	$67.0	$72.5	$65.1

          Interest expense in fiscal 2004 included a write off of deferred financing costs of $1.7 million related to the refinancing and paydown of the Company’s 2000 Credit Agreement. Interest expense in fiscal 2003 included a derivative settlement charge of $3.7 million related to the termination and settlement of $150 million of the Company’s Collar and the write off of deferred financing costs of $2.6 million resulting from the repayment of $171 million of the Company’s Term Loan primarily from proceeds of additional borrowings of $150 million under the Senior Subordinated Notes. Interest expense in fiscal 2002 included the reversal of an accrued interest liability of $2.2 million related to the favorable resolution of certain tax issues.

Note 14. Lease Obligations

          Future minimum rental payments for noncancellable leases as of January 29, 2005 are as follows (in millions):

Fiscal Year	Capital Leases	Operating Leases	Subleases
2005	$32.4	$59.7	$(14.1)
2006	27.8	55.7	(13.4)
2007	27.0	52.1	(11.3)
2008	23.5	46.8	(6.3)
2009	23.5	38.7	(3.4)
Thereafter	239.0	263.7	(9.2)

Total minimum lease payments (receipts)	373.2	$516.7	$(57.7)

Less: amounts representing interest	(179.8)

Present value of net minimum capital lease payments (a)	193.4
Less: current portion of lease obligations	(15.1)

Long-term lease obligations	$178.3

(a)	Includes $31.0 million related to sale and leaseback transactions accounted for as lease financings.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 14. Lease Obligations – (Continued)

          Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (in millions):

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Minimum rentals (a)	$57.3	$54.6	$55.0
Less: sublease income (b)	(14.5)	(14.4)	(14.9)

Minimum rentals, net	$42.8	$40.2	$40.1

(a)	Minimum rentals for the 52 weeks ended January 29, 2005 exclude the credit of $4.4 million to correct, on a cumulative basis, the calculation of straight-line rent expense (see Accounting Adjustments in Note 1).
(b)	Sublease income excludes rental income on owned properties of $3.1 million, $2.8 million and $2.5 million for the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Note 15. Other Noncurrent Liabilities

          Other noncurrent liabilities are comprised of the following (in millions):

	January 29, 2005	January 31, 2004
Unearned vendor allowances and rebates	$50.2	$59.2
Self-insured claims liabilities	38.3	42.1
Unfunded pension plan benefits	30.4	28.3
Other postretirement benefits	22.5	20.4
Other postemployment benefits	6.4	5.3
Deferred rent	4.8	9.2
Other	26.6	27.5

Other noncurrent liabilities	$179.2	$192.0

Note 16. Pension and Other Benefit Plans

          Retirement Benefits. The Company maintains three defined benefit plans. One is a tax-qualified plan which covers substantially all non-union and certain union associates (the “Qualified Plan”). The second plan is an unfunded plan that provides benefits in excess of amounts permitted to be paid from the Qualified Plan due to limitations on pay and benefits imposed by the Internal Revenue Code (the “Excess Plan”). The third plan is an aggregation of individual retirement agreements the Company has entered into with certain current and retired executives providing for unfunded supplemental pension benefits upon their retirement after attainment of age 60 (the “Supplemental Agreements”). The defined benefit plans are non contributory and are generally based on associates’ years of service and average earnings for a defined period prior to retirement or a minimum formula.

          Retirement Incentive Program. During fiscal 2003, the Company offered a retirement incentive program to certain non-union associates. Additional retirement benefits were provided to those who elected to retire under the program, including a retirement bonus, an enhanced pension based on an additional three years of age or service, whichever proved more advantageous, the right to take a portion of their benefit in an immediate lump sum and continued medical coverage, subject to retiree contributions, for a period of three years. The financial impact of the program for the 43 associates who elected to retire are included within pension and other postretirement benefits.

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

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 16. Pension and Other Benefit Plans – (Continued)

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

          Pension and Other Postretirement Benefits. The following table provides a reconciliation of benefit obligations, the funded plan assets and the funded status of the plans, accounted for on a calendar-year basis, with the measurement dates of December 31, 2004 and December 31, 2003, along with the amounts recognized in the consolidated balance sheets (in millions):

	Pension Benefits		Other Postretirement Benefits
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004
Change in benefit obligations:
Benefit obligations at beginning of year	$201.8	$188.6	$31.8	$23.7
Service cost (excluding expenses)	3.1	3.1	0.8	0.7
Interest cost	12.1	11.9	1.9	1.6
Plan amendments	1.2	—	(12.8)	—
Benefits and expenses paid	(8.2)	(11.0)	(1.3)	(1.1)
Actuarial experience losses	13.0	7.1	9.6	7.4
Retirement incentive program	—	2.1	—	0.4
Curtailment gain	—	—	—	(0.9)

Benefit obligations at end of year	$223.0	$201.8	$30.0	$31.8

Change in fair value of funded plan assets: Fair value of plan assets at beginning of year	$250.7	$218.4	$—	$—
Actual return on plan assets	18.5	41.5	—	—
Benefits and expenses paid	(6.4)	(9.2)	—	—

Fair value of plan assets at end of year	$262.8	$250.7	$—	$—

Reconciliation of funded status at end of year: Funded status (plan assets less benefit obligations)	$39.8	$48.9	$(30.0)	$(31.8)
Unrecognized prior service cost (benefit)	1.5	0.5	(13.3)	(0.6)
Unrecognized net actuarial losses	72.7	58.7	20.8	11.9

Prepaid (accrued) benefit cost	$114.0	$108.1	$(22.5)	$(20.5)

Amount recognized in the consolidated balance sheets: Other noncurrent assets	$139.9	$133.5	$—	$—
Accrued expenses and other current liabilities	(2.2)	(1.8)	—	(0.1)
Noncurrent liabilities	(27.7)	(26.4)	(22.5)	(20.4)
Accumulated other comprehensive loss	4.0	2.8	—	—

Net amount recognized	$114.0	$108.1	$(22.5)	$(20.5)

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 16. Pension and Other Benefit Plans – (Continued)

Additional disclosures related to pension benefit obligations are as follows (in millions):

	January 29, 2005
	Qualified Pension Plan	Nonqualified Pension Plans	Total
Fair value of plan assets	$262.8	$—	$262.8
Projected benefit obligations	(190.3)	(32.7)	(223.0)
Funded (unfunded) projected benefit obligations	72.5	(32.7)	39.8
Accumulated benefit obligations	(176.7)	(32.6)	(209.3)
Funded (unfunded) accumulated benefit obligations	86.1	(32.6)	53.5
Net asset (liability) recognized	139.9	(25.9)	114.0
Minimum pension liability	—	(6.8)	(6.8)
Accumulated other comprehensive loss	—	4.0	4.0

The components of net periodic benefit cost (cost reduction) are as follows (in millions):

	Pension Benefits for the 52 Weeks Ended			Other Postretirement Benefits for the 52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003	January 29, 2005	January 31, 2004	February 1, 2003
Service cost	$3.1	$3.1	$3.0	$0.8	$0.7	$0.6
Interest cost	12.1	11.9	12.0	1.9	1.6	1.7
Expected return on plan assets	(22.3)	(22.2)	(24.1)	—	—	—
Amortization of prior service costs (benefits)	0.2	0.1	0.1	(0.1)	(0.1)	(0.1)
Amortization of losses	2.8	0.7	—	0.7	0.3	0.4
Retirement incentive program	—	2.1	—	—	0.4	—
Curtailment gain	—	—	—	—	(0.9)	—

Net periodic benefit cost (cost reduction)	$(4.1)	$(4.3)	$(9.0)	$3.3	$2.0	$2.6

          Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Year	Qualified Pension Plan	Nonqualified Pension Plans
2005	$6.8	$1.8	$1.3
2006	7.1	1.9	1.0
2007	7.5	1.9	1.1
2008	8.0	1.9	1.2
2009	8.5	2.0	1.3
2010 to 2014	54.6	11.6	8.3

Total	$92.5	$21.1	$14.2	(a)

(a)	Reflects Medicare Part D prescription subsidy of $1.0 million in accordance with FSP No. FAS 106-2 (See New Accounting Pronouncements in Note 1).

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 16. Pension and Other Benefit Plans – (Continued)

          Actuarial Assumptions.  The weighted-average economic assumptions used on each measurement date are as follows:

	December 31,
	2004	2003	2002
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	9.00	9.00	9.50
Rate of compensation increase	3.00	3.00	3.50
Health care cost trend rate assumed for subsequent year	10.00	9.25	7.25
Ultimate health care cost trend rate	4.00	4.00	3.50
Fiscal year that the ultimate rate is reached	2010	2010	2008

          The discount rate that the Company uses for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency at the end of the calendar year. Pension income is sensitive to the discount rate and salary increase assumptions used. A 0.25% decrease in the discount rate and salary increase assumptions used would have decreased pension income during fiscal 2004 by $0.1 million.

          Assumed health care cost trend rates also have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects as of January 29, 2005 (in millions):

	1%
	Increase	Decrease
Total of service and interest cost components	$0.4	$(0.3)
Postretirement benefit obligation	4.3	(3.5)

          Plan Assets and Expected Returns. Assets of the Company’s Qualified Plan are invested in equities, corporate bonds, U.S. Government instruments and cash. The Qualified Plan’s asset allocation as of December 31, 2003 and 2004 and the target allocation for fiscal 2005 between equity and fixed income managers is as follows:

	2005 Target Allocation	Percent of Plan Assets as of December 31,
Asset Managers		2004	2003
Equity	70%	74%	72%
Fixed income	30	26	28

Total	100%	100%	100%

          The expected return on Qualified Plan assets represents the weighted-average of expected returns for each asset category. The expected returns for each asset category have been developed using information from a number of third-party consultants and long-term historical data on returns for different asset categories and inflation. The Company also considered the Qualified Plan’s historical 10-year and 20-year compounded returns of 12.9% and 13.1%, respectively, which have exceeded broad market returns over comparable periods, indicating a significant premium has been gained through active management of the Qualified Plan assets. Based on these factors and the asset allocation shown above, the Company elected to use a 9.00% expected return on Qualified Plan assets in determining pension income for fiscal 2004 and fiscal 2003. Both assumptions were net of expected Qualified Plan expenses payable from the trust fund, which are less than 0.5% of Qualified Plan assets.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 16. Pension and Other Benefit Plans – (Continued)

          The Company based its determination of pension income for the Qualified Plan, in part, on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return on a market-related valuation of assets and actual return on a market value basis. As of January 29, 2005, the Company had cumulative net actuarial gains of $3.9 million, due to the difference between expected and actual return on Qualified Plan assets, which remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial gains result in increases in our future pension income to the extent not offset by future asset losses. The extent of the increase in future pension income will depend on several factors including future asset gains and losses and whether such gains and losses, as recognized on each measurement date, together with other actuarial experience recognized, exceed the corridor within which gains and losses are not amortized, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.

          The Company estimates that a 0.5% decrease in the expected return on Qualified Plan assets would have reduced pension income by approximately $1.2 million during fiscal 2004.

          Participant and Company Contributions. Based on the Company’s actuarial assumptions and due to the overfunded status of its Qualified Plan, the Company believes it will not be required to make any contributions to its Qualified Plan for at least the next three years. Contributions to the Excess Plan and to the Supplemental Agreements are made in cash in amounts necessary to provide current benefit payments to those former associates who have retired under the programs and are presently in pay status. It is estimated that Company payments to those former associates will total approximately $1.8 million for the combined Excess Plan and Supplemental Agreements during fiscal 2005.

          Annual contributions for other postretirement benefits are made in cash in amounts necessary to purchase insurance coverage or directly pay benefits to those who are currently retired and covered under these programs. It is estimated that Company payments during fiscal 2005 will total approximately $1.3 million. As some of the benefits provided to those former associates are provided on a contributory basis, it is further estimated the retiree contributions for coverage will total approximately $0.1 million during fiscal 2005.

          Estimated Pension Income for Future Years. Based on an expected return on Qualified Plan assets assumption of 9.00%, a discount rate of 5.75% and various other relevant assumptions, the Company estimates that its pension income for all pension plans combined will approximate $2.6 million for fiscal 2005, $4.6 million for fiscal 2006 and $5.9 million for fiscal 2007. Actual pension income in the future will depend on future investment performance, changes in discount rates and various other factors related to the populations participating in the Company’s pension plans.

          Multi-Employer Pension Plans. The Company also contributes to several multi-employer pension plans that provide defined benefits to certain associates whose benefits are subject to collective bargaining. The expenses related to participation in such plans were $22.8 million during fiscal 2004, $20.8 million during fiscal 2003 and $18.1 million during fiscal 2002. Under federal law applicable to multi-employer pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by ERISA) from a multi-employer plan or a plan termination. The Company participates in a number of these multi-employer pension plans, and the potential withdrawal liability as a participant in these plans may be significant. Additionally, during 1997, the Company sold its distribution operation to C&S and its trucking operation to GHI. In each case, C&S and GHI agreed to continue making (and continue to make) contributions to the applicable multi-employer pension plan. In connection with each sale, the Company agreed that, in the event of a withdrawal from the multi-employer pension plan by C&S and GHI, it would, under certain circumstances and to a limited extent with respect to C&S, indemnify C&S and GHI with respect to such contingent withdrawal liability. To secure the potential indemnification obligation with respect to GHI, the Company delivered letters of credit in the aggregate amount of approximately $3 million in favor of GHI and the multi-employer pension plan. Subsequent to January 29, 2005, the Company agreed to deliver an additional $7 million letter of credit, and to adjust said letter of credit up or down annually beginning in 2006 to reflect any change in the maximum amount of the estimated liability for a complete withdrawal by GHI from the multi-employer pension plan. Any annual increase in said letter of credit would not exceed $5 million; provided, however, that in the event of certain change of control transactions involving the Company, excluding the Yucaipa transaction (see Note 24 – Yucaipa Investment), a failure to provide an annual increase in the letter of credit when due, or a material adverse change in the Company’s financial condition, the Company would be required to furnish a letter of credit in the full amount of GHI’s withdrawal liability (currently estimated to be approximately $31 million), less any outstanding letters of credit in favor of GHI and the multi-employer pension plan. The information required to determine the total amount of contingent withdrawal liability, as well as the total amount of accumulated benefits and net assets of all such multi-employer plans, is not readily available.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 16. Pension and Other Benefit Plans – (Continued)

          Savings Plan. The Company sponsors savings plans for certain eligible associates. Contributions under the plans are based on specified percentages of associate contributions. The expenses related to the savings plans were $2.5 million during fiscal 2004, $2.5 million during fiscal 2003 and $2.2 million during fiscal 2002.

          Other Postemployment Benefits. The Company also provides its associates postemployment benefits, primarily long-term disability and salary continuation. The obligation for these benefits was determined by application of the provisions of the Company’s long-term disability plan and includes the age of active claimants at disability and at valuation, the length of time on disability and the probability of the claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4.00%. At January 29, 2005 and January 31, 2004, the liability for accumulated postemployment benefits was $7.1 million and $5.8 million, respectively, of which $6.4 million and $5.3 million, respectively, was classified in other noncurrent liabilities.

Note 17. Income Taxes

          The income tax benefit (provision) before cumulative effect of an accounting change, is comprised of the following (in millions):

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Current
Federal	$—	$(0.5)	$(1.3)
State	(3.1)	(3.7)	(5.7)

Subtotal	(3.1)	(4.2)	(7.0)

Deferred
Federal	11.2	(7.2)	(9.1)
State	5.5	(0.4)	3.1
Valuation allowance	(4.3)	—	—

Subtotal	12.4	(7.6)	(6.0)

Income tax benefit (provision)	$9.3	$(11.8)	$(13.0)

          The income tax benefit (provision) before cumulative effect of an accounting change differs from the expected federal statutory income tax provision as follows (in millions):

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Federal income tax benefit (provision) at statutory tax rate	$111.3	$(9.9)	$(9.4)
State income tax benefit (provision)	1.4	(2.7)	(1.9)
Goodwill impairment	(102.8)	—	—
Valuation allowance	(4.3)	—	—
Other	3.7	0.8	(1.7)

Income tax benefit (provision)	$9.3	$(11.8)	$(13.0)

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 17. Income Taxes – (Continued)

          Deferred income tax assets and liabilities consist of the following (in millions):

	January 29, 2005		January 31, 2004
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$119.1	$—	$130.3
Merchandise inventory and gross profit	—	28.8	—	29.0
Benefit plans and other postretirement and
postemployment benefits	—	28.4	—	29.4
Prepaid expenses	—	9.3	—	8.8
Self-insured claims liabilities	23.3	—	24.0	—
Lease capitalization	22.2	—	24.6	—
Deferred income	19.2	—	19.0	—
General business credits	16.8	—	15.2	—
Net operating loss carryforwards	13.7	—	16.3	—
Alternative minimum tax credits	12.8	—	9.9	—
Other	—	4.1	—	4.2

Subtotal	108.0	189.7	109.0	201.7
Less: valuation allowance	(3.3)	—	(5.9)	—

Total	$104.7	$189.7	$103.1	$201.7

          The balance sheet classification of the deferred income tax assets and liabilities is as follows (in millions):

	January 29, 2005			January 31, 2004
	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets	$27.5	$80.5	$108.0	$38.9	$70.1	$109.0
Liabilities	(40.0)	(149.7)	(189.7)	(43.9)	(157.8)	(201.7)

Subtotal	(12.5)	(69.2)	(81.7)	(5.0)	(87.7)	(92.7)
Less: valuation allowance	(0.5)	(2.8)	(3.3)	—	(5.9)	(5.9)

Total	$(13.0)	$(72.0)	$(85.0)	$(5.0)	$(93.6)	$(98.6)

          The valuation allowance of $3.3 million at January 29, 2005 and $5.9 million at January 31, 2004 relates primarily to state net operating losses that may not be utilized. The net decrease in the valuation allowance of $2.6 million was primarily due to the applicable write-off of the deferred income tax asset related to expired state net operating loss carryforwards, net of an increase in the valuation allowance related to state net operating loss carryforwards, which the Company believes will more likely than not expire unutilized. The Company’s general business credits consist of federal work incentive credits, which expire in fiscal 2006 through fiscal 2019, some of which are subject to an annual limitation. The federal net operating loss carryforward of $9.4 million expires in 2024. State loss carryforwards have been recorded for various states in various amounts and expire in fiscal 2005 through fiscal 2024.

          Income tax payments were $3.9 million during fiscal 2004, $6.1 million during fiscal 2003 and $4.1 million during fiscal 2002, and income tax refunds were $2.6 million during fiscal 2002.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 18. Capital Stock

          Preferred Stock. As of January 29, 2005, January 31, 2004 and February 1, 2003, there were 5,000,000 shares of preferred stock authorized of which none are issued or outstanding.

          Common Stock. As of January 29, 2005, January 31, 2004 and February 1, 2003, there were 100,000,000 shares authorized of $0.01 par value common stock, of which 30,099,510 shares were issued. As of January 29, 2005, January 31, 2004 and February 1, 2003, the Company held 28,318 of these issued shares as treasury stock.

          Warrants. As of January 29, 2005, January 31, 2004 and February 1, 2003, warrants to purchase 5,294,118 shares of common stock at $22.31 per share were outstanding and expire on September 19, 2010.

          Shares of common stock are subject to dilution from (1) the exercise of the warrants, and (2) the exercise of any options to purchase common stock issued pursuant to the Company’s 2000 Employee Equity Plan and 2002 Non-Employee Directors’ Equity Plan (see Note 20). The Company’s common stock and warrants trade on the Nasdaq Stock Market under the ticker symbols “PTMK” and “PTMKW”, respectively.

Note 19. Stock Option Plans

          The 2000 Employee Equity Plan as amended (the “Employee Plan”) and the 2000 Non-Employee Directors’ Equity Plan as amended (the “Directors’ Plan”) make available the granting of options aggregating 6,794,118 shares of common stock, of which 6,514,118 shares are available under the Employee Plan and 280,000 shares are available under the Directors’ Plan. All of the Company’s officers and certain employees are eligible to receive options under the Employee Plan. Options for additional shares may be granted by the Board of Directors’ Compensation Committee. The Directors’ Plan is available to the Company’s directors, who are not employees of the Company. As of January 29, 2005, the number of options outstanding under the Company’s Employee Plan and Directors’ Plan were 5,496,747 options with a weighted-average exercise price of $11.46 and a weighted-average contractual life of 6.9 years of which 3,644,832 options were exercisable. There were 1,278,636 shares of common stock available for future grant under the Company’s Employee Plan and Directors’ Plan.

          As of January 29, 2005, options to purchase 5,496,747 shares vest at various dates through fiscal 2007. The change in the number of options was as follows:

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Outstanding, beginning of fiscal year	5,548,424	5,061,530	3,741,345
Granted during the fiscal year	48,750	543,665	2,373,020
Exercised during the fiscal year	—	—	(16,985)
Canceled, terminated and expired during the fiscal year	(100,427)	(56,771)	(1,035,850)

Outstanding, end of fiscal year	5,496,747	5,548,424	5,061,530

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 19. Stock Option Plans – (Continued)

          Weighted-average option exercise price information was as follows:

	52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Outstanding, beginning of fiscal year	$11.55	$12.07	$16.32
Granted during the fiscal year	6.86	7.25	6.97
Exercised during the fiscal year	—	—	13.94
Canceled, terminated and expired during the fiscal year	14.38	16.40	15.73
Outstanding, end of fiscal year	11.46	11.55	12.07
Exercisable, end of fiscal year	12.83	13.68	15.63

          Significant option groups outstanding as of January 29, 2005 and related weighted-average price and remaining contractual life information were as follows:

Option Grant Date	Number of Options Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number of Options Exercisable
10/25/00	1,522,215	5.7	$13.94	1,522,215
03/29/01	500,000	6.2	17.25	375,000
06/14/01	44,000	1.4	22.89	44,000
10/04/01	543,031	6.7	22.35	407,273
06/13/02	16,667	2.4	18.50	11,111
09/12/02	678,845	7.6	11.70	339,423
10/22/02	1,000,000	7.7	4.75	500,000
10/28/02	630,000	7.7	4.65	315,000
06/13/03	15,000	3.4	7.36	5,000
09/25/03	498,239	8.5	7.25	125,810
06/11/04	33,750	4.4	6.76	—
08/24/04	15,000	4.6	7.10	—

Total	5,496,747	6.9	$11.46	3,644,832

          Options which are designed as incentive stock options under the Employee Plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions. The options granted under the Employee Plan and the Directors’ Plan expire ten years and five years after the date of grant, respectively, unless terminated earlier by the Company’s Board of Directors. The right to exercise the options granted vests in annual increments over four years under the Employee Plan and over three years under the Directors’ Plan from the date of the grant. Upon the closing of the transaction described in Note 24 hereof, all such options will vest.

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

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 19. Stock Option Plans – (Continued)

          SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires the disclosure of pro forma net earnings and net earnings per share as if the Company has adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The weighted-average fair values of the stock options granted during fiscal 2004, fiscal 2003 and fiscal 2002 were $2.77, $3.31 and $3.28, respectively. The Company’s fair value calculations were made using the Black-Scholes option pricing model on the date of the grant with the following weighted-average assumptions for fiscal 2004, fiscal 2003 and fiscal 2002; risk-free interest rates of 4.6%, 4.1% and 2.8%; expected lives of four years for each period; expected volatilities of 54.3%, 54.3% and 58.5%; and expected dividend yields of zero for each period.

          The Company’s fair value calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s net earnings and net earnings per share would have been reduced to the pro forma amounts disclosed in Note 2. The Company will adopt SFAS No. 123 (revised 2004), “Share-Based Payment”, effective with its first quarter reporting period ending April 29, 2006.

Note 20. Insurance Claims

          From August 1, 2004 through September 2, 2004, the Company was forced to close its store in Upper Darby, Pennsylvania because of extensive damage when a nearby creek overflowed and flooded the store during torrential rains. The Company’s insurance coverage fully reimbursed it for all property damage, product loss, business interruption and incremental expenses incurred during the store closure, less the policy’s $100,000 deductible. The Company settled and collected on its insurance claim for $7.4 million in the fourth quarter of fiscal 2004 and collected all insurance proceeds as of January 29, 2005. As a result of the insurance claim settlement, the Company recorded in the fourth quarter of fiscal 2004 income of $2.0 million comprised of the difference between the replacement value and the net book value of the damaged property and business interruption.

          On August 14 and 15, 2003, 76 of the Company’s 143 stores were affected by a power outage throughout the Northeast. The Company settled and collected its insurance claim of $4.3 million for all product losses, incremental expenses and business interruption incurred during the power outage, less the policy’s $250,000 deductible.

Note 21. Derivative Instruments and Hedging Activities

          As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001 the Company entered into a three-year interest rate zero-cost collar (the “Collar”) with a notional amount of $150 million of our Term Loan. After giving effect to the January 28, 2003 amendment to the Credit Agreement, the Collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%. At inception, this derivative was designated, and continued to qualify through the date of settlement and termination, as a perfectly-effective cash-flow hedge of the Company’s forecasted variable interest rate payments due on our Term Loan. The Company did not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative was recorded on the balance sheet at fair value, included in other noncurrent liabilities, with the related unrealized loss, net of tax, recorded in stockholders’ equity and classified as accumulated other comprehensive loss. The fair value of the derivative was based on its market value as determined by an independent party. However, considerable judgment was required in developing estimates of fair value. Accordingly, the estimates presented were not necessarily indicative of the amounts that the Company could have settled for in a current market exchange. The use of different market assumptions or methodologies could have affected the estimated fair value. The counterparty to this derivative transaction was a major financial institution.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 21. Derivative Instruments and Hedging Activities – (Continued)

          As a result of repayments of $153 million of the Term Loan from proceeds of the Senior Subordinated Notes offerings, the Collar was settled and terminated. The Company recorded a pre-tax interest charge in fiscal 2003 of $3.7 million ($2.2 million after tax) related to the termination and settlement of the Collar in its consolidated statements of operations.

Note 22. Consolidating Financial Information

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

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 52 Weeks Ended January 29, 2005
Sales	$3,978.5	$2,355.3	$—	$(2,355.3)	$3,978.5
Cost of goods sold	(2,846.1)	(2,355.3)	—	2,355.3	(2,846.1)

Gross profit	1,132.4	—	—	—	1,132.4
Selling, general and administrative expenses	(995.8)	7.2	3.7	—	(984.9)
Depreciation and amortization	(82.0)	(6.1)	(1.3)	—	(89.4)
Impairment of goodwill and long-lived assets	(309.0)	—	—	—	(309.0)

Operating earnings (loss)	(254.4)	1.1	2.4	—	(250.9)
Interest expense	(64.5)	(0.8)	(1.7)	—	(67.0)
Equity in earnings of subsidiaries	1.0	—	—	(1.0)	—

Earnings (loss) before income taxes	(317.9)	0.3	0.7	(1.0)	(317.9)
Income tax benefit	9.3	—	—	—	9.3

Net earnings (loss)	$(308.6)	$0.3	$0.7	$(1.0)	$(308.6)

For the 52 Weeks Ended January 31, 2004
Sales	$3,991.3	$2,378.8	$—	$(2,378.8)	$3,991.3
Cost of goods sold	(2,858.9)	(2,372.5)	—	2,378.8	(2,852.6)

Gross profit	1,132.4	6.3	—	—	1,138.7
Selling, general and administrative expenses	(962.5)	5.1	3.5	—	(953.9)
Depreciation and amortization	(75.3)	(7.2)	(1.5)	—	(84.0)

Operating earnings	94.6	4.2	2.0	—	100.8
Interest expense	(70.1)	(0.7)	(1.7)	—	(72.5)
Equity in earnings of subsidiaries	3.8	—	—	(3.8)	—

Earnings before income taxes	28.3	3.5	0.3	(3.8)	28.3
Income tax provision	(11.8)	—	—	—	(11.8)

Net earnings	$16.5	$3.5	$0.3	$(3.8)	$16.5

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 22. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 52 Weeks Ended February 1, 2003
Sales	$3,937.7	$2,400.7	$—	$(2,400.7)	$3,937.7
Cost of goods sold	(2,823.1)	2,394.3)	—	2,400.7	(2,816.7)

Gross profit	1,114.6	6.4	—	—	1,121.0
Selling, general and administrative expenses	(953.0)	5.2	3.4	—	(944.4)
Depreciation and amortization	(76.0)	(6.9)	(1.7)	—	(84.6)

Operating earnings	85.6	4.7	1.7	—	92.0
Interest expense	(62.5)	(0.9)	(1.7)	—	(65.1)
Equity in earnings of subsidiaries	3.8	—	—	(3.8)	—

Earnings before income taxes and cumulative
effect of an accounting change	26.9	3.8	—	(3.8)	26.9
Income tax provision	(13.0)	—	—	—	(13.0)

Earnings before cumulative effect of an
accounting change	13.9	3.8	—	(3.8)	13.9
Cumulative effect of an accounting change, net of tax	(0.6)	—	—	—	(0.6)

Net earnings	$13.3	$3.8	$—	$(3.8)	$13.3

Consolidating Balance Sheets:
As of January 29, 2005
Merchandise inventories	$159.8	$22.4	$—	$—	$182.2
Other current assets	154.6	3.4	0.6	—	158.6

Total current assets	314.4	25.8	0.6	—	340.8
Property and equipment, net	487.1	58.0	29.9	—	575.0
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	57.8	—	—	(57.8)	—
Other noncurrent assets	192.2	—	0.7	—	192.9

Total assets	$1,196.2	$83.8	$31.2	$(57.8)	$1,253.4

Accounts payable	$93.5	$8.6	$—	$—	$102.1
Other current liabilities	209.9	1.3	0.8	—	212.0

Total current liabilities	303.4	9.9	0.8	—	314.1
Long-term debt	424.2	—	20.4	—	444.6
Long-term lease obligations	169.6	8.7	—	—	178.3
Other noncurrent liabilities	233.8	17.4	—	—	251.2

Total liabilities	1,131.0	36.0	21.2	—	1,188.2
Stockholders' equity	65.2	47.8	10.0	(57.8)	65.2

Total liabilities and stockholders' equity	$1,196.2	$83.8	$31.2	$(57.8)	$1,253.4

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 22. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Balance Sheets (Continued):
As of January 31, 2004
Merchandise inventories	$163.5	$22.3	$—	$—	$185.8
Other current assets	141.5	3.0	0.3	—	144.8

Total current assets	305.0	25.3	0.3	—	330.6
Property and equipment, net	498.0	57.4	29.1	—	584.5
Goodwill	434.0	—	—	—	434.0
Investment in subsidiaries	56.8	—	—	(56.8)	—
Other noncurrent assets	171.1	—	0.7	—	171.8

Total assets	$1,464.9	$82.7	$30.1	$(56.8)	$1,520.9

Accounts payable	$80.0	$7.2	$—	$—	$87.2
Other current liabilities	168.6	3.6	0.7	—	172.9

Total current liabilities	248.6	10.8	0.7	—	260.1
Long-term debt	400.4	—	20.9	—	421.3
Long-term lease obligations	176.1	2.8	—	—	178.9
Other noncurrent liabilities	264.5	21.1	—	—	285.6

Total liabilities	1,089.6	34.7	21.6	—	1,145.9
Stockholders' equity	375.3	48.0	8.5	(56.8)	375.0

Total liabilities and stockholders' equity	$1,464.9	$82.7	$30.1	$(56.8)	$1,520.9

Consolidating Cash Flow Statements:
52 Weeks Ended January 29, 2005
Operating Activities
Cash provided by operating activities	$95.3	$3.8	$2.1	$—	$101.2

Investing Activities
Capital expenditures, including technology
investments	(96.8)	0.5	(2.5)	—	(98.8)
Acquisition of Community Supermarket Corporation	(4.5)	—	—	—	(4.5)
Proceeds from sale of real estate	2.9	0.8	—	—	3.7

Cash provided by (used for) investing activities	(98.4)	1.3	(2.5)	—	(99.6)

Financing Activities
Borrowings under the term loan	70.0	—	—	—	70.0
Repayments of the term loan	(45.8)	—	—	—	(45.8)
Borrowings under the working capital facility, net	29.9	—	—	—	29.9
Decrease in capital lease obligations	(10.6)	(4.6)	—	—	(15.2)
Repayments of other debt	(4.4)	—	(0.3)	—	(4.7)
Borrowings under other debt	2.8	—	—	—	2.8
Deferred financing costs	(4.9)	—	—	—	(4.9)
Intercompany equity transactions	(0.3)	(0.5)	0.8	—	—

Cash provided by (used for) financing activities	36.7	(5.1)	0.5	—	32.1

Increase in cash	33.6	—	0.1	—	33.7
Cash at beginning at period	8.7	—	0.2	—	8.9

Cash at end of period	$42.3	$—	$0.3	$—	$42.6

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 22. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements (Continued):
52 Weeks Ended January 31, 2004
Operating Activities
Cash provided by operating activities	$86.0	$3.1	$1.7	$—	$90.8

Investing Activities
Capital expenditures, including technology
investments	(68.2)	(0.6)	—	—	(68.8)
Proceeds from sale of real estate	17.3	—	—	—	17.3

Cash used for investing activities	(50.9)	(0.6)	—	—	(51.5)

Financing Activities
Repayments of the term loan	(171.5)	—	—	—	(171.5)
Borrowings under the senior subordinated notes	153.9	—	—	—	153.9
Decrease in capital lease obligations	(16.0)	(3.1)	—	—	(19.1)
Repayments of the working capital facility, net	(5.5)	—	—	—	(5.5)
Repayments of other debt	(3.1)	—	(0.5)	—	(3.6)
Borrowings under other debt	3.4	—	—	—	3.4
Borrowings under lease financings	1.8	—	—	—	1.8
Deferred financing costs	(1.1)	—	—	—	(1.1)
Intercompany equity transactions	0.7	0.6	(1.3)	—	—

Cash used for financing activities	(37.4)	(2.5)	(1.8)	—	(41.7)

Decrease in cash	(2.3)	—	(0.1)	—	(2.4)
Cash at beginning at period	11.0	—	0.3	—	11.3

Cash at end of period	$8.7	$—	$0.2	$—	$8.9

52 Weeks Ended February 1, 2003
Operating Activities
Cash provided by operating activities	$86.7	$3.4	$1.9	$—	$92.0

Investing Activities
Property and equipment expenditures	(90.0)	(1.6)	(1.0)	—	(92.6)
Lease financings	(12.7)	—	—	—	(12.7)

Cash used for investing activities	(102.7)	(1.6)	(1.0)	—	(105.3)

Financing Activities
Decrease in capital lease obligations	(11.4)	(2.6)	—	—	(14.0)
Borrowings under lease financings	12.7	—	—	—	12.7
Borrowings under the working capital facility, net	10.0	—	—	—	10.0
Repayments of other debt	(9.1)	—	—	—	(9.1)
Borrowings under other debt	3.1	—	(0.1)	—	3.0
Deferred financing costs	(2.2)	—	—	—	(2.2)
Repayments of the term loan	(0.7)	—	—	—	(0.7)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Intercompany equity transactions	(0.3)	0.8	(0.5)	—	—
Other financing activities	0.3	—	(0.3)	—	—

Cash provided by (used for) financing activities	2.7	(1.8)	(0.9)	—	—

Decrease in cash	(13.3)	—	—	—	(13.3)
Cash at beginning at period	24.2	0.1	0.3	—	24.6

Cash at end of period	$10.9	$0.1	$0.3	$—	$11.3

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 23. Commitments and Contingencies

          Outsourcing Agreements. In February 2005, the Company entered into a seven-year outsourcing agreement with International Business Machines Corporation (“IBM”) to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with a payment of a specified termination charge.

          The Company has a 15-year supply agreement with C&S Wholesalers, Inc. (“C&S”), expiring in January 2013, pursuant to which C&S supplies substantially all of the Company’s grocery, frozen and perishable merchandise requirements. Under this arrangement with C&S, the Company negotiate prices, discounts and promotions directly with vendors and pays C&S an agreed upon rate per case. During fiscal 2004, the products supplied from C&S accounted for approximately 60% of all the Company’s supermarket inventory purchases. This agreement may be terminated for cause or certain events of bankruptcy by either party.

          The Company also has an agreement, expiring in January 2014, with Grocery Haulers, Inc., a local trucking company, to provide trucking services for the Company. The Company may terminate the agreement with a payment of a specified termination charge.

          Contingencies. The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Company’s financial statements taken as a whole.

          The Company has taken certain tax positions, which may be challenged, and has reserved for such tax positions in noncurrent liabilities as payment, if any, is not expected within one year. While the ultimate resolution of these positions cannot be determined with any degree of certainty, management believes that the aggregate contingencies, if any, when compared to the amounts reserved, will not have a material effect on the Company’s financial statements taken as a whole.

          Guarantees. In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of January 29, 2005, 66 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $109 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of January 29, 2005 of $2.7 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with Assigned Leases assigned after December 31, 2002. Additionally, the Company is a party to a variety of contracts under which it may be obligated to indemnify the other party for certain matters. These contracts primarily relate to the Company’s commercial contracts, leases, financial agreements and various other agreements. Under these contracts, the Company may provide routine indemnification relating to representations and warranties, or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, the Company has not made a significant payment for these indemnifications. See Note 16 for information regarding the Company’s indemnification obligations with respect to contingent withdrawal liabilities (as defined by ERISA).

          Collective Bargaining Agreements. Approximately 90% of Pathmark’s associates are covered by 14 collective bargaining agreements, typically having four-year terms, negotiated with 12 different local unions. During fiscal 2005, one collective bargaining agreement, covering approximately 6,000 associates, has been settled, subject to ratification, and three others, covering approximately 2,000 associates, will come up for renewal.

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 24. Yucaipa Investment

          On March 23, 2005, Pathmark and The Yucaipa Companies, LLC (“Yucaipa”), a Los Angeles based private equity firm, entered into a stock purchase agreement under which Yucaipa will invest $150 million in Pathmark and executed a five-year management agreement pursuant to which Yucaipa will provide consulting services following the closing on corporate strategy, marketing, operations, finance and retail development to Pathmark.

          Under the terms of the agreement, Yucaipa will purchase 20,000,000 newly-issued shares of our common stock, 10,060,000 Series A warrants, and 15,046,350 Series B warrants. The shares will represent approximately 40% of our outstanding common stock. The Series A warrants have an exercise price of $8.50 per share and a three-year term. The Series B warrants have an exercise price of $15.00 per share and a ten-year term, but will not become exercisable until certain conditions are satisfied. Upon closing, we expect our Board of Directors will be comprised of six current or new independent directors and five additional directors nominated by Yucaipa. The independent directors will have the right to nominate their successors.

          The transaction, which was unanimously approved by our Board of Directors, is subject to customary closing conditions and approval by our stockholders. The transaction is expected to close in the summer of fiscal 2005.

Note 25. Quarterly Financial Data (Unaudited)

	13 Weeks Ended				52 Weeks Ended January 29, 2005
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
	(in millions, except per share amounts)
Fiscal 2004
Sales	$990.1	$1,011.7	$979.9	$996.8	$3,978.5
Cost of goods sold	(710.7)	(728.0)	(702.7)	(704.7)	(2,846.1)

Gross profit	279.4	283.7	277.2	292.1	1,132.4
Selling, general and administrative expenses (a)	(244.6)	(248.2)	(245.8)	(246.3)	(984.9)
Depreciation and amortization (b)	(21.5)	(21.5)	(21.6)	(24.8)	(89.4)
Impairment of goodwill and long-lived assets (c)	—	—	—	(309.0)	(309.0)

Operating earnings (loss)	13.3	14.0	9.8	(288.0)	(250.9)
Interest expense	(16.5)	(16.3)	(18.0)	(16.2)	(67.0)

Earnings (loss) before income taxes	(3.2)	(2.3)	(8.2)	(304.2)	(317.9)
Income tax benefit	1.4	0.7	4.6	2.6	9.3

Net loss	$(1.8)	$(1.6)	$(3.6)	$(301.6)	$(308.6)

Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(10.03)	$(10.26)

LIFO charge	$0.3	$0.2	$0.3	$1.2	$2.0

Pathmark Stores, Inc.
Notes to Financial Statements – (Continued)

Note 25. Quarterly Financial Data (Unaudited) – (Continued)

	13 Weeks Ended				52 Weeks Ended January 31, 2004
	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
	(in millions, except per share amounts)
Fiscal 2003
Sales	$1,004.7	$995.6	$978.5	$1,012.5	$3,991.3
Cost of goods sold	(718.9)	(713.9)	(700.6)	(719.2)	(2,852.6)

Gross profit	285.8	281.7	277.9	293.3	1,138.7
Selling, general and administrative expenses (a)	(246.2)	(232.5)	(236.7)	(238.5)	(953.9)
Depreciation and amortization	(21.2)	(21.3)	(20.7)	(20.8)	(84.0)

Operating earnings	18.4	27.9	20.5	34.0	100.8
Interest expense	(16.9)	(17.5)	(20.8)	(17.3)	(72.5)

Earnings (loss) before income taxes	1.5	10.4	(0.3)	16.7	28.3
Income tax benefit (provision)	(0.6)	(4.2)	0.1	(7.1)	(11.8)

Net earnings (loss)	$0.9	$6.2	$(0.2)	$9.6	$16.5

Net earnings (loss) per share - basic	$0.03	$0.21	$(0.01)	$0.32	$0.55

Net earnings (loss) per share - diluted	$0.03	$0.21	$(0.01)	$0.32	$0.54

LIFO charge (credit)	$0.5	$0.5	$—	$(0.8)	$0.2

(a)	The quarterly financial data for the 13 weeks ended May 1, 2004 and October 30, 2004 is net of gains of $1.2 million and $0.3 million, respectively, from the disposition of real estate. The quarterly financial data for the 13 weeks ended January 29, 2005 is net of a $1.4 million credit to correct, on a cumulative basis, the accounting for the Company's operating leases and long-term disability plan (see Note 1, Significant Accounting Policies). The quarterly financial data for the 13 weeks ended May 3, 2003 and August 2, 2003 is net of gains of $1.6 million and $12.1 million, respectively, from the disposition of real estate related to the assignment of two real estate leases. The quarterly financial data for the 13 weeks ended May 3, 2003 and August 2, 2003 also included charges of $5.1 million and $3.0 million, respectively, related to the Company's store labor buyout initiative and corporate headcount reduction program.
(b)	The quarterly financial data for the 13 weeks ended January 29, 2005 includes a non-cash charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements (see Note 1, Significant Accounting Policies).
(c)	See Note 1, Significant Accounting Policies - Impairment of Goodwill and Long-Lived Assets.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathmark Stores, Inc.
Carteret, New Jersey

We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the 52 weeks ended January 29, 2005, January 31, 2004, and February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 29, 2005 and January 31, 2004, and the results of its consolidated operations and its consolidated cash flows for the 52 weeks ended January 29, 2005, January 31, 2004, and February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective as of February 3, 2002, the Company changed its method of accounting for cash consideration received from vendors to comply with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses in connection with the Company’s determination of goodwill impairment and the accounting for book overdrafts, as more fully described in the above referenced report dated April 29, 2005.

/s/ Deloitte & Touche LLP

New York, New York
April 29, 2005

Pathmark Stores, Inc.
Management's Annual Report on Internal Control Over Financial Reporting

The management of Pathmark Stores, Inc. (“Pathmark”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Pathmark's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Pathmark's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Pathmark; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Pathmark are being made only in accordance with authorization of management and directors of Pathmark; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Pathmark's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of Pathmark's Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of Pathmark's internal control over financial reporting as of January 29, 2005. In making this assessment, management used criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified the following: (1) a material weakness existed in our year-end calculation of goodwill impairment, which resulted in a year-end audit adjustment affecting goodwill and the goodwill impairment charge; specifically, controls over the processes followed in calculating the fair market value of certain assets and liabilities were not effective to ensure that goodwill and the goodwill impairment charge were fairly stated in accordance with generally accepted accounting principles; and (2) a material weakness existed in our accounting for book overdrafts related to the right of offset of certain cash accounts, which resulted in a year-end audit adjustment affecting our cash and accounts payable accounts; specifically, there was a deficiency in the design of the Company’s process of determining whether a right of offset exists related to the Company’s overdrafts.

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As a result of the aforementioned material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of January 29, 2005.

Pathmark's independent auditor, Deloitte & Touche LLP, a registered public accounting firm, has issued an audit report on our management's assessment of our internal control over financial reporting. Their report follows.

/s/ Eileen R. Scott	/s/ Frank G. Vitrano
Eileen R. Scott	Frank G. Vitrano
Chief Executive Officer	President and Chief Financial Officer
April 29, 2005	April 29, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathmark Stores, Inc.
Carteret, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pathmark Stores, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Company identified material weaknesses in their process of calculating goodwill impairment and in their accounting for book overdrafts. Such material weaknesses were included in management’s assessment. The Company’s controls surrounding the review of goodwill impairment did not operate effectively. The control ineffectiveness resulted in material adjustments to the Company’s goodwill impairment charge and goodwill remaining on the balance sheet at January 29, 2005. These audit adjustments were recorded by the Company. The potential misstatement caused by the control deficiency would be limited to the amount of goodwill recorded in the Company’s balance sheet. The material weakness relating to the accounting for book overdrafts resulted from a deficiency in the design of the Company’s process of determining whether right of offset exists relating to the Company’s overdrafts. The control ineffectiveness resulted in a material adjustment that affected the recorded amounts of cash and accounts payable. The Company corrected these balances at January 29, 2005. The potential misstatement of this error would depend on the Company’s cash position and timing of its disbursements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 29, 2005, of the Company and this report does not affect our report on such financial statements.

Report of Independent Registered Public Accounting Firm – (Continued)

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and our report dated April 29, 2005 expressed an unqualified opinion (and includes an explanatory paragraph related to the change in the method of accounting for cash consideration received from vendors effective as of February 3, 2002), on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
April 29, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

          The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of January 29, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, due to (1) a material weakness in the Company’s year-end calculation of goodwill impairment, which resulted in a year-end adjustment affecting goodwill and the goodwill impairment charge; and (2) a material weakness in our accounting for book overdrafts related to the right of offset of certain cash accounts, which resulted in a year-end audit adjustment affecting cash and accounts payable, the Company’s disclosure controls and procedures were not effective as of January 29, 2005.

          There has been no change during the Company's fiscal quarter ended January 29, 2005 in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, the Company plans to correct the material weakness identified in “Management’s Annual Report on Internal Control Over Financial Reporting” (the “Management Report”) by implementing a change in internal control over financial reporting, which includes a more extensive analysis and review over the calculation of goodwill impairment and the accounting for book overdrafts.

          The Management Report and the report of the independent registered public accounting firm are incorporated by reference from Item 8.

Item 9B. Other Information.

          None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The following are the members of the Board of Directors of the Company as of April 20, 2005, their principal occupations, backgrounds over the last five years, periods of service as a Director of the Company, other directorships and ages. No family relationship exists between any director and any other director or executive officer of the Company.

Name	Age	Positions and Office	Director of the Company Since

William J. Begley	62	Former Deputy Chairman at Wasserstein Perella Co., Inc., an investment bank, and President of the firm’s trading division.	2000

Warren F. Bryant	59	President and Chief Executive Officer of Longs Drug Stores Corporation since 2002, and its Chairman of the Board since 2003. Mr. Bryant was Senior Vice President of The Kroger Co., a retail grocery chain, from 1999 to 2002. Prior to that, from 1996 to 1999, Mr. Bryant was President and Chief Executive Officer of Dillon Companies, Inc., a retail grocery chain and subsidiary of The Kroger Co. Mr. Bryant is a member of the Board of Directors of OfficeMax, Incorporated.	2004

Daniel H. Fitzgerald	52	Partner in Pinewood Capital Partners, a hedge fund, since January 2004. From 1996 to 2000, Mr. Fitzgerald was a Managing Director at Gleacher Natwest, an investment bank, where he was head of its High Yield Bond Department.	2000

Item 10. Directors and Executive Officers of the Registrant. – (Continued)

Name	Age	Positions and Office	Director of the Company Since

Eugene M. Freedman	73	Senior advisor and director of Monitor Company Group Limited Partnership, an international business strategy and consulting firm until December 2003. Mr. Freedman also was a Managing Director and President of Monitor Clipper Partners, a private equity firm, from its formation in 1997 until the end of 1999, and from 1999 until the end of 2002, he was a Senior Advisor of that firm. Until October 1994 and for many prior years, Mr. Freedman was a senior partner of Coopers & Lybrand, where he last served as Chairman and Chief Executive Officer of Coopers & Lybrand LLP, U.S. and Chairman of Coopers & Lybrand International. Mr. Freedman is currently a director of Limited Brands, Inc., e-Credit.com, Inc., Concord Coalition, Epoch Holdings Corp. and Outcome Sciences, Inc. and he is on the Advisory Board of the Cross Country Group, Inc.	2000

Bruce Hartman	51	Executive Vice President and Chief Financial Officer of Foot Locker, Inc., an athletic footwear and apparel retailing company, since April 2002. Senior Vice President and Chief Financial Officer of Foot Locker, Inc., prior thereto.	2004

James L. Moody, Jr.	73	Former Chairman of the Board of Hannaford Bros., Co., an operator of supermarkets, from 1984 until 1997. Mr. Moody also served as Chief Executive Officer of Hannaford Bros. Co. from 1973 until 1992. Mr. Moody is also a director of IDEXX Laboratories, Inc.	2003

Eileen R. Scott (1)	52	Chief Executive Officer of the Company since October 2002. Executive Vice President, Store Operations, from November 2001 until October 2002; Executive Vice President, Merchandising and Logistics prior thereto. Ms. Scott is also a director of Dollar Tree Stores, Inc.	2002

Frank G. Vitrano (1)	49	President, Chief Financial Officer and Treasurer of the Company since October 2002; Executive Vice President, Chief Financial Officer and Treasurer prior thereto.	2000

(1)	Ms. Scott served as the Company’s Executive Vice President, Merchandising and Logistics, and Mr. Vitrano served as the Company’s Executive Vice President and Chief Financial Officer on the Petition Date. The Plan of Reorganization was confirmed by the Court on September 7, 2000 and the Company emerged from Chapter 11 on the Plan Effective Date.

          Audit Committee. The Audit Committee: (1) oversees financial and operational matters involving accounting, internal and independent auditing, internal controls and financial reporting; (2) reviews areas of potential significant financial risk to the Company; (3) is directly responsible for the appointment, termination, compensation and oversight of the work of the independent accounting firm, and monitors and reviews the independence and performance of the independent accounting firm; and (4) provides an avenue of communication among the independent accountants, management, the internal auditing functions and the Board of Directors.

Item 10. Directors and Executive Officers of the Registrant. – (Continued)

          The members of the Audit Committee are Eugene M. Freedman, who serves as Chairman, Daniel H. Fitzgerald and Bruce L. Hartman. Our Board of Directors has made a determination that each of Messrs. Freedman, Fitzgerald and Hartman (i) are “independent directors” as that term is defined by Nasdaq Marketplace Rules, and (ii) satisfies Nasdaq Marketplace Rules relating to financial literacy and experience. In addition, the Board of Directors has determined, in its judgment, that each member of the Audit Committee is independent within the meaning of Section 10A of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Board of Directors has also determined that Messrs. Freedman and Hartman are each an “audit committee financial expert” as such term is defined in the Exchange Act.

Executive Officers of the Registrant

          The following table sets forth the name, age as of April 20, 2005, principal occupation or employment in the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of our executive officers, all of whom are citizens of the United States and serve at the discretion of our Board of Directors. Our executive officers listed below were elected to office for an indefinite period of time. No family relationship exists between any executive officer and any other executive officer or director of the Company.

Name	Age	Positions and Office	Director of the Company Since

Eileen R. Scott (1)	52	Chief Executive Officer since October 2002; Executive Vice President, Store Operations from November 2001 until October 2002; Executive Vice President, Merchandising and Logistics prior thereto. Ms. Scott joined us in 1969.	1998

Frank G. Vitrano (1)	49	President, Chief Financial Officer and Treasurer since October 2002; Executive Vice President, Chief Financial Officer and Treasurer prior thereto. Mr. Vitrano joined us in 1972.	1995

John T. Derderian	46	Executive Vice President, Business Strategy and Marketing since February 2004; Senior Vice President, Sales, Advertising and Market Research prior thereto. Mr. Derderian joined us in 1975.	2004

Robert J. Joyce	59	Executive Vice President, Human Resources. Mr. Joyce joined us in 1963.	1989

Mark C. Kramer	55	Executive Vice President, Store Operations since February 2004; Senior Vice President, Northern Division prior thereto. Mr. Kramer joined us in 1977.	2004

Herbert A. Whitney	55	Executive Vice President, Marketing and Logistics since November 2001; Senior Vice President, Non-Perishable Merchandising prior thereto. Mr. Whitney joined us in 1966.	2001

Joseph W. Adelhardt	59	Senior Vice President and Controller. Mr. Adelhardt joined us in 1976.	1987

Harvey M. Gutman	59	Senior Vice President, Retail Development. Mr. Gutman joined us in 1976.	1990

Marc A. Strassler	56	Senior Vice President, Secretary and General Counsel. Mr. Strassler joined us in 1974.	1987

(1)	Member of the Board of Directors.

Item 10. Directors and Executive Officers of the Registrant. – (Continued)

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of the Company to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock, and to furnish the Company with all such filings. Based solely on a review of these filings, the Company believes all such filings were timely made.

Code of Ethics

          The Company has adopted a Code of Conduct that applies to its employees, officers and directors, including the principal executive officer, the principal financial officer and the principal accounting officer. Our Code of Conduct is available, free of charge, upon written request to the Corporate Secretary, Pathmark Stores, Inc., 200 Milik Street, Carteret, New Jersey 07008 (telephone: (732) 499-3000). Our Code of Conduct is also available on our website at www.pathmark.com. We intend to post on our website any amendments to, or waivers from, any provision of our Code of Conduct that are required by law or Nasdaq rules to be publicly disclosed.

Item 11. Executive Compensation.

     The following table sets forth the compensation paid by the Company during the last three fiscal years to all individuals serving as the Company’s Chief Executive Officer in fiscal 2004 and to the four highest paid executive officers of the Company, other than the CEO, in fiscal 2004:

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary $	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Underlying Options/SAR(#)(3)	All Other Compensation ($)(4)
Eileen R. Scott	2004	587,500	—	—	—	—	6,294
Chief Executive Officer	2003	550,000	99,000	—	—	—	5,683
	2002	372,115	—	—	—	500,000	6,981

Frank G. Vitrano	2004	518,750	—	—	—	—	6,222
President and Chief	2003	500,000	75,000	—	—	—	5,712
Financial Officer	2002	357,692	—	—	—	500,000	6,808

Robert J. Joyce	2004	277,275	—	—	—	—	6,181
Executive Vice President-	2003	266,825	24,014	—	—	—	5,876
Human Resources and	2002	260,000	—	—	—	80,000	6,100
Labor Relations

Herbert Whitney	2004	265,060	—	—	—	—	6,207
Executive Vice President-	2003	245,430	22,088	—	—	—	5,922
Merchandising & Logistics	2002	231,000	—	—	—	108,000	6,089

Harvey M. Gutman	2004	246,000	—	—	—	—	6,188
Senior Vice President-	2003	233,141	15,737	—	—	—	5,888
Retail Development	2002	228,011	—	—	—	100,000	6,110

(1)	The amounts in this column represent payments made pursuant to the Company's Executive Incentive Plan (“EIP”).

(2)	The aggregate amount of other annual compensation in 2004 for each named executive officer did not equal or exceed the threshold for reporting herein (i.e., the lesser of either $50,000 or 10% of the total of such individual's annual salary and bonus).

(3)	No Stock Appreciation Rights (SARs) have been granted and none are outstanding. These are options for shares of Common Stock issued pursuant to the Company's Amended and Restated 2000 Employee Equity Plan (the “EEP”).

(4)	Represents the Company's matching contributions under the Company's 401(k) Plan.

Fiscal Year Option Grants

          No stock options (or stock appreciation rights) were granted to any named executive officers during the fiscal year ended January 29, 2005.

Item 11. Executive Compensation. – (Continued)

Option Exercises and Year-End Option Values

          The table below shows the number of exercisable and unexercisable in-the-money options and their values at fiscal year end (January 29, 2005). No Stock Appreciation Rights (SARs) have been granted. An option is in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTIONS/SAR VALUES

	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year End ($) (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
E. Scott	—	—	575,000	275,000	0	0
F. Vitrano	—	—	575,000	275,000	0	0
R. Joyce	—	—	340,000	65,000	0	0
A. Whitney	—	—	176,000	84,000	0	0
H. Gutman	—	—	119,213	55,002	0	0

(1)	Represents the difference between the exercise price and the fair market value determined on the date of exercise.

(2)	Values were calculated by subtracting the exercise price of the option from the closing market price of the Common Stock at January 29, 2005 ($4.58), and multiplying the result by the respective number of shares relating to in-the-money options.

Pension Plans

          Pension benefits are provided to all nonunion employees (including executive officers) of the Company under the Pathmark Stores, Inc. Pension Plan, a qualified defined benefit pension plan (the “Qualified Plan”), and the Pathmark Stores, Inc. Excess Benefit Plan adopted in 1987 (the “Excess Benefit Plan”). The Qualified Plan is non contributory and provides for normal retirement at age 65 while permitting earlier retirement in certain cases. The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Qualified Plan includes all cash compensation subject to withholding, other than cash awards under the EEP, plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), as amended, but excluding amounts in respect of the Company's matching contribution under the Savings Plan and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings “Salary” and “Bonus”. The following table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 2005 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equaled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single-life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 2005. The estimated annual benefits are subject to the provisions of ERISA and the Code, which impose maximum benefits which may be paid under the Qualified Plan. Where the benefit exceeded the maximum, the Qualified Plan would pay such maximum and the balance would be paid directly by the Company pursuant to the Excess Benefit Plan which formalized the Company's policy of providing employees of the Company who are participants in the Qualified Plan with the benefits which they would have received under the Qualified Plan if those maximum benefit limitations were not imposed. A participant's benefits under the Excess Benefit Plan is paid by the Company under the same circumstances, in the same form and on the same terms as the participant's retirement benefit under the Qualified Plan.

Item 11. Executive Compensation. – (Continued)

          As of December 31, 2004, the following individuals had the number of years of credited service indicated after their names: Ms. Scott, 29.8; Mr. Vitrano, 27.2; Mr. Joyce, 30; Mr. Whitney, 29.1, and Mr. Gutman, 28.8. As described below in “Compensation Plans and Arrangements-Supplemental Retirement Agreements”, each of the named executive officers is a party to a Supplemental Retirement Agreement with Pathmark.

PENSION PLAN TABLE

	Years of Service
Final Average Pay	10	15	20	25	30 or More
$300,000	$40,000	$60,000	$80,000	$100,000	$120,000
350,000	46,667	70,000	93,333	116,667	140,000
400,000	53,333	80,000	106,667	133,333	160,000
450,000	60,000	90,000	120,000	150,000	180,000
500,000	66,667	100,000	133,333	166,667	200,000
550,000	73,333	110,000	146,667	183,333	220,000
600,000	80,000	120,000	160,000	200,000	240,000
650,000	86,667	130,000	173,333	216,667	260,000
700,000	93,333	140,000	186,667	233,333	280,000
750,000	100,000	150,000	200,000	250,000	300,000
800,000	106,667	160,000	213,334	266,668	320,000
850,000	113,333	170,000	226,666	283,333	340,000
900,000	120,000	180,000	240,000	300,000	360,000
950,000	126,667	190,000	253,334	316,668	380,000
1,000,000	133,334	200,000	266,668	333,335	400,000
1,100,000	146,666	220,000	293,332	366,665	440,000
1,200,000	160,000	240,000	320,000	400,000	480,000
1,300,000	173,334	260,000	346,668	433,335	520,000
1,400,000	186,666	280,000	373,332	466,665	560,000

Compensation Plans and Arrangements

          Supplemental Retirement Agreements. The Company has entered into supplemental retirement agreements with Ms. Scott and Messrs. Vitrano, Joyce, Whitney and Gutman (the “SRAs”), which provide that said executive officers will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the SRA, the Pension Plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983 (A) with respect to Ms. Scott and Messrs. Vitrano, Joyce, Whitney and Gutman, equal to (i) 30% of his or her final average “Compensation” based on ten years of service with the Company and increasing 1% per year for each year of service thereafter, to a maximum of 40%, of his or her final average Compensation (as defined in the SRA) based on 20 years of service, or (ii) $250,000 with respect to Messrs. Joyce, Whitney and Vitrano and Ms. Scott (increasing to $480,000 with respect to Ms. Scott and $440,000 with respect to Mr. Vitrano on the earliest to occur of (i) January 1, 2007, (ii) death, (iii) disability, or (iv) a change in control (as defined in the EEP), in each case so long as the executive is employed by the Company); and $150,000 with respect to Mr. Gutman, in each case whichever is less. “Compensation” includes base salary and bonus payments, but excludes Company matching contributions under the Savings Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company.

Item 11. Executive Compensation. – (Continued)

Employment Agreements

          As of October 16, 2002, Pathmark entered into employment agreements with each of Ms. Scott, as Chief Executive Officer, and Mr. Vitrano, as President and Chief Financial Officer. Pathmark has also entered into employment agreements with each of Messrs. Whitney, Joyce and Gutman. Each employment agreement has a two-year term which renews automatically each year for an additional one-year term unless proper notice is provided by either party to the other of such party’s desire to terminate the agreement. Each employment agreement provides for an annual base salary that will be reviewed at the discretion of the Compensation Committee, but limits any reduction in base salary. Ms. Scott’s employment agreement provides that the Company will take all responsible steps to assure that she continues to be elected or appointed to the Company’s Board of Directors.

          Each of the employment agreements also provides that the executive shall be entitled to participate in the EIP and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark, or as may be deemed appropriate by the Compensation Committee.

          The employment agreements contain agreements by the executives not to compete with Pathmark as long as they are receiving payments under the employment agreement.

          In the event of the “involuntary termination” of any of the above named executives, that executive is entitled to receive his or her base salary and continued coverage under health and insurance plans for a period of two years from the date of such “involuntary termination”. As used in the employment agreements, “involuntary termination” means termination of the executive’s employment by Pathmark other than for “cause” or termination by the executive for “good reason”. Termination of the executive’s employment for “cause” is defined generally as termination because of a felony conviction, perpetration by the executive of a material dishonest act or fraud against Pathmark, the executive’s material breach of the employment agreement or willful and repeated failure to perform material duties of employment. Termination by the executive for “good reason” is defined generally as resignation because of Pathmark’s failure to pay a material amount of the executive’s compensation or other material breach of the employment agreement and Pathmark’s failure to extend the term of the employment agreement. In addition, termination for “good reason” is also defined as resignation because of a material, adverse reduction or diminution in the executive’s title, duties, positions or responsibilities with Pathmark.

Board Compensation and Benefits

          Retainer and Fees. Non-employee directors receive retainers based on an annualized rate of $50,000 a year. Directors also receive $2,500 for each Board ($1,250 for a telephonic meeting) and $2,000 for each committee meeting attended ($1,000 for a telephonic meeting), plus reasonable out-of-pocket expenses, including expenses related to travel, food and lodging. In addition, non-employee directors also receive a retainer of $5,000 per year for serving as Chairman of either the Compensation or Corporate Governance and Nominating Committee and $10,000 for serving as Chairman of the Audit Committee. The non-executive Chairman of the Board receives an additional retainer of $50,000 per year. Directors who are also employees of the Company, such as Ms. Scott and Mr. Vitrano, receive no additional compensation for service on the Board.

          Options. Each member of the Board who has not been an employee of the Company or any of its subsidiaries for at least one year prior to the date of grant automatically receives a non-qualified option to purchase (i) 15,000 shares of the Common Stock on the date that a non-employee director is initially elected or appointed to the Board, and (ii) 5,000 shares on the date of each Annual Meeting of Stockholders, pursuant to the Company’s Amended and Restated 2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”). The option price for each option granted is the fair market value of the Common Stock on the date of grant. Options are generally exercisable twelve months from the date of grant (subject to vesting and the individual serving as director for the duration of that period), vest in three equal annual installments beginning on the first anniversary of the grant date, and expire five years after the date of grant (subject to earlier termination if the director ceases to serve as a director).

Item 11. Executive Compensation. – (Continued)

Compensation Committee Interlocks as Insider Participation

          No member of the Company’s Compensation Committee is a current or former officer or employee of the Company. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and the Company’s Board members who serve as executive officers of such other entities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

By Directors and Executive Officers

          The following table sets forth the amount of shares of Common Stock beneficially owned (as of April 20, 2005 unless otherwise indicated) by current directors of the Company and the named executive officers reported in the “Executive Compensation – Summary Compensation Table” in Item 11 (“named executive officers”), and all directors and executive officers as a group. Percentage of ownership is calculated using the number of shares outstanding as of April 20, 2005, plus the number of shares the individual or group had the right to acquire within 60 days, as indicated in note (1) following the table.

Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Ownership
Directors:
Eileen R. Scott	601,500	2.0
Frank G. Vitrano	610,020	2.0
William J. Begley	25,000	*
Daniel H. Fitzgerald	30,000	*
Eugene M. Freedman	25,000	*
Bruce Hartman	—	*
James L. Moody, Jr	5,000	*
Warren F. Bryant	—	*

Other Named Executive Officers:
Robert J. Joyce	365,600	*
Art Whitney	181,021	*
Harvey M. Gutman	127,198	*
All Directors and Officers as a group (15 persons)	2,415,751	8.0

* Less than 1% of outstanding shares.

(1)	Includes shares which directors and executive officers have, or will have, within 60 days, the current right to acquire upon exercise of options under the EEP or Directors’ Plan, as applicable: Ms. Scott and Mr. Vitrano, 600,000 shares each; Mr. Joyce, 365,000 shares; Mr. Whitney, 180,999 shares; Mr. Gutman, 124,214 shares; Messrs. Begley, Fitzgerald and Freedman, 25,000 shares each; Mr. Moody, 5,000 shares; and all directors and executive officers as a group, 2,375,809 shares. Also includes with respect to Mr. Vitrano, 202 shares of Common Stock which Mr. Vitrano has a right to acquire upon the exercise of 202 Warrants at an exercise price of $22.31 per share and 4,000 shares held by his wife.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters. – (Continued)

By Others

          Management of the Company knows of no person, except as set forth below, who is the beneficial owner of more than 5% of the Company’s issued and outstanding Common Stock as of March 15, 2005.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Ownership
FMR Corp.	5,113,423(1)	16.5%
Dimensional Fund Advisors, Inc.	2,193,021(2)	7.3%
Hotchkiss and Wiley Capital Management, LLC	2,579,600(3)	8.6%
David J. Greene and Company, LLC	2,603,870(4)	8.7%
Lampe, Conway & Co., LLC	1,928,612(5)	6.4%

(1)	Information regarding FMR Corp. and its affiliates (“FMR”) is based on information disclosed in the amended Schedule 13GA signed on February 14, 2005 by FMR Corp., Edward C. Johnson, III and Abigail P. Johnson (the “FMR Schedule 13G”). The FMR Schedule 13G indicates that, at December 31, 2004, (i) Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., was the beneficial owner of 4,845,257 (including 747,828 Warrants) shares of Common Stock as a result of acting as investment advisor to various investment companies; and (ii) Fidelity Management Trust Company, a bank that is wholly-owned by FMR Corp., was the beneficial owner of 268,166 (including 198,332 Warrants) shares of Common Stock as a result of its serving as investment managers of institutional account(s). FMR Corp. and Edward C. Johnson, III each has sole dispositive power over 5,113,427 shares of Common Stock and sole voting power over 202,725 shares of Common Stock. The address for FMR is 82 Devonshire Street, Boston, MA 02109

(2)	Information regarding Dimensional Fund Advisors, Inc. (“Dimensional”) is based on information disclosed in Schedule 13G/A signed on February 9, 2005 reporting that at December 31, 2004, Dimensional had sole voting power and sole dispositive power as to all shares shown. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(3)	Information regarding Hotchkiss and Wiley Capital Management, LLC (“HW”) is based on information disclosed in the Schedule 13G signed on February 10, 2005 by HW which indicates that, at December 31, 2004, HW was the beneficial owner of 2,579,600 shares and had (i) sole voting power with respect to 1,849,800 shares; and (ii) sole dispositive power with respect to 2,579,600 shares. The address for HW is 725 South Figueroa Street, 39th Floor, Los Angeles, CA 90017.

(4)	Information regarding David J. Greene and Company, LLC (“DJG”) is based on information disclosed in the Schedule 13G/A signed on February 2, 2005 by David J. Greene and Company, LLC (the “Greene Schedule 13G”). The Greene Schedule 13G indicates that at December 31, 2004, David J. Greene and Company, LLC was the beneficial owner of 2,603,870 shares of Common Stock and had (i) sole voting and dispositive power with respect to 50,000 shares; (ii) shared voting power with respect to 1,534,195 shares of Common Stock and shared dispositive power with respect to 2,553,870 shares. The address for DJG is 599 Lexington Avenue, New York, NY 10022.

(5)	Information regarding Lampe, Conway & Co., LLC (“LC”) is based on information disclosed in Schedule 13D signed on November 12, 2004 by LC reporting shared dispositive power and shared voting power as to all shares shown. The address for LC is 680 Fifth Avenue, Suite 1202, New York, NY 10019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters. – (Continued)

Equity Compensation Plans

          The following table summarizes information, as of January 29, 2005, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercised Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved
by security holders (1)	5,496,747	$ 11.46	1,278,636
Equity compensation plans not approved
by security holders	N/A	N/A	N/A

(1)	These plans are the EEP and the Directors’ Plan.

Change in Control

          On March 23, 2005, Pathmark and The Yucaipa Companies, LLC (“Yucaipa”), a Los Angeles based private equity firm, entered into a stock purchase agreement under which Yucaipa will invest $150 million in Pathmark and executed a five-year management agreement pursuant to which Yucaipa will provide consulting services following the closing on corporate strategy, marketing, operations, finance and retail development to Pathmark.

          Under the terms of the agreement, Yucaipa will purchase 20,000,000 newly-issued shares of our common stock, 10,060,000 Series A warrants to purchase a further 9.9% of common stock, and 15,046,350 Series B warrants to purchase a further 10% of common stock. The shares will represent approximately 40% of our outstanding common stock. The Series A warrants have an exercise price of $8.50 per share and a three-year term. The Series B warrants have an exercise price of $15.00 per share and a ten-year term, but will not become exercisable until certain conditions are satisfied. Upon closing, we expect our Board of Directors will be comprised of six current or new independent directors and five additional directors nominated by Yucaipa. The independent directors will have the right to nominate their successors.

          The transaction, which was unanimously approved by our Board of Directors, is subject to customary closing conditions and approval by our stockholders. The transaction is expected to close in the summer of fiscal 2005.

Item 13. Certain Relationships and Related Transactions.

          Not applicable.

Item 14. Principal Accounting Fees and Services.

          During fiscal years 2004 and 2003, the Company retained its independent public accountants, Deloitte & Touche LLP (“Deloitte”), to provide services in the following categories and amounts.

	Fiscal 2004	Fiscal 2003
Audit Fees	$2,470,550	$909,000
Audit Related	87,000	86,250
Tax Fees	138,950	206,900
All Other Fees	12,300	11,500

	$2,708,800	$1,213,650

          Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of the Company’s consolidated financial statements for fiscal years 2004 and 2003, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during fiscal 2004 and 2003, and for reviews related to the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act for fiscal 2004.

          Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent public accountants that are reasonably related to the performance of the audits or reviews of the financial statements, and are not reported above under “Audit Fees”, and generally consist of fees for accounting consultation and audits of employee benefit plans.

          Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent public accountants for tax planning, tax advice and review of federal and state income tax returns.

          All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent public accountants that are not reported above under “Audit Fees”, “Audit-Related Fees”, or “Tax Fees”. In fiscal 2004 and fiscal 2003, these fees related to Deloitte’s tax software annual service used by the Company in the preparation of its federal and state income tax returns and to the Company’s use of Deloitte’s accounting research tool.

          The Audit Committee has considered the compatibility of the non-audit services performed by and fees paid to Deloitte & Touche LLP in fiscal 2004, and determined that such services and fees were compatible with the independence of the public accountants.

Policy for Approval of Audit and Non-Audit Services

          The services performed by the independent auditor in 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent auditor may perform. The policy also requires that each year a description of the services expected to be performed by the independent auditor during the following fiscal year, in each of the specified categories, be presented to the Audit Committee for pre-approval. Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

          Any requests for audit, audit-related, tax and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. Any proposed services exceeding the pre-approval fee levels will require separate pre-approval by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

          (d) Exhibits

Incorporated herein by reference is a list of exhibits in the Exhibit Index on pages 79 to 82 of this report.

          (e) Financial Statement Schedules

None required.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005	Pathmark Stores, Inc.

	By	/s/ Eileen R. Scott Eileen R. Scott Chief Executive Officer

	By	/s/ Frank G. Vitrano Frank G. Vitrano President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Eileen R. Scott (Eileen R. Scott)	Director and Chief Executive Officer (Principal Executive Officer)	April 29, 2005

	/s/ Frank G. Vitrano (Frank G. Vitrano)	Senior Vice President and Controller (Principal Financial Officer)	April 29, 2005

	/s/ Joseph W. Adelhardt (Joseph W. Adelhardt)	Senior Vice President and Controller (Principal Accounting Officer)	April 29, 2005

	/s/ William J. Begley (William J. Begley)	Director *	April 29, 2005

	/s/ Warren F. Bryant (Warren F. Bryant)	Director *	April 29, 2005

	/s/ Daniel H. Fitzgerald (Daniel H. Fitzgerald)	Director *	April 29, 2005

	/s/ Eugene M. Freedman (Eugene M. Freedman)	Director *	April 29, 2005

	/s/ Bruce L. Hartman (Bruce L. Hartman)	Director *	April 29, 2005

	/s/ James L. Moody, Jr. (James L. Moody, Jr.)	Director, Chairman *	April 29, 2005

*By:	/s/ Marc A. Strassler (Marc A. Strassler) Attorney-in-Fact

Exhibit Index

Exhibit Number	Document Name

2.1	Plan of Reorganization (incorporated by reference from the Company’s Registration Statement on Form S-1, as filed with the SEC on October 19, 2000, File No. 333-46882 (the “2000 Registration Statement”)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from the 2000 Registration Statement).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (“the First 2004 Quarterly Report”)).

4.1	Indenture, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Associate, Trustee (incorporated by reference from the Company’s Registration Statement as filed with the SEC on March 11, 2002, File No. 333-84102 (the “2002 Form S-4”)).

4.2	First Supplemental Indenture, dated as of January 30, 2002 (incorporated by reference from the 2002 Form S-4).

4.3	Registration Rights Agreement, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein, Dresdner Kleinwort Wasserstein-Grantchester, Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. (incorporated by reference from the 2002 Form S-4).

4.4	Form of Exchange Notes (incorporated by reference from the 2002 Form S-4).

10.1	Supermarkets General Corporation Savings Plan as amended through January 1, 1987 (incorporated by reference from the Registration Statement on Form S-1 of Holdings as filed with the SEC on September 2, 1987, File No. 33-16963).

10.2	First Amended and Restated Supply Agreement among the Company, Plainbridge and C&S dated as of January 29, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

10.3	Employment Agreement dated February 1, 1999 between the Company and Harvey Gutman (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the “2000 Annual Report”)).

10.4	Employment Agreement between the Company and Robert Joyce dated February 1, 1999 (incorporated by reference from the Solicitation/Recommendation Statement of Holdings on Form 14D-9 filed with the SEC on March 16, 1999).

10.5	Amended and Restated Employment Agreement dated as of November 20, 2002 between Eileen Scott and the Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (the “Third 2002 Quarterly Report”)).

10.6	Amended and Restated Employment Agreement dated as of November 20, 2002 between Frank Vitrano and the Company (incorporated by reference from the Third 2002 Quarterly Report).

Exhibit Index – (Continued)

Exhibit Number	Document Name

10.7	Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Harvey Gutman (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the “1999 Annual Report”)).

10.8	Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Robert Joyce (incorporated by reference from the 1999 Annual Report).

10.9	Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).

10.10	Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 1999 Annual Report).

10.11	Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2001 between the Company and Harvey Gutman (incorporated by reference from the 2000 Annual Report).

10.12	Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Robert Joyce (incorporated by reference from the 2000 Registration Statement).

10.13	Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 2000 Registration Statement).

10.14	Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 2000 Registration Statement).

10.15	Supplemental Retirement Agreement dated June 1, 1994 between the Company and Harvey Gutman (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the “1994 Annual Report”)).

10.16	Supplemental Retirement Agreement dated June 1, 1994 between the Company and Robert Joyce (incorporated by reference from the 1994 Annual Report).

10.17	Supplemental Retirement Agreement dated March 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).

10.18	Supplemental Retirement Agreement dated March 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 1999 Annual Report).

10.19	Amendment Number 1 to Supplemental Retirement Agreement, dated March 1, 2000 between the Company and Eileen Scott (incorporated by reference from the First 2004 Quarterly Report).

10.20	Amendment Number 1 to Supplemental Retirement Agreement, dated March 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the First 2004 Quarterly Report).

Exhibit Index – (Continued)

Exhibit Number	Document Name

10.21	2000 Employee Equity Plan (the “Employee Plan”) as amended as of June 13, 2002 (incorporated by reference from the Company’s Registration Statement on Form S-4 as filed with the SEC on October 17, 2003, File No. 333-109812).

10.22	2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”) as amended and restated as of March 29, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2001).

10.23	Amendment No. 1 to the Employee Plan (incorporated by reference from the Company’s Proxy Statement as filed with the SEC on May 5, 2003 (the “2003 Proxy Statement”)).

10.24	Amendment No. 1 to the Directors’ Plan (incorporated by reference from the 2003 Proxy Statement).

10.25	Amendment No. 2 to the Employee Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.26	Form of Award Agreement for executive officers pursuant to the Employee Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004 (the “Third 2004 Quarterly Report”)).

10.27	Form of Award Agreement pursuant to the Directors’ Plan (incorporated by reference from the Third 2004 Quarterly Report).

10.28	2001 Executive Incentive Plan for Executive Officers, effective June 14, 2001 (incorporated by reference from the Company’s Proxy Statement as filed with the SEC on May 4, 2001).

10.29	Registration Rights Agreement (incorporated by reference from the 2000 Registration Statement).

10.30	Warrant Agreement (incorporated by reference from the 2000 Registration Statement).

10.31	Credit Agreement dated October 1, 2004 among the Company, Lenders party thereto and Fleet Retail Group, a Bank of America company, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2004).

10.32	Securities Purchase Agreement, dated as of March 23, 2005, among Yucaipa Corporation Initiatives Funds I, L.P., Yucaipa American Alliance Fund I, L.P., Yucaipa American Alliance (Parallel) Fund I, L.P., The Yucaipa Companies LLC (as the Investors’ representative), and Pathmark Stores, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on March 28, 2005 (the “March 2005 Form 8-K”)).

10.33	Management Services Agreement, dated as of March 23, 2005, by and between The Yucaipa Companies LLC and Pathmark Stores, Inc. (incorporated by reference from the March 2005 Form 8-K).

10.34	Form of Warrant Agreement among Pathmark Stores, Inc. and certain investors named therein (incorporated by reference from the March 2005 Form 8-K).

10.35	Form of Registration Rights Agreement among Pathmark Stores, Inc. and certain investors named therein (incorporated by reference from the March 2005 Form 8-K).

Exhibit Index – (Continued)

Exhibit Number	Document Name

10.36	Form of Stockholders’ Agreement among Pathmark Stores, Inc. and certain investors named therein (incorporated by reference from the March 2005 Form 8-K).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	List of Subsidiaries.

*23.1	Consent of Deloitte & Touche LLP.

*24.1	Power of Attorney for Warren F. Bryant.

*24.2	Power of Attorney for Bruce L. Hartman.

*31.1	Form of CEO Certification.

*31.2	Form of CFO Certification.

*32.1	Certification of Eileen R. Scott, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith