Form 10-K/A
period 2005-01-29
PATHMARK STORES INC
filed 2005-05-19
CIK 95585

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 29, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from         to

                          Commission file number 1-5287

                              PATHMARK STORES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-2879612
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 200 Milik Street, Carteret, New Jersey                     07008
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         As of July 30, 2004, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock was $214,532,381 (based upon the closing price as reported by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers. As of April 20, 2005, 30,071,192 shares of Common Stock were outstanding.

                                EXPLANATORY NOTE

         This Form 10-K/A constitutes Amendment No. 1 to Pathmark Stores, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the "Original Filing"), which was filed with the Securities and Exchange Commission on April 29, 2005. This Form 10-K/A is being filed to correct certain information contained in footnote 1 to the table setting forth the amount of shares of Common Stock beneficially owned by directors and named executive officers of the Company and to add information relating to a beneficial owner of more than 5% of the Company's issued and outstanding Common Stock inadvertently omitted form the Original Filing, in each case in Item 12 of
Part III of the Original Filing.

         Except for the matters described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.


                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

By Directors and Executive Officers
-----------------------------------

         The following table sets forth the amount of shares of Common Stock beneficially owned (as of April 20, 2005 unless otherwise indicated) by current directors of the Company and the named executive officers reported in the "Executive Compensation - Summary Compensation Table" in Item 11 ("named executive officers"), and all directors and executive officers as a group. Percentage of ownership is calculated using the number of shares outstanding as of April 20, 2005, plus the number of shares the individual or group had the right to acquire within 60 days, as indicated in note (1) following the table.


                                              Shares of
                                            Common Stock             Percentage
Beneficial Owner                        Beneficially Owned(1)       of Ownership
----------------                        ---------------------       ------------
Directors:
   Eileen R. Scott                            601,500                  2.0
   Frank G. Vitrano                           610,020                  2.0
   William J. Begley                           25,000                  *
   Daniel H. Fitzgerald                        30,000                  *
   Eugene M. Freedman                          25,000                  *
   Bruce Hartman                                   --                  *
   James L. Moody, Jr                           5,000                  *
   Warren F. Bryant                                --                  *

Other Named Executive Officers:
   Robert J. Joyce                             365,600                 *
   Art Whitney                                 181,021                 *
   Harvey M. Gutman                            127,198                 *
All Directors and Officers as group          2,415,751                 8.0
(15 persons)
-----------
*Less than 1% of outstanding shares.

(1) Includes shares which directors and executive officers have, or will have, within 60 days, the current right to acquire upon exercise of options under the EEP or Directors' Plan, as applicable: Ms. Scott and Mr. Vitrano, 600,000 shares each; Mr. Joyce, 365,000 shares; Mr Whitney, 180,999 shares; Mr. Gutman, 124,214 shares; Messrs. Begley, Fitzgerald and Freedman, 25,000 shares each; Mr. Moody, 5,000 shares; and all directors and executive officers as a group, 2,390,809 shares. Also includes with respect to Mr. Vitrano, 202 shares of Common Stock which Mr. Vitrano has a right to acquire upon the exercise of 202 Warrants at an exercise price of $22.31 per share and 4,000 shares held by his wife.

By Others
---------

         Management of the Company knows of no person, except as set forth below, who is the beneficial owner of more than 5% of the Company's issued and outstanding Common Stock as of April 20, 2005.

    Name of                              No. of Shares
Beneficial Owner                        of Common Stock                % Held
----------------                        ---------------                ------

FMR Corp.                                 5,113,423(1)                 16.5%

Dimensional Fund Advisors, Inc.           2,193,021(2)                  7.3%

Hotchkiss and Wiley                       2,579,600(3)                  8.6%
Capital Management, LLC

David J. Greene and                       2,603,870(4)                  8.7%
Company, LLC

Lampe, Conway & Co., LLC                  1,928,612(5)                  6.4%

Northeast Investors Trust                 1,600,398(6)                  5.3%
---------------------------

(1) Information regarding FMR Corp. and its affiliates ("FMR") is based on information disclosed in the amended Schedule 13G/A signed on February 14, 2005 by FMR Corp., Edward C. Johnson, III and Abigail P. Johnson (the "FMR
     Schedule 13G"). The FMR Schedule 13G indicates that, at December 31, 2004,
     (i) Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., was the beneficial owner of 4,845,257 (including 747,828 Warrants) shares of Common Stock as a result of acting as investment advisor to various investment companies; and (ii) Fidelity Management Trust Company, a bank that is wholly-owned by FMR Corp., was the beneficial owner of 268,166 (including 198,332 Warrants) shares of Common Stock as a result of its serving as investment managers of institutional account(s). FMR Corp. and Edward C. Johnson, III each has sole dispositive power of over 5,113,427 shares of Common Stock and sole voting power over 202,725 shares of Common Stock. The address for FMR is 82 Devonshire Street, Boston, MA 02109.

(2) Information regarding Dimensional Fund Advisors, Inc. ("Dimensional") is based on information disclosed in Schedule 13G/A signed on February 9, 2005 reporting that at December 31, 2004, Dimensional had sole voting power and sole dispositive power as to all shares shown. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(3) Information regarding Hotchkiss and Wiley Capital Management, LLC ("HW") is based on information disclosed in the Schedule 13G signed on February 10, 2005 by HW which indicates that, at December 31, 2004, HW was the beneficial owner of 2,579,600 shares and had (i) sole voting power with respect to 1,849,800 shares; and (ii) sole dispositive power with respect to 2,579,600 shares. The address for HW is 725 South Figueroa Street, 39th Floor, Los Angeles, CA 90017.

(4) Information regarding David J. Greene and Company, LLC ("DJG") is based on information disclosed in the Schedule 13G/A signed on February 2, 2005 by David J. Greene and Company, LLC (the "Greene Schedule 13G"). The Greene
     Schedule 13G indicates that at December 31, 2004, David J. Greene and Company, LLC was the beneficial owner of 2,603,870 shares of Common Stock and had (i) sole voting and dispositive power with respect to 50,000 shares; (ii) shared voting power with respect to 1,534,195 shares of Common Stock and shared dispositive power with respect to 2,553,870 shares. The address for DJG is 599 Lexington Avenue, New York, NY 10022.

(5) Information regarding Lampe, Conway & Co., LLC ("LC") is based on information disclosed in Schedule 13D signed on November 12, 2004 by LC reporting shared dispositive power and shared voting power as to all shares shown. The address for LC is 680 Fifth Avenue, Suite 1202, New York, NY 10019.

(6) Information regarding Northeast Investors Trust ("Northeast") is based on information disclosed in the Schedule 13G/A filed with the SEC on February 12, 2003 by Northeast reporting sole dispositive power and sole voting power as to all shares shown. The address for Northeast is 50 Congress Street, Suite 1000, Boston, MA 02109.

Equity Compensation Plans
-------------------------

         The following table summarizes information, as of January 29, 2005, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------


                                                                                                     Number of
                                                                                                    Securities
                                                                                                     Remaining
                                                    Number of                                      Available for
                                                  Securities to             Weighted             Future Issuance
                                                  be Issued Upon             Average               Under Equity
                                                   Exercise of          Exercised Price of         Compensation
                                                   Outstanding             Outstanding           Plans (Excluding
                                                     Options,                Options,               Securities
                                                  Warrants and             Warrants and            Reflected in
                                                      Rights                  Rights                Column (a))
       Plan Category                                    (a)                    (b)                      (c)
Equity compensation plans approved
   by security holders (1)                           5,496,747               $ 11.46                1,278,636
Equity compensation plans not approved
   by security holders                                  N/A                     N/A                    N/A

----------------
(1)  These plans are the EEP and the Directors' Plan.

Change in Control
-----------------

         On March 23, 2005, Pathmark and The Yucaipa Companies, LLC ("Yucaipa"), a Los Angeles based private equity firm, entered into a stock purchase agreement under which Yucaipa will invest $150 million in Pathmark and executed a five-year management agreement pursuant to which Yucaipa will provide consulting services following the closing on corporate strategy, marketing, operations, finance and retail development to Pathmark.

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

Item 15. Exhibits, Financial Statement Schedules.

    (a)  Exhibits

         Incorporated herein by reference is a list of exhibits in the Exhibit Index on pages 6 to 8 of this report.

    (b)  Financial Statement Schedules

         None required.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2005                  Pathmark Stores, Inc.


                                     By:  /s/ Eileen R. Scott
                                        -------------------------------------
                                                  Eileen R. Scott
                                              Chief Executive Officer


                                     By:  /s/ Frank G. Vitrano
                                        -------------------------------------
                                                  Frank G. Vitrano
                                        President and Chief Financial Officer

                                  Exhibit Index

Exhibit
Number                                Document Name
-------                               -------------
2.1 Plan of Reorganization (incorporated by reference from the Company's Registration Statement on Form S-1, as filed with the SEC on October 19, 2000, File No. 333-46882 (the "2000 Registration Statement")).
3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from the 2000 Registration Statement).
3.2 Amended and Restated Bylaws of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 ("the First 2004 Quarterly Report")).
4.1 Indenture, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Associate, Trustee (incorporated by reference from the Company's Registration Statement as filed with the SEC on March 11, 2002, File No. 333-84102 (the "2002 Form S-4")).
4.2 First Supplemental Indenture, dated as of January 30, 2002 (incorporated by reference from the 2002 Form S-4).
4.3 Registration Rights Agreement, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein, Dresdner Kleinwort Wasserstein-Grantchester, Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. (incorporated by reference from the 2002 Form S-4).
4.4      Form of Exchange Notes (incorporated by reference from the 2002 Form
         S-4).
10.1 Supermarkets General Corporation Savings Plan as amended through January 1, 1987 (incorporated by reference from the Registration Statement on Form S-1 of Holdings as filed with the SEC on September 2, 1987, File No. 33-16963).
10.2 First Amended and Restated Supply Agreement among the Company, Plainbridge and C&S dated as of January 29, 1998 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).
10.3 Employment Agreement dated February 1, 1999 between the Company and Harvey Gutman (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 Annual Report")).
10.4 Employment Agreement between the Company and Robert Joyce dated February 1, 1999 (incorporated by reference from the Solicitation/Recommendation Statement of Holdings on Form 14D-9 filed with the SEC on March 16, 1999).
10.5 Amended and Restated Employment Agreement dated as of November 20, 2002 between Eileen Scott and the Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (the "Third 2002 Quarterly Report")).
10.6 Amended and Restated Employment Agreement dated as of November 20, 2002 between Frank Vitrano and the Company (incorporated by reference from the Third 2002 Quarterly Report).
10.7 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Harvey Gutman (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 Annual Report")).
10.8 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Robert Joyce (incorporated by reference from the 1999 Annual Report).
10.9 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).
10.10 Sale and Retention Bonus Agreement dated as of February 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 1999 Annual Report).
10.11 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2001 between the Company and Harvey Gutman (incorporated by reference from the 2000 Annual Report).
10.12 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Robert Joyce (incorporated by reference from the 2000 Registration Statement).
10.13 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 2000 Registration Statement).
10.14 Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement dated as of July 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 2000 Registration Statement).
10.15 Supplemental Retirement Agreement dated June 1, 1994 between the Company and Harvey Gutman (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the "1994 Annual Report")).
10.16 Supplemental Retirement Agreement dated June 1, 1994 between the Company and Robert Joyce (incorporated by reference from the 1994 Annual Report).
10.17 Supplemental Retirement Agreement dated March 1, 2000 between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).
10.18 Supplemental Retirement Agreement dated March 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the 1999 Annual Report).
10.19 Amendment Number 1 to Supplemental Retirement Agreement, dated March 1, 2000 between the Company and Eileen Scott (incorporated by reference from the First 2004 Quarterly Report).
10.20 Amendment Number 1 to Supplemental Retirement Agreement, dated March 1, 2000 between the Company and Frank Vitrano (incorporated by reference from the First 2004 Quarterly Report).
10.21 2000 Employee Equity Plan (the "Employee Plan") as amended as of June 13, 2002 (incorporated by reference from the Company's Registration Statement on Form S-4 as filed with the SEC on October 17, 2003, File No. 333-109812).
10.22 2000 Non-Employee Directors' Equity Plan (the "Directors' Plan") as amended and restated as of March 29, 2001 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2001).
10.23 Amendment No. 1 to the Employee Plan (incorporated by reference from the Company's Proxy Statement as filed with the SEC on May 5, 2003 (the "2003 Proxy Statement")).
10.24 Amendment No. 1 to the Directors' Plan (incorporated by reference from the 2003 Proxy Statement).
10.25 Amendment No. 2 to the Employee Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).
10.26 Form of Award Agreement for executive officers pursuant to the Employee Plan (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004 (the "Third 2004 Quarterly Report")).
10.27 Form of Award Agreement pursuant to the Directors' Plan (incorporated by reference from the Third 2004 Quarterly Report).
10.28 2001 Executive Incentive Plan for Executive Officers, effective June 14, 2001 (incorporated by reference from the Company's Proxy Statement as filed with the SEC on May 4, 2001).
10.29 Registration Rights Agreement (incorporated by reference from the 2000 Registration Statement).
10.30 Warrant Agreement (incorporated by reference from the 2000 Registration Statement).
10.31 Credit Agreement dated October 1, 2004 among the Company, Lenders party thereto and Fleet Retail Group, a Bank of America company, as Administrative Agent (incorporated by reference from the Company's Current Report on Form 8-K as filed with the SEC on October 5, 2004).
10.32 Securities Purchase Agreement, dated as of March 23, 2005, among Yucaipa Corporation Initiatives Funds I, L.P., Yucaipa American Alliance Fund I, L.P., Yucaipa American Alliance (Parallel) Fund I, L.P., The Yucaipa Companies LLC (as the Investors' representative), and Pathmark Stores, Inc. (incorporated by reference from the Company's Current Report on Form 8-K as filed with the SEC on March 28, 2005 (the "March 2005 Form 8-K")).
10.33 Management Services Agreement, dated as of March 23, 2005, by and between The Yucaipa Companies LLC and Pathmark Stores, Inc. (incorporated by reference from the March 2005 Form 8-K).
10.34 Form of Warrant Agreement among Pathmark Stores, Inc. and certain investors named therein (incorporated by reference from the March 2005 Form 8-K).
10.35 Form of Registration Rights Agreement among Pathmark Stores, Inc. and certain investors named therein (incorporated by reference from the March 2005 Form 8-K).
10.36 Form of Stockholders' Agreement among Pathmark Stores, Inc. and certain investors named therein (incorporated by reference from the March 2005 Form 8-K).
12.1 Computation of Ratio of Earnings to Fixed Charges (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the "2004 Annual Report")).
21.1     List of Subsidiaries (incorporated by reference from the 2004 Annual
         Report).
23.1 Consent of Deloitte & Touche LLP (incorporated by reference from the 2004 Annual Report).
24.1 Power of Attorney for Warren F. Bryant (incorporated by reference from the 2004 Annual Report).
24.2 Power of Attorney for Bruce L. Hartman (incorporated by reference from the 2004 Annual Report).
*31.1    Form of CEO Certification.
*31.2    Form of CFO Certification.
*32.1 Certification of Eileen R. Scott, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

         Sarbanes-Oxley Act of 2002.
*32.2 Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
* Filed herewith