Form 10-Q
period 2005-04-30
PATHMARK STORES INC
filed 2005-06-08
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended April 30, 2005
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

Yes ☒                        No ☐

        As of June 2, 2005, 30,071,192 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Sales	$1,002.5	$990.1
Cost of goods sold	(717.5)	(710.7)

Gross profit	285.0	279.4
Selling, general and administrative expenses	(250.9)	(244.6)
Depreciation and amortization	(22.2)	(21.5)

Operating earnings	11.9	13.3
Interest expense	(16.3)	(16.5)

Loss before income taxes	(4.4)	(3.2)
Income tax benefit	2.3	1.4

Net loss	$(2.1)	$(1.8)

Weighted average number of shares outstanding – basic and diluted	30.1	30.1

Net loss per share – basic and diluted	$(0.07)	$(0.06)

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	(Unaudited) April 30, 2005	January 29, 2005
ASSETS
Current assets
Cash	$44.3	$42.6
Accounts receivable, net	18.9	19.9
Merchandise inventories	193.8	182.2
Due from suppliers	65.6	74.7
Other current assets	29.3	21.4

Total current assets	351.9	340.8
Property and equipment, net	560.6	575.0
Goodwill	144.7	144.7
Other noncurrent assets	196.8	192.9

Total assets	$1,254.0	$1,253.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$120.9	$102.1
Current maturities of long-term debt	34.1	36.6
Current portion of lease obligations	15.2	15.1
Accrued expenses and other current liabilities	156.4	160.3

Total current liabilities	326.6	314.1
Long-term debt	444.7	444.6
Long-term lease obligations	174.8	178.3
Deferred income taxes	69.1	72.0
Other noncurrent liabilities	175.7	179.2

Total liabilities	1,190.9	1,188.2

Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.3	0.3
Authorized: 100,000,000 shares; issued: 30,099,510 shares
at April 30, 2005 and at January 29, 2005
Common stock warrants	60.0	60.0
Paid-in capital	607.9	607.9
Accumulated deficit	(600.4)	(598.3)
Accumulated other comprehensive loss	(4.0)	(4.0)
Treasury stock, at cost: 28,318 shares at April 30, 2005 and
at January 29, 2005	(0.7)	(0.7)

Total stockholders' equity	63.1	65.2

Total liabilities and stockholders' equity	$1,254.0	$1,253.4

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Operating Activities
Net loss	$(2.1)	$(1.8)
Adjustments to reconcile the net loss to cash provided by operating activities:
Depreciation and amortization	22.2	21.5
Amortization of deferred financing costs	0.4	0.5
Deferred income tax benefit	(3.1)	(2.3)
Gain on sale of real estate	—	(1.2)
Cash provided by (used for) operating assets and liabilities:
Accounts receivable	1.0	0.6
Merchandise inventories	(11.6)	(13.7)
Due from suppliers	9.1	15.2
Other current assets	(7.9)	2.7
Noncurrent assets	(5.4)	(1.9)
Accounts payable	18.8	6.6
Accrued expenses and other current liabilities	(3.7)	(4.6)
Noncurrent liabilities	(3.6)	(4.4)

Cash provided by operating activities	14.1	17.2

Investing Activities
Capital expenditures, including technology investments	(6.7)	(22.1)
Acquisition of Community Supermarket Corporation	—	(4.5)
Proceeds from the sale of real estate	—	2.5

Cash used for investing activities	(6.7)	(24.1)

Financing Activities
Repayments of capital lease obligations	(3.4)	(3.9)
Borrowings (repayments) under the working capital facility, net	(1.8)	15.9
Repayments of other debt, net	(0.5)	(2.2)

Cash provided by (used for) financing activities	(5.7)	9.8

Increase in cash	1.7	2.9
Cash at beginning of period	42.6	8.9

Cash at end of period	$44.3	$11.8

Supplemental Disclosures of Cash Flow Information
Interest paid	$22.8	$23.3

Income taxes paid	$0.1	$0.7

Non-Cash Investing and Financing Activities
Capital lease obligations incurred	$—	$8.8

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

          Business. Pathmark Stores, Inc. (the "Company" or "Pathmark") operated 142 supermarkets as of April 30, 2005, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

          Basis of Presentation. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

          Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

Note 2. Stock-Based Compensation

          The Company accounts for stock-based compensation plans using the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price of all stock options granted under the Company’s stock-based compensation plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation expense is recognized in the Company’s operating results.

          The following proforma disclosure illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (in millions, except per share amounts):

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net loss, as reported	$(2.1)	$(1.8)
Less: stock-based compensation expense, net of related tax effect	(0.8)	(1.1)

Net loss, proforma	$(2.9)	$(2.9)

Weighted average number of shares outstanding - basic and diluted	30.1	30.1

Net loss per share - basic and diluted, as reported	$(0.07)	$(0.06)
Less: stock-based compensation expense, net of related tax effect	(0.03)	(0.04)

Net loss per share - basic and diluted, proforma	$(0.10)	$(0.10)

          For purposes of the proforma disclosures, the estimated fair value of the options issued is assumed to be expensed over the options’ vesting period. The Company will adopt SFAS No. 123 (revised 2004), “Share-Based Payment,” effective with the first quarter reporting period ending April 29, 2006 (see New Accounting Pronouncement in Item 2).

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 3. Long-Term Debt

          Long-term debt is comprised of the following (in millions):

	April 30, 2005	January 29, 2005
Senior subordinated notes	$353.3	$353.4
Term loan	70.0	70.0
Working capital facility	32.6	34.4
Mortgages	20.8	21.0
Other debt	2.1	2.4

Total debt	478.8	481.2
Less: current maturities and the working capital facility	(34.1)	(36.6)

Long-term debt	$444.7	$444.6

          The Company has outstanding $350 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”), including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. The Company was in compliance with all related covenants as of April 30, 2005.

          On October 1, 2004, the Company entered into an amended and restated $250 million senior secured credit facility (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. The term of the Credit Agreement is five years and consists of a $180 million revolving working capital facility (the “Working Capital Facility”) (including a maximum of $125 million in letters of credit) and a $70 million term loan (the “Term Loan”). The proceeds from the Credit Agreement were used to completely repay the outstanding balance under the Company’s credit agreement dated September 19, 2000 (the “2000 Credit Agreement”). Interest on borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.5% to 2.25%, depending on the average availability under the Credit Agreement, and at April 30, 2005, was at LIBOR plus 2.0%. Pursuant to the Credit Agreement, there are three financial covenants: minimum annual consolidated EBITDA of $135 million, minimum inventory of $150 million and maximum annual cash capital expenditures of $110 million. The Company was in compliance with all Credit Agreement covenants as of April 30, 2005.

          There are no credit agency ratings-related triggers in either the Indenture or the Credit Agreement that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 4. Interest Expense

          Interest expense is comprised of the following (in millions):

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Senior subordinated notes	$7.7	$7.7
Term loan	0.8	0.6
Working capital facility	0.5	0.5
Lease obligations	4.8	5.1
Mortgages	0.4	0.4
Amortization of deferred financing costs	0.4	0.5
Other	1.7	1.7

Interest expense	$16.3	$16.5

Note 5. Guarantees

          In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of April 30, 2005, 65 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $106 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of April 30, 2005 of $2.6 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with Assigned Leases.

Note 6. Benefits

          The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

          Pension Benefits:

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Service cost	$0.9	$0.8
Interest cost	3.1	3.0
Expected return on plan assets	(5.8)	(5.6)
Amortization of prior service costs	0.1	0.1
Amortization of losses	1.0	0.7

Net periodic benefit cost reduction	$(0.7)	$(1.0)

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 6. Benefits – (Continued)

          Other Postretirement Benefits:

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Service cost	$0.2	$0.2
Interest cost	0.5	0.4
Amortization of prior service costs	(0.2)	—
Amortization of losses	0.3	0.2

Net periodic benefit cost	$0.8	$0.8

Note 7. Yucaipa Investment

As disclosed in our Annual Report on Form 10-K for the year ended January 29, 2005, Pathmark and certain investment funds affiliated with The Yucaipa Companies LLC (“Yucaipa”), a Los Angeles based private equity firm, entered into a stock purchase agreement under which Yucaipa will invest $150 million in Pathmark and executed a five-year management agreement pursuant to which Yucaipa will provide consulting services following the closing on corporate strategy, marketing, operations, finance and retail development to Pathmark.

          Under the terms of the agreement, Yucaipa will purchase 20,000,000 newly-issued shares of the Company’s common stock, representing approximately 40.0% of the Company’s outstanding common stock, 10,060,000 Series A warrants to purchase a further 9.9% of the Company’s common stock, and 15,046,350 Series B warrants to purchase a further 10.0% of the Company’s common stock. The Series A warrants have an exercise price of $8.50 per share and a three-year term. The Series B warrants have an exercise price of $15.00 per share and a ten-year term, but will not become exercisable until certain conditions are satisfied. Upon closing, the Company’s Board of Directors is expected to be comprised of six current or new independent directors and five additional directors nominated by Yucaipa. The independent directors will have the right to nominate their successors. The transaction, which was unanimously approved by the Company’s Board of Directors, is subject to customary closing conditions and stockholder approval. The transaction is expected to close in June 2005.

          Approximately $1.7 million of costs directly attributable to the proposed issuance of the Company’s common stock to Yucaipa have been deferred and recorded in noncurrent assets. Such costs will be netted against the proceeds from the common stock issuance.

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 8. Consolidating Financial Information

          The following represents the consolidating financial statements of Pathmark and its 100% owned guarantor and non-guarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including Pathmark’s distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The non-guarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended April 30, 2005
Sales	$1,002.5	$607.4	$—	$(607.4)	$1,002.5
Cost of goods sold	(717.5)	(607.4)	—	607.4	(717.5)

Gross profit	285.0	—	—	—	285.0
Selling, general and administrative expenses	(253.4)	1.6	0.9	—	(250.9)
Depreciation and amortization	(20.4)	(1.4)	(0.4)	—	(22.2)

Operating earnings	11.2	0.2	0.5	—	11.9
Interest expense	(15.9)	(0.1)	(0.3)	—	(16.3)
Equity in earnings of subsidiaries	0.3	—	—	(0.3)	—

Earnings (loss) before income taxes	(4.4)	0.1	0.2	(0.3)	(4.4)
Income tax benefit	2.3	—	—	—	2.3

Net earnings (loss)	$(2.1)	$0.1	$0.2	$(0.3)	$(2.1)

For the 13 Weeks Ended May 1, 2004
Sales	$990.1	$601.8	$—	$(601.8)	$990.1
Cost of goods sold	(711.4)	(601.1)	—	601.8	(710.7)

Gross profit	278.7	0.7	—	—	279.4
Selling, general and administrative expenses	(247.0)	1.5	0.9	—	(244.6)
Depreciation and amortization	(19.4)	(1.8)	(0.3)	—	(21.5)

Operating earnings	12.3	0.4	0.6	—	13.3
Interest expense	(16.0)	(0.1)	(0.4)	—	(16.5)
Equity in earnings of subsidiaries	0.5	—	—	(0.5)	—

Earnings (loss) before income taxes	(3.2)	0.3	0.2	(0.5)	(3.2)
Income tax benefit	1.4	—	—	—	1.4

Net earnings (loss)	$(1.8)	$0.3	$0.2	$(0.5)	$(1.8)

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 8. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of April 30, 2005
Merchandise inventories	$167.9	$25.9	$—	$—	$193.8
Other current assets	153.7	3.9	0.5	—	158.1

Total current assets	321.6	29.8	0.5	—	351.9
Property and equipment, net	474.2	56.8	29.6	—	560.6
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	57.6	—	—	(57.6)	—
Other noncurrent assets	196.2	—	0.6	—	196.8

Total assets	$1,194.3	$86.6	$30.7	$(57.6)	$1,254.0

Accounts payable	$106.8	$14.1	$—	$—	$120.9
Other current liabilities	203.5	1.4	0.8	—	205.7

Total current liabilities	310.3	15.5	0.8	—	326.6
Long-term debt	424.4	—	20.3	—	444.7
Long-term lease obligations	166.2	8.6	—	—	174.8
Other noncurrent liabilities	230.3	14.5	—	—	244.8

Total liabilities	1,131.2	38.6	21.1	—	1,190.9
Stockholders' equity	63.1	48.0	9.6	(57.6)	63.1

Total liabilities and stockholders' equity	$1,194.3	$86.6	$30.7	$(57.6)	$1,254.0

As of January 29, 2005
Merchandise inventories	$159.8	$22.4	$—	$—	$182.2
Other current assets	154.6	3.4	0.6	—	158.6

Total current assets	314.4	25.8	0.6	—	340.8
Property and equipment, net	487.1	58.0	29.9	—	575.0
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	57.8	—	—	(57.8)	—
Other noncurrent assets	192.2	—	0.7	—	192.9

Total assets	$1,196.2	$83.8	$31.2	$(57.8)	$1,253.4

Accounts payable	$93.5	$8.6	$—	$—	$102.1
Other current liabilities	209.9	1.3	0.8	—	212.0

Total current liabilities	303.4	9.9	0.8	—	314.1
Long-term debt	424.2	—	20.4	—	444.6
Long-term lease obligations	169.6	8.7	—	—	178.3
Other noncurrent liabilities	233.8	17.4	—	—	251.2

Total liabilities	1,131.0	36.0	21.2	—	1,188.2
Stockholders' equity	65.2	47.8	10.0	(57.8)	65.2

Total liabilities and stockholders' equity	$1,196.2	$83.8	$31.2	$(57.8)	$1,253.4

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 8. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 13 Weeks Ended April 30, 2005
Operating Activities
Cash provided by operating activities	$13.8	$0.1	$0.7	$(0.5)	$14.1

Investing Activities
Capital expenditures, including technology investments	(6.7)	—	—	—	(6.7)

Cash used for investing activities	(6.7)	—	—	—	(6.7)

Financing Activities
Repayments of capital lease obligations	(3.2)	(0.2)	—	—	(3.4)
Repayments of the working capital facility, net	(1.8)	—	—	—	(1.8)
Repayments of other debt, net	(0.4)	—	(0.1)	—	(0.5)
Intercompany equity transactions	—	0.1	(0.6)	0.5	—

Cash used for financing activities	(5.4)	(0.1)	(0.7)	0.5	(5.7)

Increase in cash	1.7	—	—	—	1.7
Cash at beginning at period	42.3	—	0.3	—	42.6

Cash at end of period	$44.0	$—	$0.3	$—	$44.3

For the 13 Weeks Ended May 1, 2004
Operating Activities
Cash provided by operating activities	$12.6	$4.2	$0.4	$—	$17.2

Investing Activities
Capital expenditures, including technology investments	(19.6)	(2.4)	(0.1)	—	(22.1)
Acquisition of Community Supermarket Corporation	(4.5)	—	—	—	(4.5)
Proceeds from sale of real estate	2.5	—	—	—	2.5

Cash used for investing activities	(21.6)	(2.4)	(0.1)	—	(24.1)

Financing Activities
Borrowings under the working capital facility, net	15.9	—	—	—	15.9
Repayments of capital lease obligations	(2.1)	(1.8)	—	—	(3.9)
Repayments of other debt, net	(2.1)	—	(0.1)	—	(2.2)
Intercompany equity transactions	0.2	—	(0.2)	—	—

Cash provided by (used for) financing activities	11.9	(1.8)	(0.3)	—	9.8

Increase in cash	2.9	—	—	—	2.9
Cash at beginning of period	8.7	—	0.2	—	8.9

Cash at end of period	$11.6	$—	$0.2	$—	$11.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

          The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended
	April 30, 2005		May 1, 2004
	Amount	%	Amount	%
Sales	$1,002.5	100.0%	$990.1	100.0%

Gross profit	$285.0	28.4%	$279.4	28.2%
Selling, general and administrative expenses	(250.9)	(25.0)	(244.6)	(24.7)
Depreciation and amortization	(22.2)	(2.2)	(21.5)	(2.2)

Operating earnings	11.9	1.2	13.3	1.3
Interest expense	(16.3)	(1.6)	(16.5)	(1.6)

Loss before income taxes	(4.4)	(0.4)	(3.2)	(0.3)
Income tax benefit	2.3	0.2	1.4	0.1

Net loss	$(2.1)	(0.2)%	$(1.8)	(0.2)%

          Sales. Sales in the first quarter of fiscal 2005 were $1,002.5 million, up 1.3% from $990.1 million in the first quarter of fiscal 2004. The sales increase in the first quarter of fiscal 2005 was due to a 1.7% increase from new stores and a 0.1% increase in same-store sales (stores open the entire first quarter in both fiscal 2005 and fiscal 2004, including replacement stores), partially offset by a 0.5% decrease from closed stores. Sales in the first quarter of fiscal 2005 benefited from new stores and by an increase in average order size, but continued to be negatively affected by the weakness in consumer demand and a decrease in customer traffic. The Company operated 142 stores at the end of the first quarters of fiscal 2005 and fiscal 2004.

          Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the first quarter of fiscal 2005 was $285.0 million or 28.4% of sales compared to $279.4 million or 28.2% of sales in the first quarter of fiscal 2004. The increase in gross profit dollars in the first quarter of fiscal 2005 was primarily due to higher sales and lower inventory shrink. The gross profit margin in the first quarter of fiscal 2005 increased by 0.2% over the first quarter of fiscal 2004 due to lower inventory shrink.

          Selling, General and Administrative Expenses (“SG&A”). SG&A in the first quarter of fiscal 2005 was $250.9 million or 25.0% of sales compared to $244.6 million or 24.7% of sales in the first quarter of fiscal 2004. SG&A in the first quarter of fiscal 2005 included $0.9 million in expenses related to our review of strategic alternatives, while SG&A in the first quarter of fiscal 2004 included a $1.2 million gain from the sale of real estate. Excluding the aforementioned items, SG&A in the first quarter of fiscal 2005 would have been $250.0 million compared to $245.8 million in the first quarter of fiscal 2004, an increase of $4.2 million primarily due to higher store labor expenses resulting from contractual increases, higher supply and utility charges resulting from higher oil prices and higher rent and real estate taxes and an increase of 0.1% as a percentage of sales primarily due to higher supply and utility charges.

          Depreciation and Amortization. Depreciation and amortization in the first quarter of fiscal 2005 were $22.2 million compared to $21.5 million in the first quarter of fiscal 2004. The increase in depreciation and amortization in the first quarter of fiscal 2005 was primarily due to an increase in related property and equipment.

          Operating Earnings. Operating earnings in the first quarter of fiscal 2005 were $11.9 million compared to $13.3 million in the first quarter of fiscal 2004. The decrease in operating earnings in the first quarter of fiscal 2005 was primarily due to higher SG&A.

          Interest Expense. Interest expense was $16.3 million in the first quarter of fiscal 2005 compared to $16.5 million in the first quarter of fiscal 2004. The decrease in interest expense in the first quarter of fiscal 2005 was primarily due to lower interest rates.

          Income Tax Benefit. The income tax benefit was $2.3 million in the first quarter of fiscal 2005 compared to $1.4 million in the first quarter of fiscal 2004 and was based on an effective tax rate of 52.3% in the first quarter of fiscal 2005 compared to 43.5% in the first quarter of fiscal 2004. The higher effective tax rate in the first quarter of fiscal 2005 was primarily due to the Work Opportunity Tax Credit (“WOTC”), which increased the tax benefit. The effective tax rate in the first quarter of fiscal 2004 did not include the WOTC due to its expiration on December 31, 2003. The WOTC was reinstated in September 2004, retroactive to January 1, 2004.

          Summary of Operations. The net loss was $2.1 million in the first quarter of fiscal 2005 compared to $1.8 million in the first quarter of fiscal 2004. The increase in the net loss in the first quarter of fiscal 2005 was primarily due to lower operating earnings and lower income tax benefits, partially offset by lower interest expenses.

Liquidity and Capital Resources

          Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Cash provided by (used for):
Operating activities	$14.1	$17.2
Investing activities	(6.7)	(24.1)
Financing activities	(5.7)	9.8

          The decrease in cash provided by operating activities in fiscal 2005 compared to fiscal 2004 was primarily due to lower cash provided by operating assets and liabilities. The decrease in cash used for investing activities in fiscal 2005 compared to fiscal 2004 was due to lower capital expenditures, partially offset by lower proceeds from the sale of real estate. The decrease in cash provided by financing activities in fiscal 2005 compared to fiscal 2004 was primarily due to lower net borrowings under the Working Capital Facility (see Debt Service and Liquidity below).

          Debt Service and Liquidity. On October 1, 2004, we entered into the Credit Agreement which amended and restated the 2000 Credit Agreement. The proceeds from the Credit Agreement were used to completely repay the outstanding balance under the 2000 Credit Agreement. As of April 30, 2005, borrowings under the Term Loan and the Working Capital Facility were $70.0 million and $32.6 million, respectively, and outstanding letters of credit were $67.3 million with borrowing availability under the Credit Agreement at $80.1 million. As of June 2, 2005, borrowings under the Term Loan and the Working Capital Facility were $70.0 million and $23.0 million, respectively, and outstanding letters of credit were $81.2 million with borrowing availability under the Credit Agreement at $75.8 million. Pursuant to the Credit Agreement, there are three financial covenants: minimum annual consolidated EBITDA of $135 million, minimum inventory of $150 million and maximum annual cash capital expenditures of $110 million. In addition, the Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control.

          We were in compliance with all Credit Agreement covenants as of April 30, 2005. We believe that cash flows generated from operations, supplemented by the unused borrowing capacity under the Credit Agreement and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations are lower in fiscal 2005 and beyond, we may need to adjust our future cash capital expenditure program.

          There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture relating to the Senior Subordinated Notes that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

          Borrowings under the Working Capital Facility and the Term Loan bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.5% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 2.0%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 4.8% during the first quarter of fiscal 2005.

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

          We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The Indenture contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. We were in compliance with all Senior Subordinated Notes covenants as of April 30, 2005.

          Capital Expenditures. Capital expenditures in the first quarter of fiscal 2005, including technology investments, were $6.7 million compared to $35.4 million in the first quarter of fiscal 2004. During the first quarter of fiscal 2005, we renovated one store and closed one store. During the remainder of fiscal 2005, we expect to open two new stores, close one store and complete seven store renovations. One of the new stores is a replacement for the store being closed. Capital expenditures for fiscal 2005, including property acquired under capital leases and technology investments, are expected to be approximately $67 million.

Critical Accounting Policies

          Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 29, 2005 are those that depend most heavily on these judgments and estimates. As of April 30, 2005, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncement

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The proforma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The effective date of this statement was deferred until the beginning of the annual reporting period that begins after June 15, 2005, i.e., for the Company’s first quarterly reporting period ending April 29, 2006. As a result, the Company will adopt this statement in fiscal 2006. The Company currently measures compensation costs related to share-based payments under APB No. 25, as allowed by SFAS No. 123, and provides the required disclosure in the notes to financial statements. This statement provides for two transition alternatives: modified-prospective transition or modified-retrospective transition. The Company is currently evaluating the transition alternatives and the impact on the Company’s financial statements.

Forward-Looking Information

          This report contains both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiatives, the ability to borrow funds under our credit facility, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words “anticipate”, “believe”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “project”, “will” and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results.

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

          For a discussion of these factors, see Item 1 – Business – Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the year ended January 29, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on April 30, 2005. The interest rate in effect on all borrowings under our Term Loan was 4.8% during the first quarter of fiscal 2005. A 1% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of April 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

     In the first quarter of fiscal 2005, the Company remediated a material weakness in internal controls over financial reporting, which was reported in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, by implementing a more extensive analysis and review over the accounting for book overdrafts.

     There has been no other change during the Company’s fiscal quarter ended April 30, 2005 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Part II. Other Information

Item 6. Exhibits.

31.1	Form of CEO Certification, filed herewith.

31.2	Form of CFO Certification, filed herewith.

32.1	Certification of Eileen R. Scott, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Date: June 8, 2005