Form 10-Q
period 2005-07-30
PATHMARK STORES INC
filed 2005-09-08
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended July 30, 2005
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                        No ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒                        No ☐

        As of August 26, 2005, 50,078,392 shares of the Common Stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Sales	$1,000.7	$1,011.7	$2,003.2	$2,001.8
Cost of goods sold	(714.8)	(728.0)	(1,432.3)	(1,438.7)

Gross profit	285.9	283.7	570.9	563.1
Selling, general and administrative expenses	(254.9)	(248.2)	(505.8)	(492.8)
Depreciation and amortization	(22.3)	(21.5)	(44.5)	(43.0)

Operating earnings	8.7	14.0	20.6	27.3
Interest expense, net	(18.2)	(16.3)	(34.5)	(32.8)

Loss before income taxes	(9.5)	(2.3)	(13.9)	(5.5)
Income tax benefit	4.4	0.7	6.7	2.1

Net loss	$(5.1)	$(1.6)	$(7.2)	$(3.4)

Weighted average number of shares outstanding – basic and diluted	41.5	30.1	35.8	30.1

Net loss per share – basic and diluted	$(0.12)	$(0.05)	$(0.20)	$(0.11)

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	(Unaudited) July 30, 2005	January 29, 2005
ASSETS
Current assets
Cash and cash equivalents	$135.4	$42.6
Accounts receivable, net	19.7	19.9
Merchandise inventories	188.3	182.2
Due from suppliers	65.1	74.7
Other current assets	28.9	21.4

Total current assets	437.4	340.8
Property and equipment, net	547.3	575.0
Goodwill	144.7	144.7
Other noncurrent assets	195.8	192.9

Total assets	$1,325.2	$1,253.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$115.7	$102.1
Current maturities of long-term debt	0.7	36.6
Current portion of lease obligations	14.3	15.1
Accrued expenses and other current liabilities	163.9	160.3

Total current liabilities	294.6	314.1
Long-term debt	424.2	444.6
Long-term lease obligations	172.5	178.3
Deferred income taxes	63.9	72.0
Other noncurrent liabilities	173.7	179.2

Total liabilities	1,128.9	1,188.2

Stockholders’ equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.5	0.3
Authorized: 100,000,000 shares; issued: 50,172,292 shares
at July 30, 2005 and 30,099,510 shares at January 29, 2005
Common stock warrants	69.7	60.0
Paid-in capital	735.6	607.9
Accumulated deficit	(605.5)	(598.3)
Accumulated other comprehensive loss	(4.0)	(4.0)
Treasury stock, at cost: 28,318 shares at January 29, 2005	—	(0.7)

Total stockholders’ equity	196.3	65.2

Total liabilities and stockholders’ equity	$1,325.2	$1,253.4

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	26 Weeks Ended
	July 30, 2005	July 31, 2004
Operating Activities
Net loss	$(7.2)	$(3.4)
Adjustments to reconcile the net loss to cash provided by operating activities:
Depreciation and amortization	44.5	43.0
Amortization of deferred financing costs	0.7	1.0
Deferred income tax benefit	(8.4)	(3.9)
Loss on mortgage debt extinguishment	2.8	—
Gain on sale of real estate	—	(1.2)
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	0.2	1.7
Merchandise inventories	(6.1)	(4.0)
Due from suppliers	9.6	17.9
Other current assets	(7.5)	(0.5)
Noncurrent assets	(4.5)	(4.2)
Accounts payable	13.6	2.2
Accrued expenses and other current liabilities	3.9	(2.2)
Noncurrent liabilities	(5.6)	(9.1)

Cash provided by operating activities	36.0	37.3

Investing Activities
Capital expenditures, including technology investments	(15.4)	(44.9)
Acquisition of Community Supermarket Corporation	—	(4.5)
Proceeds from the sale of real estate	—	2.5

Cash used for investing activities	(15.4)	(46.9)

Financing Activities
Proceeds from issuance of common stock and common stock warrants, net of expenses	137.5	—
Borrowings under (repayments of) the working capital facility, net	(34.4)	21.1
Mortgage debt repayments and extinguishment	(23.8)	—
Repayments of capital lease obligations	(6.6)	(7.6)
Repayments of other debt, net	(0.6)	(2.1)
Proceeds from exercise of stock options	0.6	—
Deferred financing costs	(0.5)	—

Cash provided by financing activities	72.2	11.4

Increase in cash and cash equivalents	92.8	1.8
Cash and cash equivalents at beginning of period	42.6	8.9

Cash and cash equivalents at end of period	$135.4	$10.7

Supplemental Disclosures of Cash Flow Information
Interest paid	$32.9	$31.0

Income taxes paid	$2.6	$3.2

Non-cash Investing and Financing Activities
Capital lease obligations incurred	$—	$15.1

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Preferred Stock	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 31, 2004	$—	$0.3	$60.0	$607.9	$(289.7)	$(2.8)	$(0.7)	$375.0

Net loss	—	—	—	—	(308.6)	—	—	(308.6)
Minimum pension liability, net of tax	—	—	—	—	—	(1.2)	—	(1.2)

Total comprehensive loss	—	—	—	—	(308.6)	(1.2)	—	(309.8)

Balance, January 29, 2005	—	0.3	60.0	607.9	(598.3)	(4.0)	(0.7)	65.2

Net loss/comprehensive loss	—	—	—	—	(7.2)	—	—	(7.2)
Issuance of common stock and common stock warrants, net of expenses	—	0.2	9.7	127.6	—	—	—	137.5
Exercise of stock options	—	—	—	(0.1)	—	—	0.7	0.6
Tax benefit related to stock-based compensation	—	—	—	0.2	—	—	—	0.2

Balance, July 30, 2005 (unaudited)	$—	$0.5	$69.7	$735.6	$(605.5)	$(4.0)	$—	$196.3

See notes to financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

     Business. Pathmark Stores, Inc. (the “Company” or “Pathmark”) operated 142 supermarkets as of July 30, 2005, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

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

Note 2. Yucaipa Investment

     On June 9, 2005, the Company, pursuant to a securities purchase agreement dated as of March 23, 2005 (the “Purchase Agreement”), among the Company, the Yucaipa Companies LLC (“Yucaipa”) and certain investment funds affiliated with Yucaipa (the “Investors”), issued to the Investors: (i) 20,000,000 shares (the “Shares”) of the common stock, par value $0.01 per share, of Pathmark (the “Common Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase 10,060,000 shares of Common Stock at an exercise price of $8.50 per share, and (iii) Series B warrants (the “Series B Warrants”) to purchase 15,046,350 shares of Common Stock at an exercise price of $15.00 per share (the Shares, the Series A Warrants and the Series B Warrants are collectively referred to as the “Purchased Securities”) for an aggregate purchase price of $150 million in cash. When issued, the shares represented 39.8% of the outstanding Common Stock. Upon issuance, the Series A Warrants and the Series B Warrants will represent approximately 9.9% and 10.0%, respectively, of the outstanding Common Stock. At the closing of the Purchase Agreement, the Company and the Investors entered into a stockholders’ agreement, pursuant to which the board of directors of the Company (the “Board”) consists of 11 directors, six independent directors (the “Independent Directors”), who were the independent directors on the Board prior to closing, and five directors designated by the Investors. The Independent Directors have the right to nominate their successors and the Investors have the right to designate one less than a majority of the Board.

     The Company received $137.5 million for the Purchased Securities, net of $12.5 million of costs directly attributable to the offering, including a closing fee and transaction expenses of $6.2 million paid to Yucaipa. At closing, the Company used $40.3 million of the net proceeds to pay down its Working Capital Facility borrowings and subsequently used $23.3 million to defease its mortgage borrowings, including a redemption premium of $2.3 million. The remaining net proceeds were invested in short-term cash investments and will be used for general corporate purposes, including capital expenditures.

Note 3. Related-Party Transaction

     Concurrently with the execution of the Purchase Agreement, the Company and Yucaipa entered into a Management Services Agreement (the “MSA”). The MSA became effective on June 9, 2005 upon the closing of the Purchase Agreement. Pursuant to the MSA, Yucaipa will provide certain business and financial advice and management services to the Company in connection with the operation of its business. For such services, the Company will pay Yucaipa an annual fee of $3.0 million, payable monthly, and reimburse Yucaipa for expenses of up to $0.5 million per annum. Michael Duckworth and Ira Tochner, two directors of the Company designated by the Investors, are partners at Yucaipa.

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 4. Stock-Based Compensation

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

     The following proforma disclosure illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (in millions, except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net loss, as reported	$(5.1)	$(1.6)	$(7.2)	$(3.4)
Add: stock-based employee compensation expense included
in reported net loss, net of related tax effect	0.1	—	0.1	—
Less: stock-based compensation expense, net of related tax effect	(2.8)	(0.9)	(3.6)	(2.0)

Net loss, proforma	$(7.8)	$(2.5)	$(10.7)	$(5.4)

Weighted average number of shares outstanding – basic and diluted	41.5	30.1	35.8	30.1

Net loss per share – basic and diluted, as reported	$(0.12)	$(0.05)	$(0.20)	$(0.11)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	—	—	—	—
Less: stock-based compensation expense, net of related tax effect	(0.07)	(0.03)	(0.10)	(0.07)

Net loss per share – basic and diluted, proforma	$(0.19)	$(0.08)	$(0.30)	$(0.18)

     For purposes of the proforma disclosures, the estimated fair value of the options issued is assumed to be expensed over the options’ vesting period. Due to the Yucaipa Investment (see Note 2), the Investors own 39.8% of the outstanding Common Stock. Under the terms of both the 2000 Employee Equity Plan (the “EEP”) and the 2000 Non-Employee Directors’ Equity Plan (the “DEP”), the purchase by the Investors of the Shares constituted a change in control (“Change in Control”), whereby all unvested awards in the form of stock options became vested immediately prior to the Change in Control, except as described below. As a result of the Change in Control, the proforma net loss for the 13 weeks and the 26 weeks ended July 30, 2005 include a stock-based compensation expense of $2.5 million, net of taxes.

     On June 9, 2005, the Company awarded 229,000 nonqualified stock options and 171,850 restricted stock units payable in shares of Common Stock to various officers and other employees pursuant to the EEP. The stock options have an exercise price of $8.60 per share (the fair market value on the award date), have a term of ten years and vest pro rata over a four-year period commencing on the first anniversary of the award date. The restricted stock units had a market value at date of grant of $1.5 million, which is being amortized as compensation expense over the four-year vesting period. Neither the stock options nor the restricted stock units awarded on June 9, 2005 were subject to immediate vesting in connection with the Change in Control.

     The Company will adopt SFAS No. 123 (revised 2004), “Share-Based Payment,” effective with the first quarter reporting period ending April 29, 2006 (see New Accounting Pronouncements in Item 2).

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 5. Cash and Cash Equivalents

     Cash and cash equivalents are comprised of the following:

	July 30, 2005	January 29, 2005
Cash	$48.6	$42.6
Cash equivalents	86.8	—

Cash and cash equivalents	$135.4	$42.6

     Cash equivalents represent highly liquid investments with a maturity of three months or less when purchased. At July 30, 2005 and January 29, 2005, net book overdrafts of $27.1 million and $20.6 million, respectively, were classified as accounts payable.

Note 6. Long-Term Debt

     Long-term debt is comprised of the following (in millions):

	July 30, 2005	January 29, 2005
Senior subordinated notes	$353.1	$353.4
Term loan	70.0	70.0
Working capital facility	—	34.4
Mortgages	—	21.0
Other debt	1.8	2.4

Total debt	424.9	481.2
Less: current maturities and the working capital facility	(0.7)	(36.6)

Long-term debt	$424.2	$444.6

     The Company has outstanding $350 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”), including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our Common Stock. The Company was in compliance with all related covenants as of July 30, 2005.

     On October 1, 2004, the Company entered into an amended and restated $250 million senior secured credit facility (the “Secured Facility”) with a group of lenders led by Fleet Retail Group, a Bank of America company. On June 6, 2005, the Company entered into a first amendment (“the First Amendment”) to the Secured Facility which became effective on June 9, 2005 (the Secured Facility and First Amendment are hereinafter collectively referred to as the “Credit Agreement”). The Credit Agreement expires on October 1, 2009 and consists of a $180 million revolving working capital facility, including letters of credit (the “Working Capital Facility”) and a $70 million term loan (the “Term Loan”).

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 6. Long-Term Debt – (Continued)

     The First Amendment provides that the sale of the Purchased Securities to the Investors did not constitute a Change of Control or a prohibited asset sale and that the Company was not required to use the net proceeds thereof to prepay amounts under the Credit Agreement. The First Amendment also provides that (1) the Company may, from time to time, request the issuance of letters of credit, up to an aggregate of $150 million, an increase of $25 million, (2) the Working Capital Facility be increased by an additional $25 million, subject to certain conditions, and (3) the Company may repay and subsequently reborrow any portion of the Term Loan, subject to certain conditions. The First Amendment eliminated the requirement that the Company maintain a minimum Consolidated EBITDA. This covenant was replaced with a covenant providing that the Company maintain a ratio of Credit Extensions to Consolidated EBITDA at or below 1.9:1.0 (calculated on a trailing four-fiscal-quarters basis). Under the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder and the amount of outstanding letters of credit. The definition of Consolidated EBITDA was also amended in the First Agreement to include, as an addback to Consolidated Net Income (as defined in the Credit Agreement), (i) all fees and expenses payable by the Company to Yucaipa on the closing date, (ii) any other fees payable under the MSA, by and between the Company and Yucaipa, and (iii) fees and expenses (up to $2.5 million) incurred by the Company in the last quarter of fiscal 2004 and in the first six months of fiscal 2005 in connection with the Company’s review of strategic alternatives. Additionally, the amount of cash capital expenditures in a fiscal year was increased from $110 million to the lesser of $150 million or an amount equal to the Company’s Consolidated EBITDA in the immediate preceding fiscal year plus any unused cash capital expenditures in the immediate preceding fiscal year up to a maximum of $20 million. The minimum inventory level covenant of $150 million remains in effect. The Company was in compliance with all Credit Agreement covenants as of July 30, 2005.

     Interest on borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average availability under the Credit Agreement, and at July 30, 2005, was at LIBOR plus 1.75%.

     There are no credit agency ratings-related triggers in either the Indenture or the Credit Agreement that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

     The Company used a portion of the net proceeds from the issuance of the Purchased Securities to pay down its Working Capital Facility borrowings and defease its mortgage borrowings.

Note 7. Interest Expense, Net

     Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Senior subordinated notes	$7.6	$7.6	$15.3	$15.3
Term loan	0.9	0.7	1.7	1.3
Working capital facility	0.3	0.5	0.8	1.0
Mortgages	0.2	0.4	0.6	0.8
Mortgage debt extinguishment (a)	2.8	—	2.8	—
Lease obligations	4.8	5.0	9.6	10.1
Amortization of deferred financing costs	0.3	0.5	0.7	1.0
Interest income	(0.4)	—	(0.5)	—
Capitalized interest	(0.1)	(0.3)	(0.1)	(0.5)
Other	1.8	1.9	3.6	3.8

Interest expense, net	$18.2	$16.3	$34.5	$32.8

(a)	The mortgage debt extinguishment of $2.8 million includes a redemption premium of $2.3 million and the write off of financing costs of $0.5 million.

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 8. Benefits

     The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

     Pension Benefits:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$0.9	$0.9	$1.8	$1.7
Interest cost	3.2	3.1	6.3	6.1
Expected return on plan assets	(5.7)	(5.6)	(11.5)	(11.2)
Amortization of prior service costs	—	—	0.1	0.1
Amortization of losses	1.0	0.7	2.0	1.4

Net periodic benefit cost reduction	$(0.6)	$(0.9)	$(1.3)	$(1.9)

     Other Postretirement Benefits:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.4	0.5	0.9	0.9
Amortization of prior service costs	(0.3)	—	(0.5)	—
Amortization of losses	0.4	0.2	0.7	0.4

Net periodic benefit cost	$0.7	$0.9	$1.5	$1.7

Note 9. Capital Stock

     Preferred Stock. As of July 30, 2005 and January 29, 2005, there were 5,000,000 shares of preferred stock authorized of which none are issued and outstanding.

     Common Stock. As of July 30, 2005 and January 29, 2005, there were 100,000,000 shares authorized of $0.01 par value Common Stock.

     The following table summarizes the change in the number of shares of Common Stock:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance, January 29, 2005	30,099,510	(28,318)	30,071,192
Issuance of common stock (see Note 2)	20,000,000	—	20,000,000
Stock options exercised	72,782	28,318	101,100

Balance, July 30, 2005	50,172,292	—	50,172,292

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 9. Capital Stock – (Continued)

     Shares of Common Stock are subject to dilution from (1) the issuance of new shares of Common Stock, (2) the exercise of Common Stock warrants, and (3) the exercise of any options to purchase Common Stock issued pursuant to the EEP and DEP.

     Common Stock Warrants. As of July 30, 2005, warrants to purchase 5,294,118 shares of Common Stock at $22.31 per share were outstanding and expire on September 19, 2010, Series A Warrants to purchase 10,060,000 shares of Common Stock at $8.50 per share were outstanding and expire on June 9, 2008 and Series B Warrants to purchase 15,046,350 shares of Common Stock at $15.00 per share were outstanding and expire on June 9, 2015. The Series A Warrants and Series B Warrants were issued under the Purchase Agreement (see Note 2).

Note 10. Commitments and Contingencies

     Contingencies. On June 15, 2005, Rick Hartman filed in the United States District Court for the District of Delaware a purported class action complaint (the “Complaint”) against the Company and its directors (the “Individual Defendants” the Company and the Individual Defendants hereinafter collectively referred to as the “Defendants”). The Complaint asserts on behalf of a purported class of stockholders of the Company a claim against the Defendants for issuing a proxy statement in connection with the Purchase Agreement, that was allegedly materially false and misleading. The Complaint additionally asserts a claim against the Individual Defendants for alleged breach of fiduciary duties in connection with the Purchase Agreement. The Complaint seeks an award of damages for the alleged wrongs asserted in the Complaint. The lawsuit is in its preliminary stage. On August 19, 2005, the Defendants filed a motion to dismiss the Complaint. The Company believes that the lawsuit is without merit and intends to defend vigorously against it.

     Guarantees. In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of July 30, 2005, 64 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $102 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of July 30, 2005 of $2.6 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with Assigned Leases.

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 11. Consolidating Financial Information

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

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended July 30, 2005
Sales	$1,000.7	$579.5	$—	$(579.5)	$1,000.7
Cost of goods sold	(714.8)	(579.5)	—	579.5	(714.8)

Gross profit	285.9	—	—	—	285.9
Selling, general and administrative expenses	(257.4)	1.6	0.9	—	(254.9)
Depreciation and amortization	(20.7)	(1.3)	(0.3)	—	(22.3)

Operating earnings	7.8	0.3	0.6	—	8.7
Interest expense, net	(14.9)	(0.2)	(3.1)	—	(18.2)
Equity in loss of subsidiaries	(2.4)	—	—	2.4	—

Earnings (loss) before income taxes	(9.5)	0.1	(2.5)	2.4	(9.5)
Income tax benefit	4.4	—	—	—	4.4

Net earnings (loss)	$(5.1)	$0.1	$(2.5)	$2.4	$(5.1)

For the 13 Weeks Ended July 31, 2004
Sales	$1,011.7	$586.5	$—	$(586.5)	$1,011.7
Cost of goods sold	(725.8)	(588.7)	—	586.5	(728.0)

Gross profit (loss)	285.9	(2.2)	—	—	283.7
Selling, general and administrative expenses	(250.6)	1.5	0.9	—	(248.2)
Depreciation and amortization	(19.6)	(1.5)	(0.4)	—	(21.5)

Operating earnings (loss)	15.7	(2.2)	0.5	—	14.0
Interest expense, net	(15.7)	(0.2)	(0.4)	—	(16.3)
Equity in loss of subsidiaries	(2.3)	—	—	2.3	—

Earnings (loss) before income taxes	(2.3)	(2.4)	0.1	2.3	(2.3)
Income tax benefit	0.7	—	—	—	0.7

Net earnings (loss)	$(1.6)	$(2.4)	$0.1	$2.3	$(1.6)

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 11. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 26 Weeks Ended July 30, 2005
Sales	$2,003.2	$1,186.9	$—	$(1,186.9)	$2,003.2
Cost of goods sold	(1,432.3)	(1,186.9)	—	1,186.9	(1,432.3)

Gross profit	570.9	—	—	—	570.9
Selling, general and administrative expenses	(511.0)	3.3	1.9	—	(505.8)
Depreciation and amortization	(41.1)	(2.7)	(0.7)	—	(44.5)

Operating earnings	18.8	0.6	1.2	—	20.6
Interest expense, net	(30.6)	(0.4)	(3.5)	—	(34.5)
Equity in loss of subsidiaries	(2.1)	—	—	2.1	—

Earnings (loss) before income taxes	(13.9)	0.2	(2.3)	2.1	(13.9)
Income tax benefit	6.7	—	—	—	6.7

Net earnings (loss)	$(7.2)	$0.2	$(2.3)	$2.1	$(7.2)

For the 26 Weeks Ended July 31, 2004
Sales	$2,001.8	$1,188.3	$—	$(1,188.3)	$2,001.8
Cost of goods sold	(1,437.2)	(1,189.8)	—	1,188.3	(1,438.7)

Gross profit (loss)	564.6	(1.5)	—	—	563.1
Selling, general and administrative expenses	(497.7)	3.1	1.8	—	(492.8)
Depreciation and amortization	(38.9)	(3.4)	(0.7)	—	(43.0)

Operating earnings (loss)	28.0	(1.8)	1.1	—	27.3
Interest expense, net	(31.6)	(0.4)	(0.8)	—	(32.8)
Equity in loss of subsidiaries	(1.9)	—	—	1.9	—

Earnings (loss) before income taxes	(5.5)	(2.2)	0.3	1.9	(5.5)
Income tax benefit	2.1	—	—	—	2.1

Net earnings (loss)	$(3.4)	$(2.2)	$0.3	$1.9	$(3.4)

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 11. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of July 30, 2005
Merchandise inventories	$164.1	$24.2	$—	$—	$188.3
Other current assets	244.8	3.4	0.9	—	249.1

Total current assets	408.9	27.6	0.9	—	437.4
Property and equipment, net	462.5	55.5	29.3	—	547.3
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	78.0	—	—	(78.0)	—
Other noncurrent assets	195.8	—	—	—	195.8

Total assets	$1,289.9	$83.1	$30.2	$(78.0)	$1,325.2

Accounts payable	$103.1	$12.6	$—	$—	$115.7
Other current liabilities	177.3	1.4	0.2	—	178.9

Total current liabilities	280.4	14.0	0.2	—	294.6
Long-term debt	424.2	—	—	—	424.2
Long-term lease obligations	164.0	8.5	—	—	172.5
Other noncurrent liabilities	225.0	12.6	—	—	237.6

Total liabilities	1,093.6	35.1	0.2	—	1,128.9
Stockholders’ equity	196.3	48.0	30.0	(78.0)	196.3

Total liabilities and stockholders’ equity	$1,289.9	$83.1	$30.2	$(78.0)	$1,325.2

As of January 29, 2005
Merchandise inventories	$159.8	$22.4	$—	$—	$182.2
Other current assets	154.6	3.4	0.6	—	158.6

Total current assets	314.4	25.8	0.6	—	340.8
Property and equipment, net	487.1	58.0	29.9	—	575.0
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	57.8	—	—	(57.8)	—
Other noncurrent assets	192.2	—	0.7	—	192.9

Total assets	$1,196.2	$83.8	$31.2	$(57.8)	$1,253.4

Accounts payable	$93.5	$8.6	$—	$—	$102.1
Other current liabilities	209.9	1.3	0.8	—	212.0

Total current liabilities	303.4	9.9	0.8	—	314.1
Long-term debt	424.2	—	20.4	—	444.6
Long-term lease obligations	169.6	8.7	—	—	178.3
Other noncurrent liabilities	233.8	17.4	—	—	251.2

Total liabilities	1,131.0	36.0	21.2	—	1,188.2
Stockholders’ equity	65.2	47.8	10.0	(57.8)	65.2

Total liabilities and stockholders’ equity	$1,196.2	$83.8	$31.2	$(57.8)	$1,253.4

Pathmark Stores, Inc.
Notes to Financial Statements (Unaudited) – (Continued)

Note 11. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 26 Weeks Ended July 30, 2005
Operating Activities
Cash provided by operating activities	$33.9	$0.2	$1.9	$—	$36.0

Investing Activities
Capital expenditures, including technology investments	(15.4)	—	—	—	(15.4)

Cash used for investing activities	(15.4)	—	—	—	(15.4)

Financing Activities
Proceeds from issuance of common stock and
common stock warrants, net of expenses	137.5	—	—	—	137.5
Repayments of the working capital facility, net	(34.4)	—	—	—	(34.4)
Mortgage debt repayments and extinguishment	—	—	(23.8)	—	(23.8)
Repayments of capital lease obligations	(6.4)	(0.2)	—	—	(6.6)
Repayments of other debt, net	(0.6)	—	—	—	(0.6)
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Deferred financing costs	(0.5)	—	—	—	(0.5)
Intercompany equity transactions	(22.3)	—	22.3	—	—

Cash provided by (used for) financing activities	73.9	(0.2)	(1.5)	—	72.2

Increase in cash and cash equivalents	92.4	—	0.4	—	92.8
Cash and cash equivalents at beginning at period	42.3	—	0.3	—	42.6

Cash and cash equivalents at end of period	$134.7	$—	$0.7	$—	$135.4

For the 26 Weeks Ended July 31, 2004
Operating Activities
Cash provided by operating activities	$33.9	$2.4	$1.0	$—	$37.3

Investing Activities
Capital expenditures, including technology investments	(43.5)	(0.4)	(1.0)	—	(44.9)
Acquisition of Community Supermarket Corporation	(4.5)	—	—	—	(4.5)
Proceeds from sale of real estate	2.5	—	—	—	2.5

Cash used for investing activities	(45.5)	(0.4)	(1.0)	—	(46.9)

Financing Activities
Borrowings under the working capital facility, net	21.1	—	—	—	21.1
Repayments of capital lease obligations	(5.6)	(2.0)	—	—	(7.6)
Repayments of other debt, net	(1.8)	—	(0.2)	—	(2.0)
Repayments of the term loan	(0.1)	—	—	—	(0.1)
Intercompany equity transactions	(0.3)	—	0.3	—	—

Cash provided by (used for) financing activities	13.3	(2.0)	0.1	—	11.4

Increase in cash	1.7	—	0.1	—	1.8
Cash at beginning of period	8.7	—	0.2	—	8.9

Cash at end of period	$10.4	$—	$0.3	$—	$10.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$1,000.7	100.0%	$1,011.7	100.0%	$2,003.2	100.0%	$2,001.8	100.0%

Gross profit	$285.9	28.6%	$283.7	28.0%	$570.9	28.5%	$563.1	28.1%
Selling, general and administrative expenses	(254.9)	(25.5)	(248.2)	(24.5)	(505.8)	(25.3)	(492.8)	(24.0)
Depreciation and amortization	(22.3)	(2.2)	(21.5)	(2.1)	(44.5)	(2.2)	(43.0)	(2.1)

Operating earnings	8.7	0.9	14.0	1.4	20.6	1.0	27.3	1.4
Interest expense, net	(18.2)	(1.8)	(16.3)	(1.6)	(34.5)	(1.7)	(32.8)	(1.6)

Loss before income taxes	(9.5)	(0.9)	(2.3)	(0.2)	(13.9)	(0.7)	(5.5)	(0.2)
Income tax benefit	4.4	0.4	0.7	—	6.7	0.3	2.1	—

Net loss	$(5.1)	(0.5)%	$(1.6)	(0.2)%	$(7.2)	(0.4)%	$(3.4)	(0.2)%

LIFO charge	$0.5		$0.3		$1.0		$0.5

     Sales. Sales in the second quarter of fiscal 2005 were $1,000.7 million, down 1.1% from $1,011.7 million in the second quarter of fiscal 2004. The sales decrease in the second quarter of fiscal 2005 was due to a 2.0% decrease in same-store sales (stores open the entire second quarter in both fiscal 2005 and fiscal 2004, including replacement stores) and a 0.4% decrease from closed stores, partially offset by a 1.3% increase from new stores. Sales in the second quarter of fiscal 2005 continued to be negatively affected by a decrease in customer traffic, in spite of an increase in average order size. Sales in the first six months of fiscal 2005 were $2,003.2 million, up 0.1% from $2,001.8 million in the first six months of fiscal 2004. The sales increase in the first six months of fiscal 2005 was due to a 1.5% increase from new stores, partially offset by a 0.9% decrease in same-store sales and a 0.5% decrease from closed stores. Sales in the first six months of fiscal 2005 benefited from an increase in average order size, but continued to be negatively affected by a decrease in customer traffic. The Company operated 142 stores at the end of the second quarters of fiscal 2005 and fiscal 2004.

     Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the second quarter of fiscal 2005 was $285.9 million or 28.6% of sales compared to $283.7 million or 28.0% of sales in the second quarter of fiscal 2004. The increase in gross profit dollars in the second quarter of fiscal 2005 was primarily due to higher gross margins and lower inventory shrink, partially offset by lower sales and higher logistic costs. Gross profit margin in the second quarter of fiscal 2005 increased by 0.6% over the second quarter of fiscal 2004 primarily due to improved departmental mix and lower inventory shrink. Gross profit in the first six months of fiscal 2005 was $570.9 million or 28.5% of sales compared to $563.1 million or 28.1% of sales in the first six months of fiscal 2004. The increase in gross profit dollars in the first six months of fiscal 2005 was primarily due to lower inventory shrink. The gross profit margin in the first six months of fiscal 2005 increased by 0.4% over the first six months of fiscal 2004, primarily due to improved departmental mix and lower inventory shrink.

     Selling, General and Administrative Expenses (“SG&A”). SG&A in the second quarter of fiscal 2005 was $254.9 million or 25.5% of sales compared to $248.2 million or 24.5% of sales in the second quarter of fiscal 2004. The increase in SG&A in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily due to (1) higher store labor expenses resulting from contractual increases, (2) higher supply and utility charges resulting from higher oil prices, and (3) higher rent and real estate taxes. SG&A in the first six months of fiscal 2005 was $505.8 million or 25.3% of sales compared to $492.8 million or 24.6% of sales in the first six months of fiscal 2004. SG&A in the first six months of fiscal 2005 included $1.1 million in expenses related to our review of strategic alternatives. SG&A in the first six months of fiscal 2004 included a $1.2 million gain from the disposition of real estate. Excluding the aforementioned items, SG&A in the first six months of fiscal 2005 increased by $10.7 million compared to the first six months of fiscal 2004 primarily due to (1) higher store labor expenses resulting from contractual increases, (2) higher supply and utility charges resulting from higher oil prices, and (3) higher rent and real estate taxes.

     Depreciation and Amortization. Depreciation and amortization in the second quarter of fiscal 2005 were $22.3 million compared to $21.5 million in the second quarter of fiscal 2004. Depreciation and amortization in the first six months of fiscal 2005 were $44.5 million compared to $43.0 million in the first six months of fiscal 2004. The increase in depreciation and amortization in the second quarter and in the first six months of fiscal 2005 was primarily due to an increase in related property and equipment.

     Operating Earnings. Operating earnings in the second quarter of fiscal 2005 were $8.7 million compared to $14.0 million in the second quarter of fiscal 2004. Operating earnings in the first six months of fiscal 2005 were $20.6 million compared to $27.3 million in the first six months of fiscal 2004. The decrease in operating earnings in the second quarter and in the first six months of fiscal 2005 was primarily due to higher SG&A.

     Interest Expense, Net. Interest expense was $18.2 million in the second quarter of fiscal 2005 compared to $16.3 million in the second quarter of fiscal 2004. Interest expense was $34.5 million in the first six months of fiscal 2005 compared to $32.8 million in the first six months of fiscal 2004. The increase in interest expense in the second quarter and in the first six months of fiscal 2005 was primarily due to the early extinguishment of debt charge of $2.8 million, partially offset by lower debt resulting from the Yucaipa investment.

     Income Tax Benefit. The income tax benefit was $4.4 million in the second quarter of fiscal 2005 compared to $0.7 million in the second quarter of fiscal 2004 and was based on an effective tax rate of 46.7% in the second quarter of fiscal 2005 compared to 30.0% in the second quarter of fiscal 2004. The income tax benefit was $6.7 million in the first six months of fiscal 2005 compared to $2.1 million in the first six months of fiscal 2004 and was based on an effective tax rate of 48.6% in the first six months of fiscal 2005 compared to 38.0% in the first six months of fiscal 2004. The higher effective tax rate in the second quarter and in the first six months of fiscal 2005 was primarily due to the Work Opportunity Tax Credit (“WOTC”), which increased the tax benefit. The effective tax rate in the second quarter and in the first six months of fiscal 2004 did not include the WOTC due to its expiration on December 31, 2003. The WOTC was reinstated in September 2004, retroactive to January 1, 2004.

     Summary of Operations. The net loss was $5.1 million in the second quarter of fiscal 2005 compared to $1.6 million in the second quarter of fiscal 2004. The net loss in the first six months of fiscal 2005 was $7.2 million compared to $3.4 in the first six months of fiscal 2004. The increase in the net loss in the second quarter and in the first six months of fiscal 2005 was primarily due to lower operating earnings and higher interest expense, primarily due to the early extinguishment of debt charge, partially offset by higher income tax benefits.

Liquidity and Capital Resources

     Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	26 Weeks Ended
	July 30, 2005	July 31, 2004
Cash provided by (used for):
Operating activities	$36.0	$37.3
Investing activities	(15.4)	(46.9)
Financing activities	72.2	11.4

     The decrease in cash provided by operating activities in fiscal 2005 compared to fiscal 2004 was primarily due to a higher net loss. The decrease in cash used for investing activities in fiscal 2005 compared to fiscal 2004 was due to lower capital expenditures, partially offset by lower proceeds from the sale of real estate. The increase in cash provided by financing activities in fiscal 2005 compared to fiscal 2004 was primarily due to the proceeds related to the issuance of the Purchased Securities, net of debt repayments (see Debt Service and Liquidity below).

     Debt Service and Liquidity. Our liquidity significantly improved on June 9, 2005, when pursuant to the Purchase Agreement, we issued the Purchased Securities to the Investors for an aggregate purchase price of $150 million in cash. We received $137.5 million for the Purchased Securities, net of $12.5 million of costs directly attributable to the offering. The Company used $40.3 million of the net proceeds to pay down its Working Capital Facility borrowings and $23.3 million to defease its mortgage borrowings. The remaining net proceeds were invested in short-term cash investments and will be used for general corporate purposes, including capital expenditures.

     Also, on June 9, 2005, the First Amendment to the Credit Agreement became effective. The First Amendment provides that the sale of the Purchased Securities to the Investors did not constitute a Change of Control or a prohibited asset sale and that we are not required to use the net proceeds thereof to prepay amounts under the Credit Agreement. The First Amendment also provides that (1) we may, from time to time, request the issuance of letters of credit, up to an aggregate of $150 million, an increase of $25 million, (2) the Working Capital Facility be increased by an additional $25 million, subject to certain conditions, and (3) we may repay and subsequently reborrow any portion of the Term Loan, subject to certain conditions. As of July 30, 2005, borrowings under the Term Loan were $70.0 million, there were no borrowings under the Working Capital Facility and outstanding letters of credit were $81.0 million with borrowing availability under the Credit Agreement of $99.0 million.

     The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control. The First Amendment eliminated the requirement that we maintain a minimum Consolidated EBITDA. This covenant was replaced with a covenant providing that we maintain a ratio of Credit Extensions to Consolidated EBITDA at or below 1.9:1.0 (calculated on a trailing four-fiscal-quarters basis). Under the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder and the amount of outstanding letters of credit. The definition of Consolidated EBITDA was also amended in the First Agreement to include, as an addback to Consolidated Net Income (as defined in the Credit Agreement), (i) all fees and expenses payable by us to Yucaipa on the closing date, (ii) any other fees payable under the MSA, by and between us and Yucaipa, and (iii) fees and expenses (up to $2.5 million) incurred by us in the last quarter of fiscal 2004 and in the first six months of fiscal 2005 in connection with our review of strategic alternatives. Additionally, the amount of cash capital expenditures in a fiscal year was increased from $110 million to the lesser of $150 million or an amount equal to our Consolidated EBITDA in the immediate preceding fiscal year plus any unused cash capital expenditures in the immediate preceding fiscal year up to a maximum of $20 million. The minimum inventory level covenant of $150 million remains in effect. We were in compliance with all Credit Agreement covenants as of July 30, 2005.

     We believe that cash flows generated from operations supplemented by the unused borrowing capacity under the Credit Agreement, the availability of capital lease financing and our cash and cash equivalents will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program.

     There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture relating to the Senior Subordinated Notes that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

     Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 5.0% during the first six months of fiscal 2005.

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

     We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The Indenture contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. We were in compliance with all Senior Subordinated Notes covenants as of July 30, 2005.

     Capital Expenditures. Capital expenditures in the second quarter of fiscal 2005, including technology investments, were $8.7 million compared to $29.1 million in the second quarter of fiscal 2004. Capital expenditures in the first six months of fiscal 2005, including technology investments, were $15.4 million compared to $64.5 million in the first six months of fiscal 2004. During the first six months of fiscal 2005, we renovated one store and closed one store. During the remainder of fiscal 2005, we expect to open two new stores, close one store and complete seven store renovations. One of the new stores is a replacement for the store being closed. Capital expenditures for fiscal 2005, including property acquired under capital leases and technology investments, are expected to be approximately $75 million.

Critical Accounting Policies

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 29, 2005 are those that depend most heavily on these judgments and estimates. As of July 30, 2005, there have been no material changes to any of the critical accounting policies contained therein.

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

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changed the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period’s financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are required to be adopted effective with the Company’s first quarterly reporting period in fiscal 2006. The Company does not expect that the adoption of this statement will have an impact on its financial position or results of operations.

     In June 2005, the FASB ratified the recommendation of the staff of the Emerging Issues Task Force (the “EITF”) on EITF Issue No. 05-3, “Accounting for Rental Costs Incurred During the Construction Period” that an entity may not capitalize rental costs associated with either ground or building operating leases that are incurred during the construction period. The guidance in this issue is effective for the Company’s fourth quarterly reporting period ending January 28, 2006 and its adoption is not expected to have any impact on the Company’s financial position or results of operations.

     In June 2005, the EITF reached a consensus on EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.” This issue states that leasehold improvements acquired in a business combination and leasehold improvements purchased significantly after, and not contemplated at the beginning of the lease term, should both be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition. The guidance in this issue is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005, i.e., for the Company’s third quarterly reporting period ending October 29, 2005. The Company’s accounting policies already reflect adoption of this guidance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on July 30, 2005. The interest rate in effect on all borrowings under our Term Loan was 5.0% during the first six months of fiscal 2005. A 1% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of July 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 30, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

     In the first quarter of fiscal 2005, the Company remediated a material weakness in internal controls over financial reporting, which was reported in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, by implementing a more extensive analysis and review over the accounting for book overdrafts.

     There has been no other change during the Company’s fiscal quarter ended July 30, 2005 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On June 15, 2005, Rick Hartman filed in the United States District Court for the District of Delaware the Complaint against the Company and the Individual Defendants. The Complaint asserts on behalf of a purported class of stockholders of the Company a claim against the Defendants for issuing a proxy statement in connection with the Purchase Agreement, that was allegedly materially false and misleading. The Complaint additionally asserts a claim against the Individual Defendants for alleged breach of fiduciary duties in connection with the Purchase Agreement. The Complaint seeks an award of damages for the alleged wrongs asserted in the Complaint. The lawsuit is in its preliminary stage. On August 19, 2005, the Defendants filed a motion to dismiss the Complaint. The Company believes that the lawsuit is without merit and intends to defend vigorously against it.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held a special meeting of shareholders on June 9, 2005.

(b)	Not applicable.

(c)	Results of votes of security holders.

     Approval to issue to the Investors, for an aggregate cash purchase price of $150 million:

  20,000,000 shares of Common Stock, par value $0.01 per share;
  Series A Warrants to purchase 10,060,000 shares of Common Stock at an exercise price of $8.50 per share; and
  Series B Warrants to purchase 15,046,350 shares of Common Stock at an exercise price of $15.00 per share.
For	Against	Abstain	Total
18,230,213	3,655,746	8,919	21,894,878

Item 6. Exhibits.

31.1	Form of CEO Certification, filed herewith.

31.2	Form of CFO Certification, filed herewith.

32.1	Certification of John T. Standley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Date: September 8, 2005