Form 10-Q
period 2005-10-29
PATHMARK STORES INC
filed 2005-12-02
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended October 29, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-05287

PATHMARK STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2879612 (I.R.S. Employer Identification No.)
200 Milik Street Carteret, New Jersey (Address of principal executive office)	07008 (Zip Code)
(732) 499-3000 (Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☒                        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                        No ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

        As of November 25, 2005, 51,572,592 shares of Common Stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Sales	$980.5	$979.9	$2,983.7	$2,981.7
Cost of goods sold	(707.3)	(702.7)	(2,139.6)	(2,141.4)

Gross profit	273.2	277.2	844.1	840.3
Selling, general and administrative expenses	(264.1)	(245.8)	(769.9)	(738.6)
Depreciation and amortization	(22.5)	(21.6)	(67.0)	(64.6)

Operating earnings (loss)	(13.4)	9.8	7.2	37.1
Interest expense, net	(15.0)	(18.0)	(49.5)	(50.8)

Loss before income taxes	(28.4)	(8.2)	(42.3)	(13.7)
Income tax benefit	10.1	4.6	16.8	6.7

Net loss	$(18.3)	$(3.6)	$(25.5)	$(7.0)

Weighted average number of shares outstanding – basic and diluted	50.7	30.1	40.8	30.1

Net loss per share – basic and diluted	$(0.36)	$(0.12)	$(0.62)	$(0.23)

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share amounts)

	October 29, 2005	January 29, 2005
ASSETS
Current assets
Cash and cash equivalents	$74.7	$42.6
Marketable securities	9.0	—
Accounts receivable, net	20.4	19.9
Merchandise inventories	203.3	182.2
Due from suppliers	66.0	74.7
Other current assets	24.4	21.4

Total current assets	397.8	340.8
Property and equipment, net	554.6	575.0
Goodwill	144.7	144.7
Other noncurrent assets	193.0	192.9

Total assets	$1,290.1	$1,253.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$115.1	$102.1
Current maturities of long-term debt	2.9	36.6
Current portion of lease obligations	13.1	15.1
Accrued expenses and other current liabilities	158.1	160.3

Total current liabilities	289.2	314.1
Long-term debt	424.0	444.6
Long-term lease obligations	170.5	178.3
Deferred income taxes	51.4	72.0
Other noncurrent liabilities	170.7	179.2

Total liabilities	1,105.8	1,188.2

Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.5	0.3
Authorized: 100,000,000 shares; issued: 51,466,893 shares at October 29, 2005 and 30,099,510 shares at January 29, 2005
Common stock warrants	69.7	60.0
Paid-in capital	748.3	607.9
Accumulated deficit	(623.8)	(598.3)
Accumulated other comprehensive loss	(4.0)	(4.0)
Unearned restricted stock compensation	(6.4)	—
Treasury stock, at cost: 28,318 shares at January 29, 2005	—	(0.7)

Total stockholders' equity	184.3	65.2

Total liabilities and stockholders' equity	$1,290.1	$1,253.4

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	39 Weeks Ended
	October 29, 2005	Restated (see Note 6)October 30, 2004
Operating Activities
Net loss	$(25.5)	$(7.0)
Adjustments to reconcile the net loss to cash provided by operating activities:
Depreciation and amortization	67.0	64.6
Amortization and write off of deferred financing costs	1.1	3.0
Amortization of unearned restricted stock compensation	0.6	—
Deferred income tax benefit	(19.0)	(9.4)
Tax benefit related to stock-based compensation	2.0	—
Loss on mortgage debt extinguishment	2.8	—
Gain on sale of real estate	—	(1.5)
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	(0.5)	1.1
Merchandise inventories	(21.1)	(15.5)
Due from suppliers	8.7	15.7
Other current assets	(3.0)	(3.0)
Noncurrent assets	(4.1)	(3.5)
Accounts payable	8.9	38.1
Accrued expenses and other current liabilities	(3.8)	(12.9)
Noncurrent liabilities	(8.4)	(12.4)

Cash provided by operating activities	5.7	57.3

Investing Activities
Cash capital expenditures, including technology investments	(39.6)	(79.4)
Purchases of marketable securities	(9.0)	—
Proceeds from the sale of real estate	—	6.3
Acquisition of Community Supermarket Corporation	—	(4.5)

Cash used for investing activities	(48.6)	(77.6)

Financing Activities
Proceeds from issuance of common stock and common stock warrants, net of expenses	137.5	—
Borrowings under (repayments of) the working capital facility, net	(34.4)	45.6
Mortgage debt repayments and extinguishment	(23.8)	(0.4)
Repayments of capital lease obligations	(9.8)	(10.9)
Proceeds from exercise of stock options	4.5	—
Borrowings (repayments) of other debt, net	1.5	(0.3)
Deferred financing costs	(0.5)	(5.1)
Borrowings under the term loan, net	—	24.2

Cash provided by financing activities	75.0	53.1

Increase in cash and cash equivalents	32.1	32.8
Cash and cash equivalents at beginning of period	42.6	8.9

Cash and cash equivalents at end of period	$74.7	$41.7

Supplemental Disclosures of Cash Flow Information
Interest paid	$57.9	$56.7

Income taxes paid	$2.6	$3.3

Non-Cash Investing Activity
Capital lease obligations incurred	$0.1	$15.3

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Preferred Stock	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Unearned Restricted Stock Compensation	Treasury Stock	Total Stockholders’ Equity
Balance, January 29, 2005	$—	$0.3	$60.0	$607.9	$(598.3)	$(4.0)	$—	$(0.7)	$65.2
Net loss and comprehensive loss	—	—	—	—	(25.5)	—	—	—	(25.5)
Issuance of common stock
and common stock
warrants, net of expenses	—	0.2	9.7	127.6	—	—	—	—	137.5
Exercise of stock options	—	—	—	3.8	—	—	—	0.7	4.5
Tax benefit related to
stock-based compensation	—	—	—	2.0	—	—	—	—	2.0
Issuance of restricted
common stock and units	—	—	—	7.0	—	—	(7.0)	—	—
Amortization of unearned
restricted stock
compensation	—	—	—	—	—	—	0.6	—	0.6

Balance, October 29, 2005	$—	$0.5	$69.7	$748.3	$(623.8)	$(4.0)	$(6.4)	$—	$184.3

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

          Business. Pathmark Stores, Inc. (the "Company" or "Pathmark") operated 142 supermarkets as of October 29, 2005, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

          Basis of Presentation. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

          Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All significant intercompany transactions have been eliminated in consolidation.

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

          The Company received $137.5 million for the Purchased Securities, net of $12.5 million of costs directly attributable to the offering, including a closing fee and transaction expenses of $6.2 million paid to Yucaipa. At closing, the Company used $40.3 million of the net proceeds to pay down its working capital facility borrowings and subsequently used $23.3 million to defease its mortgage borrowings, including a redemption premium of $2.3 million. The remaining net proceeds were invested in short-term investments and are being used for general corporate purposes, including capital expenditures.

Note 3. Related-Party Transaction

          Concurrently with the execution of the Purchase Agreement, the Company and Yucaipa entered into a Management Services Agreement (the “MSA”). The MSA became effective on June 9, 2005 upon the closing of the Purchase Agreement. Pursuant to the MSA, Yucaipa will provide certain business and financial advice and management services to the Company in connection with the operation of its business. For such services, the Company will pay Yucaipa an annual fee of $3.0 million, payable monthly, and reimburse Yucaipa for expenses of up to $0.5 million per annum. Michael Duckworth and Ira Tochner, two directors of the Company, are partners at Yucaipa.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 4. Stock-Based Compensation

          Pro forma Stock-Based Compensation. The Company accounts for stock-based compensation plans using the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25. Since the exercise price of all stock options granted under the Company’s stock-based compensation plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation expense is recognized in the Company’s operating results.

          The following pro forma disclosure illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (in millions, except per share amounts):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net loss, as reported	$(18.3)	$(3.6)	$(25.5)	$(7.0)
Add: stock-based employee compensation expense included
in reported net loss, net of related tax effect	0.5	—	0.6	—
Less: pro forma stock-based compensation expense, net of related tax effect	(0.7)	(1.1)	(4.4)	(3.1)

Net loss, pro forma	$(18.5)	$(4.7)	$(29.3)	$(10.1)

Weighted average number of shares outstanding – basic and diluted	50.7	30.1	40.8	30.1

Net loss per share – basic and diluted, as reported	$(0.36)	$(0.12)	$(0.62)	$(0.23)
Add: stock-based employee compensation expense included
in reported net loss, net of related tax effect	0.01	—	0.01	—
Less: pro forma stock-based compensation expense, net of
related tax effect	(0.01)	(0.03)	(0.11)	(0.10)

Net loss per share – basic and diluted, pro forma	$(0.36)	$(0.15)	$(0.72)	$(0.33)

          For purposes of the pro forma disclosures, the estimated fair value of the options issued is assumed to be expensed over the options’ vesting period. Due to the Yucaipa Investment (see Note 2), the Investors own 39.8% of the outstanding Common Stock. Under the terms of both the 2000 Employee Equity Plan (the “EEP”) and the 2000 Non-Employee Directors’ Equity Plan (the “DEP”), the purchase by the Investors of the Shares constituted a change in control (“Change in Control”), whereby all unvested awards in the form of stock options became vested immediately prior to the Change in Control. The net pro forma stock-based compensation expense of $3.8 million for the 39 weeks ended October 29, 2005 includes a net pro forma charge of $2.5 million due to the Change in Control on June 9, 2005. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The effective date of this statement was deferred until the beginning of the annual reporting period that begins after June 15, 2005, i.e., for the Company’s first quarterly reporting period ending April 29, 2006. As a result, the Company will adopt this statement in fiscal 2006. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25, as allowed by SFAS No. 123, and provides the required disclosure in the notes to financial statements. This statement provides for two transition alternatives: modified-prospective transition or modified-retrospective transition. The Company is currently evaluating the transition alternatives and the impact on the Company’s financial statements.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 4. Stock-Based Compensation – (Continued)

          Stock-Based Grants. On June 9, 2005, the Company granted 229,000 nonqualified stock options and 171,850 restricted stock units payable in shares of Common Stock to various officers and other employees pursuant to the EEP. The stock options have an exercise price of $8.60 per share (the fair value of the shares on the date of grant), have a term of ten years and vest pro rata over a four-year period commencing on the first anniversary of the grant date. The fair value of the restricted stock units on the date of grant approximated $1.5 million, which was charged to stockholders’ equity as unearned restricted stock compensation and is being amortized as compensation expense over the four-year vesting period. Neither the stock options nor the restricted stock units awarded on June 9, 2005 were subject to immediate vesting in connection with the Change in Control. Pursuant to the separation agreement (see Notes 10 and 14) with the Company’s former Chief Executive Officer, her 8,000 restricted stock units and 40,000 stock options, which were granted on June 9, 2005, vested on September 3, 2005.

          On August 23, 2005, John T. Standley and the Company entered into an employment agreement (the “Employment Agreement”) pursuant to which Mr. Standley will serve as Chief Executive Officer of the Company for an initial period of three years, beginning on August 29, 2005 (the “Effective Date”), and will renew automatically for successive one-year periods unless either party gives notice of non-renewal at least 180 days before the end of the then term. As required under the Employment Agreement, the Company granted Mr. Standley (1) on August 23, 2005, an option to purchase an aggregate of 1.5 million shares of the Company’s common stock at an exercise price of $10.39, the fair value of the shares on the date of grant, and (2) on the Effective Date, an award of restricted stock consisting of 500,000 shares of the Company’s common stock. The option will vest and become exercisable in three annual installments beginning on the first anniversary of the Effective Date. The fair value of the restricted stock on date of grant approximated $5.5 million, which was charged to stockholders’ equity as unearned restricted stock compensation and is being amortized as compensation expense ratably over the three-year vesting period. The restricted stock will vest in 12 quarterly installments beginning three months after the Effective Date.

Note 5. Cash and Cash Equivalents

          Cash and cash equivalents are comprised of the following (in millions):

	October 29, 2005	January 29, 2005
Cash	$46.6	$42.6
Cash equivalents	28.1	—

Cash and cash equivalents	$74.7	$42.6

          Cash equivalents represent highly liquid investments with a maturity of three months or less when purchased. At October 29, 2005 and January 29, 2005, net book overdrafts of $20.5 million and $20.6 million, respectively, were classified as accounts payable and not a reduction of cash and cash equivalents since the Company does not have a right of offset related to its depository and disbursing accounts.

Note 6. Restated Consolidated Statement of Cash Flows (Unaudited)

          Subsequent to the issuance of the Company’s financial statements for the 39 weeks ended October 30, 2004, the Company determined that it should have reported cash flows associated with book overdrafts as operating activities and should not have netted these book overdrafts in the balance reported as cash in its consolidated statement of cash flows for the 39 weeks ended October 30, 2004 because it no longer had the right of offset between its disbursing cash accounts and accounts payable due to the transfer of the Company’s depository accounts in the third quarter of fiscal 2004 to a new financial institution. In addition, the Company also determined that accounts payable incurred in connection with capital expenditures represented a non-cash investing activity that should not have been reflected in its consolidated statement of cash flows until payment of the liability had been made. As a result, the accompanying consolidated statement of cash flows for the 39 weeks ended October 29, 2004 has been restated from the amounts previously reported to correct the presentation of these items. A summary of the significant effects of the restatement is as follows (in millions):

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 6. Restated Consolidated Statement of Cash Flows (Unaudited) – (Continued)
	Consolidated Statement of Cash Flows (Unaudited) For the 39 Weeks Ended October 30, 2004
	As Previously Reported	Book Overdraft Adjustment	Capital Expenditures Adjustment	As Restated
Operating Activities
Accounts payable	$9.7	$30.5	$(2.1)	$38.1
Cash provided by operating activities	28.9	30.5	(2.1)	57.3
Investing Activities
Cash capital expenditures, including technology investments	(81.5)	—	2.1	(79.4)
Cash used in investing activities	(79.7)	—	2.1	(77.6)
Cash at beginning of period	2.3	30.5	—	32.8
Cash at end of period	11.2	30.5	—	41.7

           Book overdrafts had been appropriately presented in the Company’s consolidated statements of cash flows for periods subsequent to October 30, 2004.

Note 7. Marketable Securities

          Marketable securities consist of auction-rate securities, which are securities earning interest income at a rate that is periodically reset, typically within 35 days. These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these securities are recorded at fair value, with any unrealized gain or loss included as a separate component of stockholders’ equity, net of tax. Realized gains and losses and interest income are included in earnings. At October 29, 2005, the auction-rate securities had maturities ranging from July 2032 through July 2043 and are classified as marketable securities in current assets since they will be utilized in operations within one year of the balance sheet date.

Note 8. Long-Term Debt

          Long-term debt is comprised of the following (in millions):

	October 29, 2005	January 29, 2005
Senior subordinated notes	$353.0	$353.4
Term loan	70.0	70.0
Working capital facility	—	34.4
Mortgages	—	21.0
Other debt	3.9	2.4

Total debt	426.9	481.2
Less: current maturities and the working capital facility	(2.9)	(36.6)

Long-term debt	$424.0	$444.6

          The Company has outstanding $350 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”), including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on the Company’s ability to declare cash dividends on Common Stock. The Company was in compliance with all related covenants as of October 29, 2005.

          On October 1, 2004, the Company entered into an amended and restated $250 million senior secured credit facility (the “Secured Facility”) with a group of lenders led by Fleet Retail Group, a Bank of America company. During the second quarter of fiscal 2005, the Company entered into a first amendment (the “First Amendment”) to the Secured Facility and during the third quarter of fiscal 2005, the Company entered into a second amendment (the “Second Amendment”) (the Secured Facility, the First Amendment and the Second Amendment are hereinafter collectively referred to as the “Credit Agreement”). The Credit Agreement expires on October 1, 2009 and consists of a $180 million revolving working capital facility, including letters of credit (the “Working Capital Facility”) and a $70 million term loan (the “Term Loan”).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 8. Long-Term Debt – (Continued)

          The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting the Company to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that the Company must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to the Company’s Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that the Company must maintain a ratio of Credit Extensions to Consolidated EBITDA (the “Senior Leverage Ratio”) at or below 1.9:1.0 (calculated on a trailing four-fiscal quarters basis). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder and the amount of outstanding letters of credit ($80.0 million as of October 29, 2005). Based on the Senior Leverage Ratio at the end of the third quarter of fiscal 2005, the Company’s availability under the Working Capital Facility after giving effect to Credit Extensions is $86.0 million. Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency and a change of control (excluding the purchase by the Investors of the Purchased Securities). The Company was in compliance with all Credit Agreement covenants as of October 29, 2005.

          Interest on borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average availability under the Credit Agreement, and at October 29, 2005, was at LIBOR plus 1.75%.

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

Note 9. Merchandising and Store Initiative

     During the third quarter of fiscal 2005, the Company implemented a merchandising and store initiative (the “Initiative”) in all of its stores to increase same-store sales by enhancing the customers’ shopping experience. The Initiative, which was substantially completed in all stores by the end of the third quarter, was designed to:

  Expand the selection and variety in all of the Company’s perishable departments, especially produce, meat and deli,
  Better utilize key merchandising areas for value concepts, such as party goods, kitchen items, dollar merchandise and toys, and
  Make the Company’s stores easier to shop by eliminating clutter.

          In connection with the Initiative, in the third quarter of fiscal 2005 the Company incurred incremental costs of $4.2 million and capital expenditures of $7.5 million. The incremental costs attributable to the Initiative of $4.2 million are reflected in the Company’s statement of operations for the third quarter and the first nine months of fiscal 2005 and are comprised of additional store labor expenses of $2.0 million and supply and maintenance expenses of $2.2 million. In the third quarter of fiscal 2005, inventory shrink in the perishable departments increased $4.9 million over the prior year's third quarter.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Selling, General and Administrative Expenses (“SG&A”)

          In additional to the aforementioned $4.2 million charge related to the Initiative, SG&A in the third quarter and the first nine months of fiscal 2005 included a $3.6 million charge related to the Company’s store labor buyout initiative to reduce store labor costs, which was commenced and completed in the third quarter of fiscal 2005, and a $1.6 million charge related to a separation agreement with the Company’s former Chief Executive Officer. As of October 29, 2005, $2.8 million of benefits related to the store labor buyout initiative and $1.3 million related the separation agreement remain to be paid out over time. SG&A in the third quarter of fiscal 2005 also included a $0.5 million charge related to the amortization of unearned restricted stock compensation. SG&A in the first nine months of fiscal 2005 also included a $1.1 million charge related to the Company’s review of strategic alternatives and a $0.6 million charge related to the amortization of unearned restricted stock compensation. SG&A in the first nine months of fiscal 2004 included a $1.5 million gain from the sale of real estate.

Note 11. Interest Expense, Net

          Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Senior subordinated notes	$7.7	$7.7	$23.0	$23.0
Term loan	1.0	0.7	2.7	2.0
Working capital facility	—	0.8	0.8	1.8
Mortgages	—	0.4	0.6	1.2
Mortgage debt extinguishment (a)	—	—	2.8	—
Lease obligations	4.7	5.0	14.3	15.1
Amortization of deferred financing costs	0.4	0.5	1.1	1.5
Write off of deferred financing costs (b)	—	1.5	—	1.5
Interest income	(0.5)	—	(1.0)	—
Capitalized interest	(0.1)	(0.4)	(0.2)	(0.9)
Other	1.8	1.8	5.4	5.6

Interest expense, net	$15.0	$18.0	$49.5	$50.8

(a)	The mortgage debt extinguishment of $2.8 million included a redemption premium of $2.3 million and the write off of financing costs of $0.5 million.
(b)	The write off of deferred financing costs of $1.5 million related to the early extinguishment on October 1, 2004 of the Company's credit agreement dated September 9, 2000 (the "2000 Credit Agreement").
Note 12. Income Taxes

          In the third quarter of fiscal 2005, the Company recorded a $2.0 million charge to increase the valuation allowance related to state operating loss carryforwards that are no longer considered more likely than not of being realized, resulting in an effective tax rate in the third quarter and the first nine months of fiscal 2005 of 35.5% and 39.8%, respectively. In the third quarter of fiscal 2004, the Work Opportunity Credit was reinstated, retroactive to the beginning of 2004, resulting in an effective tax rate in the third quarter and the first nine months of fiscal 2004 of 57.1% and 49.2%, respectively.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 13. Benefits

          The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

          Pension Benefits:
	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$0.9	$0.8	$2.7	$2.5
Interest cost	3.1	3.0	9.4	9.1
Expected return on plan assets	(5.8)	(5.6)	(17.3)	(16.8)
Amortization of prior service costs	0.1	0.1	0.2	0.2
Amortization of losses	1.0	0.7	3.0	2.1

Net periodic benefit cost reduction	$(0.7)	$(1.0)	$(2.0)	$(2.9)

          Other Postretirement Benefits:
	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.4	0.5	1.3	1.4
Amortization of prior service costs	(0.2)	--	(0.7)	--
Amortization of losses	0.4	0.2	1.1	0.6

Net periodic benefit cost	$0.8	$0.9	$2.3	$2.6

Note 14. Capital Stock

          Preferred Stock. As of October 29, 2005 and January 29, 2005, there were 5,000,000 shares of preferred stock authorized of which none are issued and outstanding.

          Common Stock. As of October 29, 2005 and January 29, 2005, there were 100,000,000 shares authorized of $0.01 par value Common Stock. The following table summarizes the change in the number of shares of Common Stock outstanding:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance, January 29, 2005	30,099,510	(28,318)	30,071,192
Issuance of common stock (see Note 2)	20,000,000	—	20,000,000
Exercise of stock options	859,383	28,318	887,701
Issuance of restricted common stock (see Note 4)	500,000	—	500,000
Vesting of restricted stock units (see Note 4)	8,000	—	8,000

Balance, October 29, 2005	51,466,893	—	51,466,893

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 14. Capital Stock – (Continued)

          Shares of Common Stock are subject to dilution from (1) the issuance of new shares of Common Stock, (2) the exercise of Common Stock warrants, (3) the exercise of options to purchase Common Stock issued pursuant to the EEP, DEP, and the Employment Agreement, and (4) the vesting of restricted stock units.

          Common Stock Warrants. As of October 29, 2005, warrants to purchase 5,294,118 shares of Common Stock at $22.31 per share were outstanding and expire on September 19, 2010, Series A Warrants to purchase 10,060,000 shares of Common Stock at $8.50 per share were outstanding and expire on June 9, 2008 and Series B Warrants to purchase 15,046,350 shares of Common Stock at $15.00 per share were outstanding and expire on June 9, 2015. The Series A Warrants and Series B Warrants were issued under the Purchase Agreement (see Note 2).

Note 15. Commitments and Contingencies

          Contingencies. On June 15, 2005, Rick Hartman, a stockholder in the Company, filed in the United States District Court for the District of Delaware a purported class action complaint (the “Complaint”) against the Company and its directors (the “Individual Defendants”; the Company and the Individual Defendants hereinafter collectively referred to as the “Defendants”). The Complaint asserts on behalf of a purported class of stockholders of the Company a claim against the Defendants for issuing a proxy statement in connection with the Purchase Agreement, that was allegedly materially false and misleading. The Complaint additionally asserts a claim against the Individual Defendants for alleged breach of fiduciary duties in connection with the Purchase Agreement. The Complaint seeks an award of damages for the alleged wrongs asserted in the Complaint. The lawsuit is in its preliminary stage. On August 19, 2005, the Defendants filed a motion to dismiss the Complaint. The Company believes that the lawsuit is without merit and intends to defend vigorously against it.

          Guarantees. In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of October 29, 2005, 64 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to the Assigned Leases to be approximately $98 million, which could be partially or totally offset by reassigning or subletting such leases. The Company has recognized a liability on its consolidated balance sheet as of October 29, 2005 of $2.6 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with the Assigned Leases.

          Variable Interest Entity. During the third quarter of fiscal 2005, the Company and a real estate developer formed a joint venture to develop a parcel of property, ground-leased by the Company, and sublease said property to an unrelated party. The Company contributed its operating lease by assigning it to the joint venture and as a result has a 50% interest in the joint venture. The Company considers the joint venture a variable interest entity and accounts for such investment on the equity method of accounting, since the Company does not have a controlling interest and is not the primary beneficiary; as of October 29, 2005, the Company's financial basis in the joint venture is zero.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 16. Consolidating Financial Information

          The following represents the consolidating financial information of Pathmark and its 100% owned guarantor and non-guarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including Pathmark’s distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The non-guarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended October 29, 2005
Sales	$980.5	$594.1	$—	$(594.1)	$980.5
Cost of goods sold	(707.3)	(594.1)	—	594.1	(707.3)

Gross profit	273.2	—	—	—	273.2
Selling, general and administrative expenses	(266.7)	1.7	0.9	—	(264.1)
Depreciation and amortization	(20.7)	(1.5)	(0.3)	—	(22.5)

Operating earnings (loss)	(14.2)	0.2	0.6	—	(13.4)
Interest expense, net	(14.8)	(0.2)	—	—	(15.0)
Equity in earnings of subsidiaries	0.6	—	—	(0.6)	—

Earnings (loss) before income taxes	(28.4)	—	0.6	(0.6)	(28.4)
Income tax benefit	10.1	—	—	—	10.1

Net earnings (loss)	$(18.3)	$—	$0.6	$(0.6)	$(18.3)

For the 13 Weeks Ended October 30, 2004
Sales	$979.9	$585.5	$—	$(585.5)	$979.9
Cost of goods sold	(704.5)	(583.7)	—	585.5	(702.7)

Gross profit	275.4	1.8	—	—	277.2
Selling, general and administrative expenses	(248.7)	2.0	0.9	—	(245.8)
Depreciation and amortization	(19.9)	(1.4)	(0.3)	—	(21.6)

Operating earnings	6.8	2.4	0.6	—	9.8
Interest expense, net	(17.5)	(0.1)	(0.4)	—	(18.0)
Equity in earnings of subsidiaries	2.5	—	—	(2.5)	—

Earnings (loss) before income taxes	(8.2)	2.3	0.2	(2.5)	(8.2)
Income tax benefit	4.6	—	—	—	4.6

Net earnings (loss)	$(3.6)	$2.3	$0.2	$(2.5)	$(3.6)

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 16. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 39 Weeks Ended October 29, 2005
Sales	$2,983.7	$1,781.0	$—	$(1,781.0)	$2,983.7
Cost of goods sold	(2,139.6)	(1,781.0)	—	1,781.0	(2,139.6)

Gross profit	844.1	—	—	—	844.1
Selling, general and administrative expenses	(777.6)	4.9	2.8	—	(769.9)
Depreciation and amortization	(61.7)	(4.2)	(1.1)	—	(67.0)

Operating earnings	4.8	0.7	1.7	—	7.2
Interest expense, net	(45.5)	(0.5)	(3.5)	—	(49.5)
Equity in loss of subsidiaries	(1.6)	—	—	1.6	—

Earnings (loss) before income taxes	(42.3)	0.2	(1.8)	1.6	(42.3)
Income tax benefit	16.8	—	—	—	16.8

Net earnings (loss)	$(25.5)	$0.2	$(1.8)	$1.6	$(25.5)

For the 39 Weeks Ended October 30, 2004
Sales	$2,981.7	$1,773.8	$—	$(1,773.8)	$2,981.7
Cost of goods sold	(2,141.4)	(1,773.8)	—	1,773.8	(2,141.4)

Gross profit	840.3	—	—	—	840.3
Selling, general and administrative expenses	(746.7)	5.4	2.7	—	(738.6)
Depreciation and amortization	(58.9)	(4.7)	(1.0)	—	(64.6)

Operating earnings	34.7	0.7	1.7	—	37.1
Interest expense, net	(49.0)	(0.6)	(1.2)	—	(50.8)
Equity in earnings of subsidiaries	0.6	—	—	(0.6)	—

Earnings (loss) before income taxes	(13.7)	0.1	0.5	(0.6)	(13.7)
Income tax benefit	6.7	—	—	—	6.7

Net earnings (loss)	$(7.0)	$0.1	$0.5	$(0.6)	$(7.0)

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 16. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of October 29, 2005
Merchandise inventories	$169.5	$33.8	$—	$—	$203.3
Other current assets	190.3	4.0	0.2	—	194.5

Total current assets	359.8	37.8	0.2	—	397.8
Property and equipment, net	469.6	56.1	28.9	—	554.6
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	79.1	—	—	(79.1)	—
Other noncurrent assets	193.0	—	—	—	193.0

Total assets	$1,246.2	$93.9	$29.1	$(79.1)	$1,290.1

Accounts payable	$100.2	$14.9	$—	$—	$115.1
Other current liabilities	172.5	1.5	0.1	—	174.1

Total current liabilities	272.7	16.4	0.1	—	289.2
Long-term debt	424.0	—	—	—	424.0
Long-term lease obligations	162.2	8.3	—	—	170.5
Other noncurrent liabilities	203.0	19.1	—	—	222.1

Total liabilities	1,061.9	43.8	0.1	—	1,105.8
Stockholders' equity	184.3	50.1	29.0	(79.1)	184.3

Total liabilities and stockholders' equity	$1,246.2	$93.9	$29.1	$(79.1)	$1,290.1

As of January 29, 2005
Merchandise inventories	$159.8	$22.4	$—	$—	$182.2
Other current assets	154.6	3.4	0.6	—	158.6

Total current assets	314.4	25.8	0.6	—	340.8
Property and equipment, net	487.1	58.0	29.9	—	575.0
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	59.9	—	—	(59.9)	—
Other noncurrent assets	192.2	—	0.7	—	192.9

Total assets	$1,198.3	$83.8	$31.2	$(59.9)	$1,253.4

Accounts payable	$93.5	$8.6	$—	$—	$102.1
Other current liabilities	209.9	1.3	0.8	—	212.0

Total current liabilities	303.4	9.9	0.8	—	314.1
Long-term debt	424.2	—	20.4	—	444.6
Long-term lease obligations	169.6	8.7	—	—	178.3
Other noncurrent liabilities	233.8	17.4	—	—	251.2

Total liabilities	1,131.0	36.0	21.2	—	1,188.2
Stockholders' equity	65.2	49.9	10.0	(59.9)	65.2

Total liabilities and stockholders' equity	$1,198.3	$83.8	$31.2	$(59.9)	$1,253.4

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 16. Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 39 Weeks Ended October 29, 2005
Operating Activities
Cash provided by (used for) operating activities	$2.4	$0.6	$2.7	$—	$5.7

Investing Activities
Capital expenditures, including technology investments	(39.4)	(0.2)	—	—	(39.6)
Purchases of marketable securities	(9.0)	—	—	—	(9.0)

Cash used for investing activities	(48.4)	(0.2)	—	—	(48.6)

Financing Activities
Proceeds from issuance of common stock and
common stock warrants, net of expenses	137.5	—	—	—	137.5
Repayments of the working capital facility, net	(34.4)	—	—	—	(34.4)
Mortgage debt repayments and extinguishment	—	—	(23.8)	—	(23.8)
Repayments of capital lease obligations	(9.4)	(0.4)	—	—	(9.8)
Proceeds from exercise of stock options	4.5	—	—	—	4.5
Borrowings of other debt, net	1.5	—	—	—	1.5
Deferred financing costs	(0.5)	—	—	—	(0.5)
Intercompany equity transactions	(20.8)	—	20.8	—	—

Cash provided by (used for) financing activities	78.4	(0.4)	(3.0)	—	75.0

Increase (decrease) in cash and cash equivalents	32.4	—	(0.3)	—	32.1
Cash and cash equivalents at beginning at period	42.3	—	0.3	—	42.6

Cash and cash equivalents at end of period	$74.7	$—	$—	$—	$74.7

For the 39 Weeks Ended October 30, 2004 (Restated – see Note 6)
Operating Activities
Cash provided by operating activities	$51.2	$4.4	$1.7	$—	$57.3

Investing Activities
Capital expenditures, including technology investments	(76.3)	(0.9)	(2.2)	—	(79.4)
Proceeds from sale of real estate	6.3	—	—	—	6.3
Acquisition of Community Supermarket Corporation	(4.5)	—	—	—	(4.5)

Cash used for investing activities	(74.5)	(0.9)	(2.2)	—	(77.6)

Financing Activities
Borrowings under the working capital facilities, net	45.6	—	—	—	45.6
Borrowings under the term loan, net	24.2	—	—	—	24.2
Repayments of capital lease obligations	(8.6)	(2.3)	—	—	(10.9)
Deferred financing costs	(5.1)	—	—	—	(5.1)
Repayments of other debt, net	(0.4)	—	(0.3)	—	(0.7)
Intercompany equity transactions	0.2	(1.2)	1.0	—	—

Cash provided by (used for) financing activities	55.9	(3.5)	0.7	—	53.1

Increase in cash	32.6	—	0.2	—	32.8
Cash at beginning of period	8.7	—	0.2	—	8.9

Cash at end of period	$41.3	$—	$0.4	$—	$41.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

          The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$980.5	100.0%	$979.9	100.0%	$2,983.7	100.0%	$2,981.7	100.0%

Gross profit	$273.2	27.9%	$277.2	28.3%	$844.1	28.3%	$840.3	28.2%
Selling, general and administrative expenses	(264.1)	(26.9)	(245.8)	(25.1)	(769.9)	(25.8)	(738.6)	(24.8)
Depreciation and amortization	(22.5)	(2.3)	(21.6)	(2.2)	(67.0)	(2.2)	(64.6)	(2.2)

Operating earnings (loss)	(13.4)	(1.3)	9.8	1.0	7.2	0.3	37.1	1.2
Interest expense, net	(15.0)	(1.5)	(18.0)	(1.8)	(49.5)	(1.7)	(50.8)	(1.7)

Loss before income taxes	(28.4)	(2.9)	(8.2)	(0.8)	(42.3)	(1.4)	(13.7)	(0.5)
Income tax benefit	10.1	1.0	4.6	0.5	16.8	0.6	6.7	0.3

Net loss	$(18.3)	(1.9)%	$(3.6)	(0.3)%	$(25.5)	(0.8)%	$(7.0)	(0.2)%

LIFO charge	$0.6		$0.3		$1.6		$0.8

     Merchandising and Store Initiative. During the third quarter of fiscal 2005, we implemented an Initiative in all of our stores to increase same-store sales and profitability by enhancing the customers’ shopping experience. The Initiative, which was substantially completed in all stores by the end of the third quarter, was designed to:

  Expand the selection and variety in all of our perishable departments, especially produce, meat and deli,
  Better utilize key merchandising areas for value concepts, such as party goods, kitchen items, dollar merchandise and toys, and
  Make our stores easier to shop by eliminating clutter.

          This Initiative is the first phase in our broader merchandising plan to increase same-store sales and profitability. In the longer term, we will focus on additional marketing and merchandising areas, including product placement and adjacencies, private label and enhanced use of the Pathmark Advantage Card.

          In connection with the Initiative, we incurred incremental costs of $4.2 million and capital expenditures of $7.5 million in the third quarter of fiscal 2005. The incremental costs attributable to the Initiative of $4.2 million are reflected in our statement of operations for the third quarter and the first nine months of fiscal 2005 and are comprised of additional store labor expenses of $2.0 million and supply and maintenance expenses of $2.2 million. In the fourth quarter of fiscal 2005, we expect to incur incremental costs of $0.4 million and capital expenditures of $1.0 million related to the Inititiative.

          In the third quarter of fiscal 2005, inventory shrink in the perishable departments increased $4.9 million over the prior year's third quarter. We believe the higher inventory shrink in the perishable departments was due to certain implementation issues associated with the Initiative as we expanded our perishable variety. Stronger inventory and ordering control processes related to the expanded perishable departments are being implemented to reduce the increased inventory shrink, although there is no assurance that such controls and processes will lower inventory shrink.

          Sales. Sales in the third quarter of fiscal 2005 were $980.5 million, up 0.1% from $979.9 million in the third quarter of fiscal 2004. The sales increase in the third quarter of fiscal 2005 was due to a 0.8% increase from new stores, partially offset by a 0.6% decrease in same-store sales (stores open the entire third quarter in both fiscal 2005 and fiscal 2004, including replacement stores) and a 0.1% decrease from closed stores. Sales in the first nine months of fiscal 2005 were $2,983.7 million, up 0.1% from $2,981.7 million in the first nine months of fiscal 2004. The sales increase in the first nine months of fiscal 2005 was due to a 1.3% increase from new stores, partially offset by a 0.8% decrease in same-store sales and a 0.4% decrease from closed stores. Sales in the third quarter and first nine months of fiscal 2005 benefited from an increase in average order size, but continued to be negatively affected by a decrease in customer traffic. We expect to improve our same-store sales as a result of the recently implemented Initiative. The Company operated 142 stores at the end of the third quarters of fiscal 2005 and fiscal 2004.

          Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the third quarter of fiscal 2005 was $273.2 million or 27.9% of sales compared to $277.2 million or 28.3% of sales in the third quarter of fiscal 2004. The $4.0 million decrease in gross profit in the third quarter of fiscal 2005 was primarily due to higher inventory shrink and higher logistic costs, partially offset by improved departmental mix. We believe the higher inventory shrink of $4.9 million occurred primarily in the perishable departments due to the Initiative. Gross profit in the first nine months of fiscal 2005 was $844.1 million or 28.3% of sales compared to $840.3 million or 28.2% of sales in the first nine months of fiscal 2004. The $3.8 million increase in gross profit in the first nine months of fiscal 2005 was primarily due to improved departmental mix, partially offset by higher logistic costs.

          SG&A. SG&A in the third quarter of fiscal 2005 was $264.1 million or 26.9% of sales compared to $245.8 million or 25.1% of sales in the third quarter of fiscal 2004. The $18.3 million increase in SG&A in the third quarter of fiscal 2005 included a $4.2 million charge related to the Initiative, a $3.6 million charge related to the store labor buyout initiative, a $1.6 million charge related to a separation agreement with our former Chief Executive Officer and a $0.5 million charge related to the amortization of unearned restricted stock compensation. SG&A in the third quarter of fiscal 2004 included a $0.3 million gain from the sale of real estate. SG&A in the first nine months of fiscal 2005 was $769.9 million or 25.8% of sales compared to $738.6 million or 24.8% of sales in the first nine months of fiscal 2004. The $31.3 million increase in SG&A in the first nine months of fiscal 2005 included the aforementioned charges for the $4.2 million Initiative, the $3.6 million labor buyout and the $1.6 million separation agreement. SG&A in the first nine months of fiscal 2005 also included a $1.1 million charge related to our review of strategic alternatives and a $0.6 million charge related to the amortization of unearned restricted stock compensation. SG&A in the first nine months of fiscal 2004 included a $1.5 million gain from the sale of real estate. The balance of the increase in SG&A in the third quarter and in the first nine months of fiscal 2005 over the prior year periods is primarily due to (1) higher store labor expenses resulting from contractual increases, (2) higher supply and utility charges resulting from higher oil prices, and (3) higher medical expenses.

          Depreciation and Amortization. Depreciation and amortization in the third quarter of fiscal 2005 were $22.5 million compared to $21.6 million in the third quarter of fiscal 2004. Depreciation and amortization in the first nine months of fiscal 2005 were $67.0 million compared to $64.6 million in the first nine months of fiscal 2004. The increase in depreciation and amortization in the third quarter and in the first nine months of fiscal 2005 was primarily due to the amortization of the first phase, completed in fiscal 2004, of a multi-year project to upgrade our merchandising system.

          Operating Earnings (Loss). The operating loss in the third quarter of fiscal 2005 was $13.4 million compared to operating earnings of $9.8 million in the third quarter of fiscal 2004. Operating earnings in the first nine months of fiscal 2005 were $7.2 million compared to $37.1 million in the first nine months of fiscal 2004. The decrease in operating earnings in the third quarter and in the first nine months of fiscal 2005 was primarily due to lower gross profit and higher SG&A.

          Interest Expense, Net. Interest expense was $15.0 million in the third quarter of fiscal 2005 compared to $18.0 million in the third quarter of fiscal 2004. Interest expense in the third quarter of fiscal 2004 included a write off of deferred financing costs of $1.5 million related to the early extinguishment of the 2000 Credit Agreement. Excluding this item, interest expense in the third quarter of fiscal 2005 decreased by $1.5 million compared to the third quarter of fiscal 2004. Interest expense was $49.5 million in the first nine months of fiscal 2005 compared to $50.8 million in the first nine months of fiscal 2004. Interest expense in the first nine months of fiscal 2005 included an early extinguishment of mortgage debt charge of $2.8 million and in the first nine months of fiscal 2004 included a write off of deferred financing costs of $1.5 million related to the early extinguishment of our previous credit agreement. Excluding these items, interest expense in the first nine months of fiscal 2005 decreased by $2.6 million compared to the first nine months of fiscal 2004. The decrease in interest expense in the third quarter and in the first nine months of fiscal 2005 was primarily due to lower debt and higher cash investments resulting from the Yucaipa investment.

          Income Tax Benefit. The income tax benefit was $10.1 million in the third quarter of fiscal 2005 compared to $4.6 million in the third quarter of fiscal 2004 and was based on an effective tax rate of 35.5% in the third quarter of fiscal 2005 compared to 57.1% in the third quarter of fiscal 2004. The income tax benefit was $16.8 million in the first nine months of fiscal 2005 compared to $6.7 million in the first nine months of fiscal 2004 and was based on an effective tax rate of 39.8% in the first nine months of fiscal 2005 compared to 49.2% in the first nine months of fiscal 2004. The tax benefit and effective tax rate in the third quarter and the first nine months of fiscal 2005 were negatively impacted by a $2.0 million third quarter charge to increase our valuation allowance related to certain state net operating loss carryforwards. The tax benefit and effective tax rate in the third quarter and the first nine months of fiscal 2004 were positively impacted by the legislative reinstatement of the Work Opportunity Credit, retroactive to the beginning of 2004.

          Summary of Operations. The net loss was $18.3 million in the third quarter of fiscal 2005 compared to $3.6 million in the third quarter of fiscal 2004. The net loss in the first nine months of fiscal 2005 was $25.5 million compared to $7.0 in the first nine months of fiscal 2004. The increase in the net loss in the third quarter and in the first nine months of fiscal 2005 was primarily due to lower operating earnings and higher interest expense, primarily due to the early extinguishment of debt charge, partially offset by higher income tax benefits.

Liquidity and Capital Resources

          Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	39 Weeks Ended
	October 29, 2005	Restated October 30, 2004
Cash provided by (used for):
Operating activities	$5.7	$57.3
Investing activities	(48.6)	(77.6)
Financing activities	75.0	53.1

          Subsequent to the issuance of our financial statements for the 39 weeks ended October 30, 2004, we determined that we should have reported cash flows associated with book overdrafts as operating activities and should not have netted these book overdrafts in the balance reported as cash in our consolidated statement of cash flows for the 39 weeks ended October 30, 2004 because we no longer had the right of offset between our disbursing cash accounts and accounts payable due to the transfer of our depository accounts in the third quarter of fiscal 2004 to a new financial institution. In addition, we also determined that accounts payable incurred in connection with capital expenditures represented a non-cash investing activity that should not have been reflected in our consolidated statement of cash flows until payment of the liability had been made. As a result, the accompanying consolidated statement of cash flows for the 39 weeks ended October 30, 2004 has been restated from the amount previously reported to correct the presentation of these items. See Note 6 of the Notes to Consolidated Financial Statements for the summary of the significant effects of the restatement. The decrease in cash provided by operating activities in fiscal 2005 compared to fiscal 2004 was primarily due to a higher net loss. The decrease in cash used for investing activities in fiscal 2005 compared to fiscal 2004 was due to lower capital expenditures, partially offset by purchases of marketable securities and lower proceeds from the sale of real estate. The increase in cash provided by financing activities in fiscal 2005 compared to fiscal 2004 was primarily due to the proceeds related to the issuance of the Purchased Securities, net of debt repayments (see Debt Service and Liquidity below).

          Debt Service and Liquidity. Our liquidity significantly improved on June 9, 2005, when pursuant to the Purchase Agreement, we issued the Purchased Securities to the Investors for an aggregate purchase price of $150 million in cash. We received $137.5 million for the Purchased Securities, net of $12.5 million of costs directly attributable to the offering. We used $40.3 million of the net proceeds to pay down our Working Capital Facility borrowings and $23.3 million to defease our mortgage borrowings. The remaining net proceeds were invested in short-term cash investments and will be used for general corporate purposes, including capital expenditures.

          The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting us to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that we must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to our Consolidated EBITDA for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that we must maintain the Senior Leverage Ratio at or below 1.9:1.0 (calculated on a trailing four-fiscal quarters basis). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder and the amount of outstanding letters of credit ($80.0 million as of October 29, 2005). Based on the Senior Leverage Ratio at the end of the third quarter of fiscal 2005, our availability under the Working Capital Facility after giving effect to Credit Extension is $86.0 million. Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control (excluding the purchase by the Investors of the Purchased Securities). We were in compliance with all Credit Agreement covenants as of October 29, 2005.

          We believe that cash flows generated from operations supplemented by our cash and cash equivalents and marketable securities, the unused borrowing capacity under the Credit Agreement and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations continue to decrease, we may decide to limit our future cash capital expenditure program and, to the extent the Senior Leverage Ratio continues to increase, our ability to utilize the full amount available under the Working Capital Facility will be limited.

          There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture relating to the Senior Subordinated Notes that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

          Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 5.5% during the first nine months of fiscal 2005.

          All of the obligations under the Credit Agreement are guaranteed by the Company’s 100% owned subsidiaries, except our non-guarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leased to Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

          We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The Indenture contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. We were in compliance with all Senior Subordinated Notes covenants as of October 29, 2005.

          Capital Expenditures. Total capital expenditures in the third quarter of fiscal 2005 were $28.3 million compared to $36.7 million in the third quarter of fiscal 2004 and in the first nine months of fiscal 2005 were $43.8 million compared to $101.2 million in the first nine months of fiscal 2004. Total capital expenditures in fiscal 2005 include $7.5 million related to the Initiative. During the first nine months of fiscal 2005, we opened one new store, closed two stores and renovated six stores. The new store was a replacement for a closed store. During the remainder of fiscal 2005, we expect to open one new store and complete two store renovations. Total capital expenditures for fiscal 2005, including property acquired under capital leases and technology investments, are expected to be approximately $70 million.

Critical Accounting Policies

          Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 29, 2005 are those that depend most heavily on these judgments and estimates. As of October 29, 2005, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The effective date of this statement was deferred until the beginning of the annual reporting period that begins after June 15, 2005, i.e., for the Company’s first quarterly reporting period ending April 29, 2006. As a result, the Company will adopt this statement in fiscal 2006. The Company currently measures compensation costs related to share-based payments under APB No. 25, as allowed by SFAS No. 123, and provides the required disclosure in the notes to financial statements. This statement provides for two transition alternatives: modified-prospective transition or modified-retrospective transition. The Company is currently evaluating the transition alternatives and the impact on the Company’s financial statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changed the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are required to be adopted effective with the Company’s first quarterly reporting period in fiscal 2006. The Company does not expect that the adoption of this statement will have an impact on its financial position or results of operations.

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

          In June 2005, the EITF reached a consensus on EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.” This issue states that leasehold improvements acquired in a business combination and leasehold improvements purchased significantly after, and not contemplated at the beginning of the lease term, should both be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition. The guidance in this issue is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005, i.e., for the Company’s third quarterly reporting period ended October 29, 2005. The Company’s accounting policies already reflect adoption of this guidance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on October 29, 2005. The interest rate in effect on all borrowings under our Term Loan was 5.5% during the first nine months of fiscal 2005. A 1% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of October 29, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 29, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

     In the first quarter of fiscal 2005, the Company remediated a material weakness in internal controls over financial reporting, which was reported in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, by implementing a more extensive analysis and review over the accounting for book overdrafts.

     There has been no other change during the Company’s fiscal quarter ended October 29, 2005 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Part II. Other Information

Item 6. Exhibits.

10.1	Second Amendment to Credit Agreement, filed herewith.

31.1	Form of CEO Certification, filed herewith.

31.2	Form of CFO Certification, filed herewith.

32.1	Certification of John T. Standley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Date: December 2, 2005