Form 10-K
period 2006-01-28
PATHMARK STORES INC
filed 2006-04-07
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 28, 2006 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 1-5287

PATHMARK STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2879612 (I.R.S. Employer Identification No.)
200 Milik Street, Carteret, New Jersey (Address of principal executive office)	07008 (Zip Code)

(732) 499-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Warrants to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
            Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
            Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
            Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
            Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
            Yes ☐        No ☒

As of July 29, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates was $336,062,519 (based upon the closing price as reported by the Nasdaq National Market). As of March 31, 2006, 51,998,292 shares of Common Stock were outstanding.

Documents incorporated by reference: Part III of the Annual Report on Form 10-K incorporates by reference information to the extent specific sections are referred to herein from the Proxy Statement for its Annual Meeting to be held on June 8, 2006 (the “2006 Proxy Statement”), to be filed within 120 days after the fiscal year ended January 28, 2006.

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
  reliance on third-party suppliers;
  our ability to successfully implement our marketing, renovation and expansion strategies and cost reduction initiatives; and
  natural disasters.

     For a discussion of these factors, see Item 1 – Business – Factors Affecting Our Business and Prospects.

Part I

Item 1. Business.*

General

     Pathmark Stores, Inc. is a leading supermarket chain in the densely populated New York – New Jersey and Philadelphia metropolitan areas, operating as a single segment with 141 stores. We pioneered the development of the large supermarket/drugstore format in the Northeast, opening our first store of this kind in 1977. Over 39 years we have successfully developed a leading supermarket franchise with strong brand name recognition and customer loyalty. We believe we are the largest supermarket chain operating under a single banner in our market area in terms of sales. We focus our operations on this market area, where we believe we can maintain and build upon our strong market presence and achieve additional operating economies. All of our stores are located within 100 miles of our corporate office in Carteret, New Jersey and of our company-operated and outsourced distribution facilities. Proximity of these distribution facilities to our stores improves our in-stock conditions and lowers our distribution costs. Our market area includes some of the most densely populated regions of the United States, representing approximately 10% of the U.S. population and encompassing two of the five largest U.S. metropolitan areas by population, namely New York and Philadelphia. We believe that the high population density in our markets coupled with the geographic concentration of our stores provide substantial opportunities for economies of scale. Pathmark was incorporated in Delaware in 1987 and is the successor by merger to a business established in 1966. Our principal executive office is located at 200 Milik Street, Carteret, NJ 07008 (telephone: (732) 499-3000). Our common stock is listed on the Nasdaq Stock Market under the trading symbol “PTMK”.

Yucaipa Investment

          On June 9, 2005, the Company, pursuant to a securities purchase agreement dated as of March 23, 2005 (the “Purchase Agreement”), among the Company, a group of investors led by The Yucaipa Companies LLC (“Yucaipa”) and certain investment funds affiliated with Yucaipa (the “Investors”), issued to the Investors: (i) 20,000,000 shares (the “Shares”) of the common stock, par value $0.01 per share, of Pathmark (the “Common Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase 10,060,000 shares of Common Stock at an exercise price of $8.50 per share, and (iii) Series B warrants (the “Series B Warrants”) to purchase 15,046,350 shares of Common Stock at an exercise price of $15.00 per share (the Shares, the Series A Warrants and the Series B Warrants are collectively referred to as the “Purchased Securities”) for an aggregate purchase price of $150 million in cash. When issued, the Shares represented 39.8% of the outstanding Common Stock. Upon issuance, the Series A Warrants and the Series B Warrants will represent approximately 9.9% and 10.0%, respectively, of the outstanding Common Stock.

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

* Unless otherwise indicated, all information in Item 1 is given as of January 28, 2006.

Stores

     Highly Productive, Modern-Format Store Base. Our stores are among the most productive in the supermarket industry and in fiscal 2005 generated sales per store and sales per selling square foot of $28.1 million and $725, respectively, and average approximately 52,800 square feet in size. We design our stores to provide customers with “one-stop” shopping with a wide assortment of foods and general merchandise, as well as a host of additional conveniences, including 128 in-store full-service pharmacies and a wide array of financial services offered by 80 in-store banks (ten of these in-store banks were subsequently closed in February 2006). We are a leading filler of prescriptions among our supermarket competitors in the New York – New Jersey and Philadelphia metropolitan areas and, through our agreements with Bank of America and New York Community Bank, we believe we are one of the leading providers of in-store banking services in our market area.

     Below is a summary of the range of our store sizes as of January 28, 2006:

Total Square Feet	Number of Stores
Greater than 60,000	18
50,001 - 60,000	77
40,000 - 50,000	35
Less than 40,000	11

Total	141

     Prime Real Estate Locations. 112 of our stores are in the greater New York – New Jersey metropolitan area and 29 of our stores are in the greater Philadelphia metropolitan area. Our stores are generally well situated in high-traffic urban and suburban locations where we have established a loyal customer base and where we believe we are well positioned against new competitive entrants, as our store portfolio would be difficult to replicate. Given the prime locations of our stores coupled with a format that offers our customers a convenient, “one-stop” shopping experience, our stores are among the most productive in our industry.

     Provide Superior Customer Service and Store-Level Execution. At Pathmark, customer service is a key area of emphasis. To ensure the implementation of our high customer service standards, we rely on a store evaluation program whereby “mystery shoppers” visit our stores and rate each store on a variety of customer service attributes. One of our top priorities is to continue our strong execution in the area of food safety, which, through our surveys, we have found to be one of the top criterion by which customers choose a supermarket. We intend to continue to develop and improve store-level execution through programs that emphasize proactive, interpersonal communication between store associates and customers.

Merchandising and Store Initiatives

     Merchandising and Store Initiative. During the third quarter of fiscal 2005, the Company implemented a merchandising and store initiative (the “Initiative”) in all of its stores to increase same-store sales and profitability by enhancing the customers’ shopping experience. The Initiative, which was substantially completed in all stores by the end of the third quarter, was designed to:

  Expand the selection and variety in all of our perishable departments, especially produce, meat and deli,
  Better utilize key merchandising areas for new concepts, such as party goods, kitchen items, dollar merchandise and toys, and
  Make our stores easier to shop by eliminating clutter.

     This Initiative is the first phase of our broader merchandising plan to increase same-store sales and profitability. In the longer term, we will focus on additional marketing and merchandising areas, including product placement and adjacencies, private label and enhanced use of the Pathmark Advantage Card.

     Differentiated Merchandising. We believe that our merchandising and marketing programs allow us to differentiate our product and service offering to our customers. We also believe that our large stores and the experience of our category managers and store operators allow us to respond to the varying product demands of our customers with effective merchandising, which is important given the diverse cultural makeup of the communities in which we operate. Given our leading position in our market area, our high customer count and our established marketing skills, we are also able to offer vendors significant opportunities to market their products effectively in a desirable market area.

     Perishables. We believe that the quality of perishable items, particularly produce, is an important factor for consumers when choosing where to shop. We continue to focus on quality produce by utilizing “Produce Pete”, a local television personality who appears on a television show on weekend mornings devoted to tips on shopping for fresh fruits and vegetables, as an integral part of our advertisements.

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

Store Renovation and Expansion

     We continue to renovate and expand our store base since we believe that keeping our stores fresh and up-to-date is critically important. During fiscal 2005, we opened two new stores, one of which was a replacement for a closed store, closed four stores and completed eight store renovations. At the end of fiscal 2005, approximately 73% of our stores were either new or had been renovated over the last five years. During fiscal 2006, we plan to complete 16 store renovations.

     We continuously evaluate our stores for necessary renovations. A typical store renovation requires a capital expenditure between $1.2 million and $3.2 million and generally increases customer traffic and sales, responds to customer demand, competes more effectively against existing and new competitors or updates a particular format to our current prototype. In certain circumstances, we may decide to replace a store instead of conducting a major renovation due to population shifts, availability of a more attractive site or cost considerations.

     We spent $64.5 million on capital expenditures, including technology investments, in fiscal 2005. We expect to spend approximately $70 million on capital expenditures in fiscal 2006.

     The following table sets forth, for the periods indicated, our store development and renovation activities:

	Fiscal Year
	2005	2004		2003	2002	2001
Stores in operation at beginning of the period	143	143		144	141	138
Opened or acquired during the period	2	2	(a)	2	7	5
Closed during the period	(4)	(2)		(3)	(4)	(2)

Stores in operation at end of the period	141	143		143	144	141

Stores renovated during the period	8	19		16	11	34

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

     Given our leading position in our trade area, our large customer base and our established marketing skills, we are able to offer vendors significant opportunities to feature their products effectively in a desirable market area. As a result, we are well-positioned to continue to realize purchasing and cooperative marketing benefits from our vendors.

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

     AmeriSource-Bergen Corp., one of the nation’s leading pharmaceutical wholesalers, currently supplies the vast majority of our pharmacy products. In addition, we have an agreement with Grocery Haulers, Inc. (“GHI”), a third-party trucking company, to transport our products from our outsourced and internally operated warehouse and distribution facilities to our stores. Our general merchandise and health and beauty care products are self-distributed from our 290,000 square foot leased distribution center in Edison, New Jersey. We believe that our warehouse and distribution facilities contain sufficient capacity for the continued expansion of our store base for the foreseeable future. All of our stores are located within 100 miles of these distribution facilities.

Management Information Systems

     In February 2005, we entered into a seven-year extension of our existing outsourcing agreement with International Business Machines Corporation (“IBM”) to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. We may terminate this agreement upon 90 days notice with a payment of a specified termination charge. We believe that this arrangement allows us to focus our management resources on our customers and stores. Over the last several years, we:

  implemented a new financial system that enhanced our operational reporting and analytical tools, installed the latest point-of-sale (“POS”) technology from IBM in all our stores, which improved cashier productivity and customer service, and “self-checkout” equipment in 75 stores, which we believe improved our customers’ shopping experience and lowered store-level operating costs, commenced a multi-year project to upgrade our current merchandising system, which we believe will maximize SKU level profitability, increase sales and improve in-store merchandising and completed the first phase of this project with the implementation of a new Direct Store Delivery System, completed the rollout of new POS software to all stores and fully implemented the new Electronic Payments Switch that we use for processing Debit, Credit, Electronic Benefit Transfer and Gift Card transactions, and upgraded our Wide Area Network to a Multi-Protocol Label Switching Network Platform that provides increased bandwidth and greater resiliency.
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

Associates

          As of January 28, 2006, we employed approximately 24,500 people, of whom approximately 17,000 were employed on a part-time basis. Approximately 90% of our associates are covered by 14 collective bargaining agreements, typically having four-year terms, negotiated with 12 different local unions. During fiscal 2005, two collective bargaining agreements covering approximately 7,500 associates were ratified. During fiscal 2006, two collective bargaining agreements which expired in fiscal 2005, covering approximately 750 associates, were ratified. Five additional contracts, covering approximately 9,250 associates, are up for renewal during the balance of fiscal 2006.

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

     We maintain an internet website on which we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be accessed by going to our website at www.pathmark.com and selecting “Investor Relations.” Paper copies of these documents may be obtained, free of charge, by writing to us at “Pathmark Stores, Inc., Office of Investor Relations, M-409, 200 Milik Street, Carteret, NJ 07008.”

Item 1A. Risk Factors.*

     Our industry is intensely competitive and the competition we encounter may have a negative impact on the prices we may charge for our products, our revenues and profitability. The supermarket business is highly competitive and is characterized by high inventory turnover and narrow profit margins. Results of operations are therefore sensitive to, and may be materially adversely impacted by, among other things, competitive pricing and promotional programs and competitor store openings. We compete with national and regional supermarkets, club stores, supercenters, drug stores, convenience stores, dollar stores, discount merchandisers and other local retailers in the market areas we serve. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition cost and lower operating expenses than we do, and we may be unable to compete successfully in the future.

     We are concentrated in the New York – New Jersey and Philadelphia metropolitan areas. We are vulnerable to economic downturns in that region, in addition to those that may affect the country as a whole, as well as natural and other catastrophic events that may impact that region. Economic conditions such as interest rates, energy costs and unemployment rates may adversely affect our sales which may lead to higher losses, and may also adversely affect our future growth and expansion. Further, since we are concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

     Our renovation and expansion plans may not be successful, which may adversely affect our business and financial condition. A key to our business strategy has been, and will continue to be, the renovation and expansion of total selling square footage. In fiscal 2006, we expect to invest approximately $70 million for capital expenditures on store projects and equipment purchases and plan to complete 16 store renovations. We expect cash flows from operations, supplemented by the unused borrowing capacity under our bank credit facility and the availability of capital lease financing, will be sufficient to fund our capital renovation and expansion programs; however, in the event that cash flows from operations continue to decrease, we may decide to limit our future capital expenditure program. In addition, the greater financial resources of some of our competitors for real estate sites could adversely affect our ability to open new stores. The inability to renovate our existing stores, add new stores or increase the selling area of existing stores could adversely affect our business, our results of operations and our ability to compete successfully.

* Unless otherwise indicated, all information in Item 1A is given as of January 28, 2006.

     We rely on C&S for supply of a majority of our products. Pursuant to the terms of a long-term supply agreement, we rely on C&S for supply of substantially all of the products we sell other than direct store deliveries, general merchandise, pharmacy, health and beauty care and tobacco products. During fiscal 2005, the products supplied from C&S accounted for approximately 62% of all of our supermarket inventory purchases. Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S may occur in the future. Any significant interruption in this supply stream, either as a result of disruptions at C&S or if the C&S agreement were terminated for any reason, could have a material adverse effect on our business and results of operations.

     We are affected by increasing labor and benefit and other operating costs and a competitive labor market and are subject to the risk of unionized labor disruptions. The majority of our operating costs is attributed to associate expenses and, therefore, our financial performance is greatly influenced by increasing wage and benefit costs, a competitive labor market and the risk of labor disruption of our highly unionized workforce. Additionally, our profitability is particularly sensitive to the cost of oil. Oil prices directly affect our product transportation costs, as well as our utility and petroleum-based supply costs (e.g., plastic bags).

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

     We could be affected if consumers lose confidence in the food supply chain. We could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying our products. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

     We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of January 28, 2006, we had $605.5 million in debt and capital lease obligations outstanding. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. A substantial portion of our cash flow from operations is used to service our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business; place ourselves at a competitive disadvantage relative to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to borrow additional funds. Additionally, interest expense could be adversely affected by changes in the interest rate environment, fluctuations in the amount of outstanding debt, and any other factor that results in an increase in debt.

     We participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. We contributed $22.5 million, $22.8 million and $20.8 million to these funds in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return held in the plans, among other factors.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.*

     As of January 28, 2006, we operated 141 supermarkets located in New Jersey, New York, Pennsylvania and Delaware as follows:

State	Number of Stores
New Jersey	65
New York	55
Pennsylvania	17
Delaware	4

Total	141

     Our 141 supermarkets have total square footage of approximately 7.4 million square feet with an aggregate selling area of approximately 5.5 million square feet. Thirteen of these stores are owned and the remaining 128 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Forty-nine leases will expire through fiscal 2010. There are options to renew all of these leases.

     We lease our corporate headquarters in Carteret, New Jersey in premises totaling approximately 150,000 square feet in size. Our lease will expire in fiscal 2011. We have five five-year options remaining on this property.

     Nine of the 13 facilities owned by us are subject to mortgages. We plan to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale-leaseback or mortgage transactions with respect to owned properties if we believe such transactions are financially advantageous.

     We operate a 290,000 square foot leased general merchandise and health and beauty care products distribution center in Edison, New Jersey. Our lease will expire in fiscal 2009. We have two five-year options remaining on this property.

Item 3. Legal Proceedings.

     Complaint. On June 15, 2005, Rick Hartman, a stockholder in the Company, filed in the United States District Court for the District of Delaware a purported class action complaint (the “Complaint”) against us and our directors (the “Individual Defendants”; the Company and the Individual Defendants hereinafter collectively referred to as the “Defendants”). The Complaint asserts on behalf of a purported class of our stockholders a claim against the Defendants for issuing a proxy statement in connection with the Purchase Agreement, that was allegedly materially false and misleading. The Complaint additionally asserts a claim against the Individual Defendants for alleged breach of fiduciary duties in connection with the Purchase Agreement. The Complaint seeks an award of damages for the alleged wrongs asserted in the Complaint. On March 8, 2006, the Court issued an opinion dismissing the Complaint in its entirety (the proxy statement claims with prejudice, and the breach of fiduciary duty claims without prejudice).

* Unless otherwise indicated, all information in Item 2 is given as of January 28, 2006.

     Other. We are subject to claims and suits against us in the ordinary cause of our business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

a)	The Company held its Annual Meeting of Shareholders on November 30, 2005.

b)	Results of votes of security holders:

(1)	Election of Directors	For	Withheld
	Michael R. Duckworth	46,623,341	2,506,470
	Daniel H. Fitzgerald	46,624,726	2,505,085
	Bruce Hartman	46,624,306	2,505,505
	David Jessick	46,006,629	3,123,182
	Larry R. Katzen	46,624,206	2,505,605
	Gregory Mays	46,621,173	2,508,638
	Sarah E. Nash	46,624,256	2,505,555
	John T. Standley	46,620,552	2,509,259
	Ira L. Tochner	46,623,141	2,506,670
	John J. Zillmer	46,595,606	2,534,205

(2)	Adoption of the resolution approving the Amended and Restated Employee Equity Plan:

For	Withheld	Abstain
38,129,164	10,990,709	9,938

(3)	Adoption of the resolution approving the Amended and Restated 2000 Non-Employee Directors Equity Plan:

For	Withheld	Abstain
38,410,822	10,708,005	9,938

(4)	Ratification of Deloitte & Touche LLP as independent registered public accountants for fiscal 2005:

For	Withheld	Abstain
48,493,044	630,656	6,111

Executive Officers of the Registrant

     The following table sets forth the name, age as of March 31, 2006, principal occupation or employment in the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of our executive officers, all of whom are citizens of the United States and serve at the discretion of our Board of Directors. Our executive officers listed below were elected to office for an indefinite period of time. No family relationship exists between any executive officer and any other executive officer or director of the Company.

Name	Age	Positions and Office	Director of the Company Since

John T. Standley (1)	43	Joined us as Chief Executive Officer in August 2005. Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rite Aid Corporation (“Rite Aid”) from January 2004 to August 2005; Senior Executive Vice President and Chief Administrative Officer of Rite Aid from June 2002 to January 2004; Senior Executive Vice President and Chief Financial Officer of Rite Aid prior thereto.	2005

Kenneth A. Martindale	46	Joined us as President and Chief Marketing and Merchandising Officer in January 2006. Chairman of the Board, Chief Executive Officer and President of Intesource, Inc. from November 2004 to December 2005. Principal of the Martindale Development Group, LLC since 1999. Managing Director and Chief Executive Officer of Orchard Street, Inc. from September 1999 through July 2003.	2006

Frank G. Vitrano	50	President, Chief Financial Officer and Treasurer since October 2002; Executive Vice President, Chief Financial Officer and Treasurer prior thereto. Mr. Vitrano joined us in 1972.	1995

John T. Derderian	47	Executive Vice President, Business Strategy and Marketing since February 2004; Senior Vice President, Sales, Advertising and Market Research prior thereto. Mr. Derderian joined us in 1975.	2004

Robert J. Joyce	60	Executive Vice President, Human Resources. Mr. Joyce joined us in 1963.	1989

Mark C. Kramer	56	Executive Vice President, Store Operations since February 2004; Senior Vice President, Northern Division prior thereto. Mr. Kramer joined us in 1977.	2004

Joseph W. Adelhardt	59	Senior Vice President and Controller. Mr. Adelhardt joined us in 1976.	1987

Harvey M. Gutman	60	Senior Vice President, Retail Development. Mr. Gutman joined us in 1976.	1990

Marc A. Strassler	57	Senior Vice President, Secretary and General Counsel. Mr. Strassler joined us in 1974.	1987

(1) Member of the Board of Directors.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Market for Common Stock. Common Stock and warrants are currently trading on the Nasdaq National Market under the ticker symbols “PTMK” and “PTMKW”, respectively. The following table represents the high and low closing prices for our common stock for each quarter in the two fiscal years ended January 28, 2006, as reported by the Nasdaq National Market.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
1st quarter	$7.93	$4.48	$9.19	$7.40
2nd quarter	11.21	7.72	8.83	6.45
3rd quarter	12.28	8.77	7.43	3.50
4th quarter	11.03	9.62	5.97	4.37

     Holders of Record. As of March 31, 2006, there were 52 holders of record of our Common Stock.

     Dividends. We paid no cash dividends to our stockholders during fiscal 2005 and do not currently anticipate paying cash dividends during fiscal 2006. We are prohibited from paying cash dividends to holders of Common Stock under terms of our amended and restated $250 million senior secured credit facility dated as of October 1, 2004, as amended (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. We are restricted from paying cash dividends to holders of Common Stock under the indenture governing our $350 million 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”).

     Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information for fiscal 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,954,612	$12.40	5,910,803
Equity compensation plans not approved by security holders (2)	2,000,000	$10.29	—

Total	6,954,612		5,910,803

(1)	Comprised of the 2000 Employee Equity Plan and the 2000 Non-Employee Directors’ Plan.
(2)	Represents stock options granted by the Board of Directors pursuant to employment contracts with two executive officers.

     Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of Common Stock during the fourth quarter of fiscal 2005.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
November 27 to December 31, 2005 (1)	16,539	$10.27	—	—

(1)	Represents shares withheld by the Company from the vested portion of restricted stock awards with a market value equal to the amount of withholding taxes due.

Item 6. Selected Financial Data.

     The following table (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included elsewhere in this report. The operating results for the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004 and the financial position as of January 28, 2006 and January 29, 2005 are derived from our audited financial statements included elsewhere in this report. The operating results for the 52 weeks ended February 1, 2003 and February 2, 2002 and the financial position as of January 31, 2004, February 1, 2003 and February 2, 2002 are derived from our audited financial statements not included in this report:

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
Operating Results:
Sales	$3,977.0	$3,978.5	$3,991.3	$3,937.7	$3,963.3
Cost of goods sold	(2,846.3)	(2,846.1)	(2,852.6)	(2,816.7)	(2,855.6)

Gross profit	1,130.7	1,132.4	1,138.7	1,121.0	1,107.7
Selling, general and administrative expenses (a)	(1,040.9)	(984.9)	(953.9)	(944.4)	(920.4)
Depreciation and amortization (b)	(90.8)	(89.4)	(84.0)	(84.6)	(76.7)
Impairment of goodwill and long-lived assets (c)	—	(309.0)	—	—	—
Goodwill amortization (c)	—	—	—	—	(265.5)

Operating earnings (loss)	(1.0)	(250.9)	100.8	92.0	(154.9)
Interest expense, net (d)	(64.7)	(67.0)	(72.5)	(65.1)	(70.9)

Net earnings (loss) before income taxes and cumulative
effect of an accounting change	(65.7)	(317.9)	28.3	26.9	(225.8)
Income tax benefit (provision)	25.6	9.3	(11.8)	(13.0)	(16.2)

Net earnings (loss) before cumulative effect
of an accounting change	(40.1)	(308.6)	16.5	13.9	(242.0)
Cumulative effect of an accounting change,
net of tax (e)	—	—	—	(0.6)	—

Net earnings (loss)	$(40.1)	$(308.6)	$16.5	$13.3	$(242.0)

Weighted-average number of shares outstanding – basic	43.5	30.1	30.1	30.1	30.0

Weighted-average number of shares outstanding – diluted	43.5	30.1	30.4	30.4	30.0

Net earnings (loss) per share – basic	$(0.92)	$(10.26)	$0.55	$0.44	$(8.07)

Net earnings (loss) per share – diluted	$(0.92)	$(10.26)	$0.54	$0.44	$(8.07)

Same-store sales increase (decrease)	(0.8)%	(0.8)%	1.2%	(1.7)%	2.5%

Capital expenditures, including property acquired under
capital leases and technology investments	$64.5	$119.0	$79.3	$121.1	$130.5

	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
Financial Position:
Total assets	$1,254.6	$1,253.4	$1,520.9	$1,522.6	$1,495.5
Cash, cash equivalents and marketable securities	77.4	42.6	8.9	11.3	24.6
Debt (excluding capital lease obligations)	425.9	481.2	428.4	451.7	448.5
Capital lease obligations	179.6	193.4	196.5	201.2	191.1
Total debt, including capital lease obligations	605.5	674.6	624.9	652.9	639.6
Stockholders’ equity	171.3	65.2	375.0	356.8	344.4

See notes to selected financial data.

Notes to Selected Financial Data

(a)	Selling, general and administrative expenses (“SG&A”) in fiscal 2005 included a $14.6 million charge related to employee-related separation costs, comprised of (a) a $8.4 million charge related to a corporate headcount reduction program, (b) a $3.6 million charge related to a store labor buyout initiative, and (c) a $2.6 million charge related to separation agreements with two former executives, In addition, SG&A in fiscal 2005 included a $4.7 million charge related to the Initiative and a $1.1 million charge related to a review of strategic alternatives, which resulted in the Yucaipa investment. SG&A in fiscal 2004 is net of a $1.4 million credit to correct, on a cumulative basis, the accounting related to straight-line rent expense and long-term disability and a $1.5 million gain from the sale of real estate. Fiscal 2003 included a $13.7 million gain from the sale of real estate related to the assignment of two real estate leases and a $8.1 million charge related to a store labor buyout initiative and a corporate headcount reduction program. Fiscal 2002 included a $2.0 million charge related to a store labor buyout program.

(b)	Depreciation and amortization in fiscal 2004 included a charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements.

(c)	In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill balance is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Prior to the adoption of SFAS No. 142, goodwill was being amortized over three years. The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. Based on an evaluation of its fair value in fiscal 2002, fiscal 2003 and fiscal 2005, the Company concluded that there was no impairment of its goodwill.

Based on the Company’s evaluation of its goodwill and long-lived assets performed in the fourth quarter of fiscal 2004, the Company recorded a non-cash impairment charge of $309.0 million. The goodwill impairment of $293.8 million, which is not deductible for income tax purposes, represents the write down of the carrying value of the Company’s goodwill to its implied fair value and is due to the Company’s declining operating performance in fiscal 2004 and the reduced valuation multiples in the retail grocery industry. Such negative factors were reflected in the Company’s stock price and market capitalization. The long-lived assets impairment of $15.2 million represents the write downs of under-performing stores to their fair market values.

(d)	Interest expense in fiscal 2005 included a charge of $2.8 million as a result of the defeasance of the Company’s mortgage borrowings utilizing a portion of the proceeds of the Purchased Securities. Fiscal 2004 included a write-off of deferred financing costs of $1.7 million related to the refinancing and pay down the Company’s previous credit agreement. Fiscal 2003 included a derivative settlement charge of $3.7 million related to the termination and settlement of the Company’s $150 million interest rate zero-cost collar and the write off of deferred financing costs of $2.1 million as a result of the repayment of $153 million of the Company’s term loan primarily from proceeds from the issuance of an additional $150 million ($100 million on September 19, 2003 and $50 million on December 18, 2003) aggregate principal amount of Senior Subordinated Notes. Fiscal 2002 included the reversal of an accrued interest liability of $2.2 million related to the favorable resolution of certain tax issues.

(e)	The Company adopted, as of the beginning of fiscal 2002, Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed. As a result, the Company recorded a charge, as of the first quarter of fiscal 2002, of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     Our sales are derived from the retail sale of products at our stores. Internally, we look to a variety of indicators to evaluate our sales and gross profit performance, including, among others: same-store sales; sales per store; sales per selling square foot; percentage of total sales by department; shrink and department gross margins. We focus on increasing same-store sales, sales per selling square foot and sales per store through programs which provide greater customer service and better store-level execution, promotional activities and merchandising, as well as high sanitation standards. During the third quarter of fiscal 2005, we implemented the Initiative in all of our stores to increase same-store sales and profitability by enhancing the customers’ shopping experience. The Initiative is the first phase of our broader merchandising plan to increase same-store sales and profitability. In the longer term, we will focus on additional marketing and merchandising areas, including product placement and adjacencies, private label and enhanced use of the Pathmark Advantage Card.

     Our operating expenses are primarily incurred from selling, general and administrative costs. Over 70% of these costs are for labor and labor-related benefits. Internally, we focus on a variety of indicators to evaluate our expense performance, including, among others: labor costs, including labor hours and hourly labor rates and labor-related expenses such as welfare costs, pension costs, payroll taxes and workers’ compensation costs. In fiscal 2005, we focused on controlling labor costs through a labor buyout initiative. Selling, general and administrative expenses other than labor and labor-related costs include occupancy expenses, supplies and customer accident claims, among others.

     As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all our stores on an ongoing basis. We may, from time to time, make decisions regarding acquisitions, closures, relocations or renovations in accordance with such evaluations. During fiscal 2005, we opened two new stores, one of which was a replacement for a closed store, closed four stores and completed eight store renovations. During fiscal 2006, we plan to complete 16 store renovations.

Fiscal 2005 Compared to Fiscal 2004

     The following table sets forth selected consolidated statements of operations data (dollars in millions):

	52 Weeks Ended
	January 28, 2006		January 29, 2005
	Amount	%	Amount	%
Sales	$3,977.0	100.0%	$3,978.5	100.0%

Gross profit	$1,130.7	28.4%	$1,132.4	28.5%
Selling, general and administrative expenses	(1,040.9)	(26.1)	(984.9)	(24.8)
Depreciation and amortization	(90.8)	(2.3)	(89.4)	(2.2)
Impairment of goodwill and long-lived assets	—	—	(309.0)	(7.8)

Operating loss	(1.0)	—	(250.9)	(6.3)
Interest expense, net	(64.7)	(1.6)	(67.0)	(1.7)

Loss before income taxes	(65.7)	(1.6)	(317.9)	(8.0)
Income tax benefit	25.6	0.6	9.3	0.2

Net loss	$(40.1)	(1.0)%	$(308.6)	(7.8)%

     Sales. The following table sets forth data related to sales for fiscal 2005 and fiscal 2004:

	52 Weeks Ended
	January 28, 2006	January 29, 2005
Total sales decrease	—%	(0.3)%
Same-store sales decrease	(0.8)%	(0.8)%
Sales per selling square foot	$725	$724

     Sales in both fiscal 2005 and fiscal 2004 were $3.98 billion. Sales in fiscal 2005 increased 1.2% from new stores, offset by a 0.8% decrease in same-store sales (stores open the entire year in both fiscal 2005 and fiscal 2004, including replacement stores and enlargements) and a 0.4% decrease from closed stores. We believe sales benefited from an increase in average order size, but continued to be negatively affected by a decrease in customer traffic. During fiscal 2005, we opened two new stores, one of which was a replacement for a closed store, closed four stores and completed eight store renovations. We operated 141 stores at the end of fiscal 2005 and 143 stores at the end of fiscal 2004.

     Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in both fiscal 2005 and fiscal 2004 was $1.13 billion. As a percentage of sales, gross profit was 28.4% in fiscal 2005 compared to 28.5% in fiscal 2004; the reduction in the gross profit percentage in fiscal 2005 was primarily due to increased inventory shrink and logistic costs, offset by improved departmental mix. As a result of the Initiative, we incurred higher inventory shrink in the third and fourth quarters of fiscal 2005 of $10.3 million, as compared to the prior year, primarily in the perishable departments.

     SG&A. SG&A in fiscal 2005 was $1,040.9 million or 26.1% of sales compared to $984.9 million or 24.8% of sales in fiscal 2004, an increase of $56.0 million. SG&A in fiscal 2005 included: (1) a $14.6 million charge related to employee-related separation costs, comprised of (a) a $8.4 million charge related to a corporate headcount reduction program, (b) a $3.6 million charge related to a store labor buyout initiative, and (c) a $2.6 million charge related to separation agreements with two former executives, (2) a $4.7 million charge related to the Initiative, (3) a $1.2 million charge related to the amortization of stock-based compensation, and (4) a $1.1 million charge related to a review of strategic alternatives, which resulted in the Yucaipa investment. SG&A in fiscal 2004 was net of a $1.4 million credit to correct, on a cumulative basis, the accounting for our operating leases and long-term disability plan (See Note 29. Accounting Adjustments – Fiscal 2004) and a $1.5 million gain from the sale of real estate. The balance of the increase in SG&A in fiscal 2005 compared to fiscal 2004 is primarily due to the following factors: (1) supply and utility expenses increased by 0.3% of sales, due to higher oil prices, (2) welfare, pension and medical expenses increased by 0.1% of sales, and (3) store labor expenses increased by 0.1% of sales, due to contractual increases.

     Impairment of Goodwill and Long-Lived Assets. Based on the evaluation of our goodwill and long-lived assets performed in the fourth quarter of fiscal 2005, we concluded there was no impairment in fiscal 2005 compared to a non-cash impairment charge of $309.0 million in fiscal 2004.

     Depreciation and Amortization. Depreciation and amortization of $90.8 million in fiscal 2005 was $1.4 million higher than the $89.4 million in fiscal 2004. The increase in depreciation and amortization expense in fiscal 2005 compared to fiscal 2004 was primarily due to the amortization of the first phase, completed in fiscal 2004, of a multi-year project to upgrade our merchandising system. Depreciation and amortization in fiscal 2004 included a charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements (see Note 29. Accounting Adjustments – Fiscal 2004).

     Operating Loss. The operating loss was $1.0 million in fiscal 2005 compared to $250.9 million in fiscal 2004. The decrease in the operating loss in fiscal 2005 compared to fiscal 2004 was primarily due to the goodwill and long-lived assets impairment charge of $309.0 million in fiscal 2004, partially offset by higher SG&A expenses in fiscal 2005.

     Interest Expense, Net. Interest expense was $64.7 million in fiscal 2005 compared to $67.0 million in fiscal 2004. The decrease in interest expense in fiscal 2005 was primarily due to lower debt and higher cash investments resulting from the Yucaipa investment. We used a portion of the net proceeds to pay down our Working Capital Facility borrowings and defease our mortgage borrowings, which resulted in a mortgage debt extinguishment charge of $2.8 million. Fiscal 2004 included a write-off of deferred financing costs of $1.7 million related to the refinancing of our previous credit agreement.

     Income Tax Benefit. The income tax benefit of $25.6 million in fiscal 2005 was based on an effective tax rate of 38.9% and the income tax benefit of $9.3 million in fiscal 2004 was based on an effective income tax rate of 42.0%. During fiscal 2005 and fiscal 2004, we made income tax payments of $3.2 million and $3.9 million, respectively. Refer to Note 20 of the consolidated financial statements for information related to our income taxes.

     Summary of Operations. The net loss in fiscal 2005 was $40.1 million compared to $308.6 million in fiscal 2004. The decrease in the net loss in fiscal 2005 compared to fiscal 2004 was primarily due to the goodwill and long-lived assets impairment charge of $309.0 million in fiscal 2004 and higher SG&A expenses, lower interest expense and higher income tax benefits in fiscal 2005.

Fiscal 2004 Compared to Fiscal 2003

     The following table sets forth selected consolidated statements of operations data (dollars in millions):

	52 Weeks Ended
	January 29, 2005		January 31, 2004
	Amount	%	Amount	%
Sales	$3,978.5	100.0%	$3,991.3	100.0%

Gross profit	$1,132.4	28.5%	$1,138.7	28.5%
Selling, general and administrative expenses	(984.9)	(24.8)	(953.9)	(23.9)
Depreciation and amortization	(89.4)	(2.2)	(84.0)	(2.1)
Impairment of goodwill and long-lived assets	(309.0)	(7.8)	—	—

Operating earnings (loss)	(250.9)	(6.3)	100.8	2.5
Interest expense, net	(67.0)	(1.7)	(72.5)	(1.8)

Earnings (loss) before income taxes	(317.9)	(8.0)	28.3	0.7
Income tax benefit (provision)	9.3	0.2	(11.8)	(0.3)

Net earnings (loss)	$(308.6)	(7.8)%	$16.5	0.4%

     Sales. The following table sets forth data related to sales for fiscal 2004 and fiscal 2003:

	52 Weeks Ended
	January 29, 2005	January 31, 2004
Total sales increase (decrease)	(0.3)%	1.4%
Same-store sales increase (decrease)	(0.8)%	1.2%
Sales per selling square foot	$724	$734

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

     SG&A. SG&A in fiscal 2004 was $984.9 million or 24.8% of sales compared to $953.9 million or 23.9% of sales in fiscal 2003. SG&A in fiscal 2004 is net of a $1.4 million credit to correct, on a cumulative basis, the accounting for our operating leases and long-term disability plan (see Note 29. Accounting Adjustments – Fiscal 2004) and a $1.5 million gain from the disposition of real estate. SG&A in fiscal 2003 included a $13.7 million gain from the disposition of real estate related to the assignment of two real estate leases and a $8.1 million charge related to our store labor buyout initiative and corporate headcount reduction program, which was commenced and completed during the first six months of fiscal 2003 in order to reduce labor costs. Excluding the aforementioned items of $2.9 million and $5.6 million in fiscal 2004 and in fiscal 2003, respectively, SG&A in fiscal 2004 increased by $28.3 million, or 0.7% of sales, compared to fiscal 2003, primarily due to the following factors: (1) welfare, pension and medical expenses increased by 0.3% of sales, (2) store labor expenses increased by 0.2% of sales, due to the negative sales leverage, and (3) rent and real estate taxes increased by 0.1% of sales due to three new stores compared to fiscal 2003. The remaining increases were primarily due to professional fees associated with implementing the requirements of the Sarbanes-Oxley Act as well as system expenses and costs related to our strategic alternative.

     Depreciation and Amortization. Depreciation and amortization of $89.4 million in fiscal 2004 was $5.4 million higher than the $84.0 million in fiscal 2003. The increase in depreciation and amortization expense in fiscal 2004 compared to fiscal 2003 was primarily due to an increase of $30.0 million in capital expenditures, including technology investment, in fiscal 2004, and a charge to depreciation and amortization expense of $2.0 million in fiscal 2004 related to leasehold improvements.

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

     Interest Expense, Net. Interest expense was $67.0 million in fiscal 2004 compared to $72.5 million in fiscal 2003. Interest expense in fiscal 2004 included a write off of deferred financing costs of $1.7 million related to the refinancing of our previous credit agreement. Interest expense in fiscal 2003 included a derivative settlement charge of $3.7 million related to the termination and settlement of $150 million of our interest rate zero-cost collar and the write off of deferred financing costs of $2.6 million resulting from the repayment of $171 million of our Term Loan primarily from proceeds of additional borrowings of $150 million under the Senior Subordinated Notes. Excluding these items, interest expense in fiscal 2004 decreased by $0.9 million compared to fiscal 2003. The decrease in interest expense in fiscal 2004 was primarily due to lower interest rates.

     Income Tax Benefit (Provision). The income tax benefit in fiscal 2004 was $9.3 million compared to an income tax provision in fiscal 2003 of $11.8 million. During fiscal 2004 and fiscal 2003, we made income tax payments of $3.9 million and $6.1 million, respectively.

     Summary of Operations. The net loss in fiscal 2004 was $308.6 million compared to net earnings of $16.5 million in fiscal 2003. The decrease in net earnings in fiscal 2004 compared to fiscal 2003 was primarily due to the goodwill and long-lived assets impairment charge of $309.0 million in fiscal 2004.

Liquidity and Capital Resources

     Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Cash provided by (used for):
Operating activities	$27.4	$101.2	$90.8
Investing activities	(67.9)	(99.6)	(51.5)
Financing activities	71.3	32.1	(41.7)

     The decrease in cash provided by operating activities in fiscal 2005 compared to fiscal 2004 was primarily due to a higher net loss, excluding the non-cash goodwill and long-lived assets impairment charge in fiscal 2004, an increase in the deferred income tax benefit and lower cash generated by operating assets and liabilities. The increase in cash provided by operating activities in fiscal 2004 compared to fiscal 2003 was primarily due to higher cash generated by operating assets and liabilities due to the timing of certain disbursements, partially offset by lower cash provided by operating earnings.

     The decrease in cash used for investing activities in fiscal 2005 compared to fiscal 2004 was primarily due to lower capital expenditures, including technology investments, partially offset by net purchases of marketable securities. The increase in cash used for investing activities in fiscal 2004 compared to fiscal 2003 was due to higher capital expenditures, including technology investments, and the acquisition of Community Supermarket Corporation, partially offset by lower proceeds from the sale of real estate.

     The increase in cash used for financing activities in fiscal 2005 compared to fiscal 2004 was primarily due to the proceeds related to the issuance of the Purchased Securities, net of debt repayments (see Debt Service and Liquidity below). The increase in cash provided by financing activities in fiscal 2004 compared to fiscal 2003 was primarily due to net increased borrowings; fiscal 2003 included a $171.5 million repayment of the term loan, primarily from proceeds of $153.9 million from additional issuances of Senior Subordinated Notes.

          Debt Service and Liquidity. Our liquidity significantly improved on June 9, 2005, when pursuant to the Purchase Agreement, we issued the Purchased Securities to the Investors for an aggregate purchase price of $150 million in cash. We received $137.5 million for the Purchased Securities, net of $12.5 million of costs directly attributable to the offering. We used $40.3 million of the net proceeds to pay down our working capital facility borrowings and $23.3 million to defease our mortgage borrowings. The remaining net proceeds were invested in short-term cash investments and are being used for general corporate purposes, including capital expenditures.

     During fiscal 2004, we entered into the Credit Agreement which expires on October 1, 2009 and consists of a $180 million working capital facility, including letters of credit, (“Working Capital Facility”) and a $70 million term loan (“Term Loan”). The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting us to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that we must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to our Consolidated EBITDA for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that we shall not, at any time, permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarters basis) at the end of any fiscal quarter to be more than (i) 2.4:1.0 for the fourth fiscal quarter of fiscal 2005 and each of the first three quarters of fiscal 2006 and (ii) 1.9:1.0 for each fiscal quarter thereafter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70 million as of January 28, 2006) and the amount of outstanding letters of credit ($81.5 million as of January 28, 2006). Based on the Senior Leverage Ratio at the end of fiscal 2005, we have full availability under the Working Capital Facility after giving effect to Credit Extensions of $98.5 million. Also, the Credit Agreement prohibits the payment of cash dividends and contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control (excluding the purchase by the Investors of the Purchased Securities). We were in compliance with all Credit Agreement covenants as of January 28, 2006.

     We believe that cash flows from operations supplemented by our cash and cash equivalents and marketable securities, the unused borrowing capacity under the Credit Agreement and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations continue to decrease, we may decide to limit our future cash capital expenditure program and, subject to the Senior Leverage Ratio, our ability to utilize the full amount available under the Working Capital Facility could be limited.

     There are no credit agency ratings-related triggers in either the Credit Agreement or in the indenture related to the Senior Subordinated Notes (the “Indenture”) that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

     Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 5.3% during fiscal 2005.

     All of the obligations under the Credit Agreement are guaranteed by our 100% owned subsidiaries, except our non-guarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leased to Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

     We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The Indenture contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. We were in compliance with all Senior Subordinated Notes covenants as of January 28, 2006.

     Contractual Obligations and Commitments. We enter into a variety of legally binding obligations and commitments in the normal course of our business. The table below presents our long-term contractual obligations and commitments which represent known future cash payments that we will be required to make under existing contractual arrangements. Some amounts are based on management’s estimates and assumptions and amounts actually paid may vary from those reflected below. The following table presents contractual obligations as of January 28, 2006 (in millions):

	Payments Due by Fiscal Years
	Total	2006	2007 and 2008	2009 and 2010	Thereafter
Debt obligations (1)	$425.9	$2.1	$1.4	$71.2	$351.2
Interest on debt obligations	206.0	52.0	58.0	65.3	30.7
Capital lease obligations (1)	179.6	10.9	17.6	17.4	133.7
Interest on capital lease obligations	187.4	19.1	37.8	33.9	96.6
Operating lease obligations (2)	498.0	59.2	106.3	83.1	249.4
Purchase obligations (3)	693.3	103.7	203.6	201.4	184.6
Other liabilities (4)	248.8	54.2	56.7	44.7	93.2

Total	$2,439.0	$301.2	$481.4	$517.0	$1,139.4

(1)	Debt and capital lease obligations include principal payments only.

(2)	Operating lease obligations, net of sublease income of $56.1 million, are $441.9 million.

(3)	In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Our obligation related to these contracts is typically limited to return of unearned allowances and therefore no amounts have been included above. Purchase obligations shown above relate to the outsourcing of a major portion of our distribution, trucking and information systems functions through long-term agreements, as noted below.
  We have a supply agreement with C&S, expiring in January 2013, pursuant to which C&S supplies substantially all of our grocery, frozen and perishable merchandise requirements. Under our arrangement with C&S, we negotiate prices, discounts and promotions with vendors. We pay C&S a per case upcharge, and have annual minimum case commitments. The table above reflects this minimum upcharge. During fiscal 2005, the products supplied from C&S accounted for approximately 62% of all of our supermarket inventory purchases. This agreement may only be terminated for cause or certain events of bankruptcy by either party.

  In February 2005, we entered into a seven-year extension of our existing outsourcing agreement with IBM to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. We may terminate this agreement with a payment of a specified termination charge.

  We also have an agreement, expiring in January 2014, with GHI, a local trucking company, to provide us with trucking services. Under this arrangement, there is an annual fixed fee in addition to transportation charges. The fixed fee is reflected in the table above. We may terminate this agreement with a payment of a specified termination charge. In addition, in connection with the sale of the trucking business to GHI in 1997, GHI agreed to continue making (and continues to make) contributions to the Local 863 Pension Fund (the “Fund”), a multi-employer pension plan. The Company agreed in the sale agreement that in the event GHI were to withdraw (as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”)) from the Fund, to indemnify GHI under certain circumstances against all liabilities it would have arising from such a withdrawal (“Fund Withdrawal Liability”) and to provide a letter of credit in the full amount of the Fund Withdrawal Liability to secure the potential indemnification obligation. In 1997, we delivered letters of credit in the aggregate amount of approximately $3 million in favor of GHI and the Fund. In fiscal 2005, we delivered an additional $7 million letter of credit in favor of GHI, and agreed to adjust said letter of credit (or other collateral) up or down annually beginning in fiscal 2006 to reflect any change in the maximum amount of the Fund Withdrawal Liability estimated for a complete withdrawal by GHI from the Fund. We have also agreed with GHI that any annual increase in said letter of credit would not exceed $5 million; provided, however, that in the event of certain change-of-control transactions involving the Company (excluding the Yucaipa Investment), a failure to provide an annual increase in the letter of credit when due, or a material adverse change in our financial condition, we would be required to furnish a letter of credit in the full amount of the Fund Withdrawal Liability (estimated by the actuary to the multi-employer pension plan to be approximately $42 million), less any outstanding letters of credit in favor of GHI and/or the Fund.

(4)	Other liabilities include estimated self-insured obligations, estimated unfunded pension liabilities and estimated post-retirement and post-employment obligations.

     We had outstanding letters of credit of $81.5 million as of January 28, 2006, of which $79.9 million were standby letters of credit covering primarily self-insured or performance obligations. The remaining $1.6 million were commercial letters of credit supporting purchases of imported products.

     Off-Balance Sheet Arrangements. In the normal course of business, we have assigned to third parties various leases related to former businesses that we sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making rental payments under the Assigned Leases, under certain circumstances we could be required to assume the lease obligation. As of January 28, 2006, our records indicate that 62 Assigned Leases may still have term remaining; however, we have no way of knowing in many instances if such Assigned Leases are still actually in effect or have been terminated by our assignees or their successors. Assuming that each Assigned Lease is still in effect and that each respective assignee became unable to continue to make rental payments under an Assigned Lease, an event we believe to be remote, management estimates our maximum potential obligation with respect to the Assigned Leases to be approximately $92 million, which could be partially or totally offset by reassigning or subletting such leases. We have recognized a liability on our consolidated balance sheet as of January 28, 2006 of $2.5 million, which represents certain guarantees attributable to our secondary liability in connection with Assigned Leases assigned after December 31, 2002. Additionally, during 1997, the Company sold its distribution operation to C&S and its trucking operation to GHI. In each case, C&S and GHI agreed to continue making (and continue to make) contributions to the applicable multi-employer pension plan. In connection with each sale, the Company agreed that, in the event of a withdrawal from the plan by the applicable acquiring party, it would, under certain circumstances and to a limited extent with respect to C&S, indemnify each of the acquirers with respect to such contingent withdrawal liability. The Company is also a party to a variety of contracts under which it may be obligated to indemnify the other party for certain matters. These contracts primarily relate to the Company’s commercial contracts, purchase and sale agreements, leases, financial agreements and various other agreements. Under these contracts, the Company may provide routine indemnification relating to representations and warranties, or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, the Company has not made a significant payment for these indemnifications.

     Capital Expenditures. Capital expenditures, including technology investments, were $64.5 million in fiscal 2005 compared to $119.0 million in fiscal 2004 and $79.3 million in fiscal 2003. Capital expenditures in fiscal 2005 included $7.6 million related to the Initiative. During fiscal 2005, we opened two new stores, one of which was a replacement for a closed store, closed four stores and completed eight store renovations. During fiscal 2004, we opened three new stores, one of which was formerly operated by joint venture and was previously included in our store count, closed two stores, one of which was formerly operated by a joint venture, and completed 19 store renovations. During fiscal 2006, our capital expenditure plan is to invest approximately $70 million in 16 store renovations and in technology investments.

     Contingencies. We are subject to claims and suits in the ordinary cause of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations, financial position or cash flows. We have taken certain tax positions, which may be challenged, and have reserved for such tax positions in noncurrent liabilities as payment, if any, is not expected within one year. While the ultimate resolution of these positions cannot be determined with any degree of certainty, management believes that the aggregate contingencies, if any, when compared to the amounts reserved, will not have a material effect on our financial statements taken as a whole.

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

     Impairment of Long-Lived Assets. It is our accounting policy to assess the carrying value of our long-lived assets for possible impairment on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. Based on our fiscal 2005 and fiscal 2003 assessments, we concluded there were no impairments of our long-lived assets. In fiscal 2004, we estimated future cash flows based on economic and business assumptions and concluded that there was an impairment of $15.2 million. Since our estimates project cash flow several years into the future, they could be affected by variable factors such as inflation and economic conditions.

     Goodwill Impairment. We perform our annual evaluation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” in the fourth quarter of each fiscal year. Based on our fiscal 2005 and fiscal 2003 evaluations, we concluded there were no impairments of our goodwill. In fiscal 2004 we concluded that there was a $293.8 million impairment of our goodwill. Since such impairment analysis is based on economic and business assumptions, the goodwill impairment analysis in the future could be affected by changes in these business and economic conditions, changes in consumer spending, the competitive environment in which we operate and other risks detailed elsewhere in this report.

     Pension Plans. For all our pension plans, pension expense was $5.3 million (including a $7.5 million charge related to the retirement incentive program and executive separations) for fiscal 2005, and pension income was $4.1 million and $4.3 million (including a $2.1 million charge related to the retirement incentive program) for fiscal 2004 and fiscal 2003, respectively, and was calculated based upon a number of actuarial assumptions. The expected return on assets of the Pathmark Stores, Inc. Pension Plan (the “Qualified Plan”) represents the weighted-average of expected returns for each asset category, which have been developed using information from a number of third-party consultants and long-term historical data on returns for different asset categories and inflation. We also considered the Qualified Plan’s historical 10-year and 20-year compounded returns of 10.7% and 12.7%, respectively, which have exceeded broad market returns over comparable periods, indicating a significant premium has been gained through active management of plan assets. Based on these factors and the asset allocation discussed below, we elected to use a 9.0% expected return on plan assets in determining pension cost for fiscal 2005. This was consistent with fiscal 2004 and fiscal 2003. Our assumption was net of expected plan expenses payable from the trust fund, which was less than 0.5% of plan assets.

     The expected long-term rate of return on our Qualified Plan assets is based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return of 10.5%, and 30% with fixed income managers, with an expected long-term rate of return of 5.5% (both were net of expected plan expenses payable from the trust fund). Because of market fluctuation, our actual asset allocation as of December 31, 2005 was 74% with equity managers and 26% with fixed income managers. We believe, however, that our long-term asset allocation on average will approximate 70% with equity managers and 30% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. An additional 0.5% reduction in our expected long-term rate of return on Qualified Plan assets, holding all other factors constant, would have increased pension expense during fiscal 2005 by approximately $1.3 million.

     We base our determination of pension expense or income, in part, on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. As of January 28, 2006, we had cumulative net actuarial gains of approximately $6.6 million, due to the differences between expected and actual return on plan assets, which remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial gains may result in increases in our future pension income depending on several factors, including future asset gains and losses and whether such gains and losses, as recognized at each measurement date, together with other actuarial experience recognized, exceed the corridor in which gains and losses are not amortized, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Actuarial gains and losses are amortized over the average future working lifetime of participants expected to receive benefits from the plan (a period of 12.2 years for the Qualified Plan for fiscal 2005).

     The discount rate used reflects the market rate for high-quality fixed-income investments on our annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services) to the expected plan benefit payments defined by the Projected Benefit Obligation. The discount rate determined on this basis was 5.75% as of January 28, 2006 and as of January 29, 2005. Pension income is sensitive to the discount rate and salary increase assumptions used. A 0.25% decrease in the discount rate and salary increase assumptions used would have increased pension expense during fiscal 2005 by approximately $0.7 million. A 0.25% increase in salary raises assumed would have increased pension expense during fiscal 2005 by approximately $0.5 million.

     Based on an expected return on plan assets assumption of 9.0%, a discount rate of 5.75% and our various other relevant current assumptions, we estimate that our pension income for all pension plans combined will approximate $1.5 million for fiscal 2006, $2.2 million for fiscal 2007 and $3.1 million for fiscal 2008. Actual pension income in the future will depend on future investment performance, changes in discount rates and various other factors related to the populations participating in our pension plans.

     The value of our Qualified Plan assets has increased from $262.8 million at December 31, 2004 to $270.9 million at December 31, 2005. Accruing benefits, unfavorable actuarial experience and the additional liability resulting from the retirement incentive program, have lowered the overfunded status of our Qualified Plan, net of benefit obligations, from $72.5 million at December 31, 2004 to $58.4 million at December 31, 2005. We believe that, based on our actuarial assumptions and due to the overfunded status of our Qualified Plan, we will not be required to make any cash contributions to our Qualified Plan for at least the next three years.

          Self-Insured Claims Liabilities and Postemployment Benefits. We are self insured for claims relating to customer, associate and vehicle accidents, as well as certain associate medical and disability benefits, and, except for associate medical insurance, we maintain third-party excess insurance coverage for such claims. It is our accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported discounted at a risk-free interest rate. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns. At January 28, 2006, liabilities for self-insured claims and benefits were $59.3 million and for postemployment benefits were $6.7 million.

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees.” This statement requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The effective date of this statement was deferred until the beginning of the annual reporting period that begins after June 15, 2005, i.e., for our first quarterly reporting period ending April 29, 2006. As a result, we will adopt this statement in fiscal 2006. We currently measure compensation costs related to share-based payments under APBO No. 25, as allowed by SFAS No. 123, and provides the required disclosure in the notes to the consolidated financial statements. This statement provides for two transition alternatives: modified-prospective transition or modified-retrospective transition. We will be using the modified-prospective transition method. Under this method, compensation cost will be recognized beginning in fiscal 2006 for all awards granted or modified after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We expect our non-cash stock compensation expense for fiscal 2006 to be approximately $5.1 million for the unvested portion of previously granted awards. This statement also requires us to include the benefits of tax deductions in excess of recognized compensation expense be reported as financing activity in the Company’s “Consolidated Statements of Cash Flows.” The future impact on our “Consolidated Statements of Cash Flows” cannot be estimated at this time.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APBO No. 20 and SFAS No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income in the period of the change. This statement requires retrospective application to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period,” which concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. This FSP is effective for reporting periods beginning after December 15, 2005. We do not expect that the implementation of FSP No. FAS 13-1 will have a material impact on our consolidated financial statements.

     In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the timing and measurement of an impairment loss. These FSP’s are required to be applied to reporting periods beginning after December 15, 2005 and will be adopted by us in the first quarter of fiscal 2006. We do not expect the adoption of these FSP’s will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on January 28, 2006. During fiscal 2005, the average interest rates in effect on borrowings under our Term Loan was 5.3%. A 1% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our treasury management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 8. Financial Statements.

Pathmark Stores, Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Sales	$3,977.0	$3,978.5	$3,991.3
Cost of goods sold	(2,846.3)	(2,846.1)	(2,852.6)

Gross profit	1,130.7	1,132.4	1,138.7
Selling, general and administrative expenses	(1,040.9)	(984.9)	(953.9)
Depreciation and amortization	(90.8)	(89.4)	(84.0)
Impairment of goodwill and long-lived assets	—	(309.0)	—

Operating earnings (loss)	(1.0)	(250.9)	100.8
Interest expense, net	(64.7)	(67.0)	(72.5)

Earnings (loss) before income taxes	(65.7)	(317.9)	28.3
Income tax benefit (provision)	25.6	9.3	(11.8)

Net earnings (loss)	$(40.1)	$(308.6)	$16.5

Weighted-average number of shares outstanding – basic	43.5	30.1	30.1

Weighted-average number of shares outstanding – diluted	43.5	30.1	30.4

Net earnings (loss) per share – basic	$(0.92)	$(10.26)	$0.55

Net earnings (loss) per share – diluted	$(0.92)	$(10.26)	$0.54

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	January 28, 2006	January 29, 2005
ASSETS
Current Assets
Cash and cash equivalents	$73.4	$42.6
Marketable securities	4.0	—
Accounts receivable, net	21.1	19.9
Merchandise inventories	180.6	182.2
Due from suppliers	69.6	74.7
Other current assets	23.9	21.4

Total current assets	372.6	340.8
Property and equipment, net	552.3	575.0
Goodwill	144.7	144.7
Other noncurrent assets	185.0	192.9

Total assets	$1,254.6	$1,253.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$100.2	$102.1
Current maturities of debt	2.1	36.6
Current portion of capital lease obligations	11.1	15.1
Accrued expenses and other current liabilities	167.1	160.3

Total current liabilities	280.5	314.1
Long-term debt	423.8	444.6
Long-term capital lease obligations	168.5	178.3
Other noncurrent liabilities	210.5	251.2

Total liabilities	1,083.3	1,188.2

Stockholders’ equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, $0.01 par value	0.5	0.3
Authorized: 100,000,000 shares; issued: 52,012,553 shares at January 28, 2006 and 30,099,510 shares at January 29, 2005
Common stock warrants	69.7	60.0
Paid-in capital	752.4	607.9
Accumulated deficit	(638.4)	(598.3)
Accumulated other comprehensive loss	(4.1)	(4.0)
Unearned stock-based compensation	(8.8)	—
Treasury stock, at cost: 28,318 shares at January 29, 2005	—	(0.7)

Total stockholders’ equity	171.3	65.2

Total liabilities and stockholders’ equity	$1,254.6	$1,253.4

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows
(in millions)

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Operating Activities
Net earnings (loss)	$(40.1)	$(308.6)	$16.5
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	90.8	89.4	84.0
Amortization and write off of deferred financing costs	1.8	3.4	4.8
Amortization of stock-based compensation	1.2	—	—
Deferred income tax provision (benefit)	(28.3)	(12.4)	7.6
Loss on mortgage debt extinguishment	2.8	—	—
Tax benefit related to stock-based compensation	1.9	—	—
Gain on the sale of property and equipment	(0.2)	(1.5)	(13.7)
Impairment of goodwill and long-lived assets	—	309.0	—
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	(1.2)	1.3	0.6
Merchandise inventories	1.6	5.0	(1.7)
Due from suppliers	5.1	6.6	(3.5)
Other current assets	(2.5)	8.9	(1.2)
Noncurrent assets	2.1	(2.8)	(6.6)
Accounts payable	(1.9)	14.9	(5.0)
Accrued expenses and other current liabilities	6.8	2.9	0.4
Other noncurrent liabilities	(12.5)	(14.9)	8.6

Cash provided by operating activities	27.4	101.2	90.8

Investing Activities
Capital expenditures, including technology investments	(64.2)	(98.8)	(68.8)
Purchases of marketable securities	(40.0)	—	—
Sales of marketable securities	36.0	—	—
Acquisition of Community Supermarket Corporation	—	(4.5)	—
Proceeds from the sale of property and equipment	0.3	3.7	17.3

Cash used for investing activities	(67.9)	(99.6)	(51.5)

Financing Activities
Proceeds from issuance of common stock and common stock warrants,
net of expenses	137.5	—	1.8
Borrowings (repayments) under the working capital facility, net	(34.4)	29.9	(5.5)
Mortgage debt repayments and extinguishment	(23.8)	—	—
Repayments of capital lease obligations	(13.8)	(15.2)	(19.1)
Proceeds from the exercise of stock options	5.9	—	—
Borrowings under other debt	3.1	2.8	3.4
Repayments of other debt	(2.5)	(4.7)	(3.6)
Deferred financing costs	(0.5)	(4.9)	(1.1)
Purchase of treasury stock	(0.2)	—	—
Borrowings under the term loan	—	70.0	—
Repayments of the term loan	—	(45.8)	(171.5)
Borrowings under the senior subordinated notes	—	—	153.9

Cash provided by (used for) financing activities	71.3	32.1	(41.7)

Increase (decrease) in cash and cash equivalents	30.8	33.7	(2.4)
Cash and cash equivalents at beginning of period	42.6	8.9	11.3

Cash and cash equivalents at end of period	$73.4	$42.6	$8.9

Supplemental Disclosures of Cash Flow Information
Interest paid	$65.0	$64.4	$63.3

Income taxes paid	$3.2	$3.9	$6.1

Non-Cash Investing and Financing Activities
Capital expenditures, primarily capital lease obligations incurred	$0.3	$15.7	$10.5

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Unearned Stock-based Compensation	Treasury Stock	Total Stockholders’ Equity
Balance, February 1, 2003	$0.3	$60.0	$607.9	$(306.2)	$(4.5)	$—	$(0.7)	$356.8

Net earnings	—	—	—	16.5	—	—	—	16.5
Settlement and termination of
cash-flow hedge, net of tax	—	—	—	—	3.7	—	—	3.7
Minimum pension liability, net of tax	—	—	—	—	(2.0)	—	—	(2.0)

Total comprehensive earnings	—	—	—	16.5	1.7	—	—	18.2

Balance, January 31, 2004	0.3	60.0	607.9	(289.7)	(2.8)	—	(0.7)	375.0

Net loss	—	—	—	(308.6)	—	—	—	(308.6)
Minimum pension liability, net of tax	—	—	—	—	(1.2)	—	—	(1.2)

Total comprehensive loss	—	—	—	(308.6)	(1.2)	—	—	(309.8)

Balance, January 29, 2005	0.3	60.0	607.9	(598.3)	(4.0)	—	(0.7)	65.2

Net loss	—	—	—	(40.1)	—	—	—	(40.1)
Minimum pension liability, net of tax	—	—	—	—	(0.1)	—	—	(0.1)

Total comprehensive loss	—	—	—	(40.1)	(0.1)	—	—	(40.2)

Issuance of common stock and common stock warrants, net of expenses	0.2	9.7	127.6	—	—	—	—	137.5
Purchase of treasury stock	—	—	—	—	—	—	(0.2)	(0.2)
Exercise of stock options	—	—	5.0	—	—	—	0.9	5.9
Tax benefit related to
stock-based compensation	—	—	1.9	—	—	—	—	1.9
Issuance of restricted common
stock and units	—	—	10.0	—	—	(10.0)	—	—
Amortization of stock-based
compensation	—	—	—	—	—	1.2	—	1.2

Balance, January 28, 2006	$0.5	$69.7	$752.4	$(638.4)	$(4.1)	$(8.8)	$—	$171.3

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

     Business. Pathmark Stores, Inc. (the “Company” or “Pathmark”) operated 141 supermarkets as of January 28, 2006, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

     Segment Reporting. The Company has one reportable retail grocery segment, operates in one geographical area in the United States, and has no major customers representing 10% or more of sales. Each store location is considered to be a component of the Company’s business as this is the lowest level at which the operations and cash flows can be clearly distinguished for operational and financial reporting purposes.

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

     Reclassifications. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the fiscal 2005 presentation.

     Fiscal Year. The Company’s fiscal year ends on the Saturday nearest to January 31 of the following calendar year. The Company’s fiscal 2005 consisted of the 52-week period ended January 28, 2006, fiscal 2004 consisted of the 52-week period ended January 29, 2005 and fiscal 2003 consisted of the 52-week period ended January 31, 2004. Normally, each fiscal year consists of 52 weeks, but every five or six years, including fiscal 2006, the fiscal year consists of 53 weeks.

     Cash and Cash Equivalents. Bank accounts at the same financial institution are combined for purposes of evaluating whether a net book overdraft exists. Net book overdrafts are reclassified to accounts payable. Cash equivalents represent highly liquid investments with a maturity of three months or less when purchased.

     Marketable Securities. Marketable securities are recorded at fair value and consist of auction-rate securities, which are securities earning interest income at a rate that is periodically reset, typically within 35 days. These securities are considered as “available-for-sale” securities under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified as marketable securities in current assets since they will be utilized in operations within one year of the balance sheet date. Any net unrealized gain or loss would be included as a separate component of stockholders’ equity. Realized gains and losses and interest income are included in earnings.

     Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first out (“LIFO”) basis.

     Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over the following useful lives: buildings, 40 years; fixtures and equipment, 3 to 10 years; and leasehold improvements, 8 to 15 years or lease term, whichever is shorter. Leasehold improvements are amortized when placed in service over the lesser of the useful life or the lease term, including an option period that is reasonably assured of being exercised. Capital leases are recorded at the present value of the minimum lease payments or the fair market value of the related property, whichever is less. Property and equipment under capital leases are amortized using the straight-line method over the term of the lease or over the estimated useful life of the leased asset, if ownership transfers to the Company at the end of the lease term.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

     Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company assesses the carrying value of its long-lived assets for possible impairment on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is recognized to the extent the carrying value exceeds the fair value, which approximates the net realizable value, of the asset. In fiscal 2005 and fiscal 2003, the Company concluded there was no impairment of its long-lived assets. The Company recorded a non-cash impairment charge of $15.2 million in fiscal 2004, which was included as a component of impairment of goodwill and long-lived assets (see Impairment of Goodwill and Long-Lived Assets in this note).

          Asset Retirement Obligations. In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. The Company adopted FIN 47 for fiscal year 2005 and the adoption did not have any impact on the Company’s consolidated financial statements.

          Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill balance is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual evaluation of goodwill in the fourth quarter of each fiscal year. The first step of this evaluation is to determine whether the carrying value of the Company exceeds its fair value, which is based on the Company’s recent enterprise value. In fiscal 2005 and fiscal 2003, the Company concluded that there was no impairment of its goodwill. In fiscal 2004, since the fair value of the Company was less than its carrying value, the Company measured its impairment by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with the carrying value of the goodwill. Based on such evaluation of its fair value, the Company recorded in fiscal 2004 a goodwill impairment charge of $293.8 million. This charge was included as a component of impairment of goodwill and long-lived assets (see Impairment of Goodwill and Long-Lived Assets in this note).

     Impairment of Goodwill and Long-Lived Assets. In fiscal 2004, the Company recorded a charge of $309.8 million, comprised of impairments of goodwill of $293.8 million and long-lived assets of $15.2 million. The goodwill impairment, which is not deductible for income tax purposes, represents the write down of the carrying value of the Company’s goodwill to its implied fair value and is due to the Company’s declining operating performance in fiscal 2004 and the reduced valuation multiples in the retail grocery industry. Such negative factors are reflected in the Company’s stock price and market capitalization. The long-lived assets impairment represents the write downs of under-performing stores to their fair market values.

     Software. Internally developed software, which creates a new system or adds identifiable functionality to an existing system, and externally purchased software are capitalized and amortized on a straight-line method over three to five years; such amortization is classified in depreciation and amortization.

     Unearned Vendor Allowances and Rebates. The Company receives vendor allowances and rebates under vendor contracts which require the Company to purchase the vendor’s product based on either a volume or specified time period commitment or require the Company to perform a specific activity such as promote and/or advertise the vendor’s product. When payment is received prior to fulfillment of the contractual terms, our accounting policy is to record such amounts as unearned vendor allowances and rebates on our consolidated balance sheet; such unearned vendor allowances and rebates are earned through a reduction in cost of goods sold when the required contractual terms are completed and when the inventory is sold. Current unearned vendor allowances and rebates are based on the amount projected to be earned in fiscal 2006, whereas noncurrent unearned vendor allowance and rebates are based on amounts projected to be earned subsequent to fiscal 2006.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

     Self-Insured Claims Liabilities. The Company is self insured for claims relating to customer, associate and vehicle accidents, as well as certain associate medical and disability benefits, and maintains third-party excess insurance coverage for such claims. It is the Company’s accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported. Such self-insured claims liabilities are recorded at present value utilizing a risk-free interest rate based on the projected payout of these claims. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns.

     Rent Holidays. Certain of the Company’s operating leases contain rent holidays. For these leases, the Company recognizes the related rent expense on a straight-line basis at the earlier of the first rent payment or the date of possession of the leased property. The difference between the amounts charged to expense and the rent paid is recorded as deferred rent and amortized over the lease term.

     Fair Value of Financial Instruments. The fair values of the publicly-traded 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”), the term loan (the “Term Loan”) and the working capital facility (the “Working Capital Facility”) were based on quoted market prices as of January 28, 2006 and January 29, 2005. The fair values of other debt approximated their carrying value as of January 28, 2006 and January 29, 2005. As of January 28, 2006 and January 29, 2005, the carrying values of cash and cash equivalents, marketable securities, accounts receivable, due from suppliers, accounts payable, and accrued expenses and other current liabilities approximated their fair values due to the short-term maturities of these accounts. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented in Note 14 are not necessarily indicative of the amounts that the Company could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

     Income Taxes. The Company recognized deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory rates in effect for the fiscal year in which differences are expected to reverse. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets for which it does not consider the realization of such assets to be more likely than not.

     The Company is subject to periodic audits by the Internal Revenue Service (“IRS”) and state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

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

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

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

     Advertising Costs. Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $42.6 million during fiscal 2005, $41.1 million during fiscal 2004 and $41.3 million during fiscal 2003.

     Store Preopening and Closing Costs. Store preopening costs are expensed as incurred. The Company records a liability for store closing costs such as future rent and real estate taxes, net of expected sublease recovery, from the date of closure discounted using a risk-adjusted rate of interest.

     Net Earnings (Loss) Per Share. Net earnings (loss) per share — basic is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding for the period. Net earnings (loss) per share — diluted assumes the issuance of additional shares for all potentially dilutive securities outstanding, such as stock options, restricted stock units and warrants. Since the Company reported a net loss in fiscal 2005 and fiscal 2004, the net loss per share — diluted is the same as the net loss per share — basic, as any potentially dilutive securities would reduce the net loss per share.

     Derivative and Hedging Activities. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging transactions. The Company also assesses, both at the inception of a hedge and on an on-going basis, whether the derivative designated as a hedge is highly effective in offsetting changes in fair value of the item being hedged. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The Company terminated and settled its interest-rate collar in fiscal 2003 and currently has no derivative instruments.

     Minimum Pension Liability. The Company maintains several unfunded pension plans for certain current and retired executives. The minimum pension liability for these plans is recorded in other noncurrent liabilities and the related unrealized loss, net of tax, is included in accumulated other comprehensive loss in stockholders’ equity on the consolidated balance sheets.

     Stock-Based Compensation. The Company previously adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148. The Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net earnings and net earnings per share as if the fair-value-based method prescribed by SFAS No. 123 had been applied. No compensation cost related to the Company’s stock option plans is recognized in the Company’s Consolidated Statements of Operations as stock options are issued at market price on the date of grant. See “New Accounting Pronouncements” below for information relating to SFAS No. 123(R), “Share-Based Payment” which will be adopted by the Company effective with its first fiscal quarter ending April 29, 2006.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

     The following pro forma disclosure illustrates the effect on net earnings (loss) and net earnings (loss) per share as if the Company had applied the fair-value-based method prescribed by SFAS No. 123, as amended by SFAS No. 148 (in millions, except per share amounts):

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net earnings (loss), as reported	$(40.1)	$(308.6)	$16.5
Add: stock-based compensation expense included in reported
net earnings (loss), net of related tax effect (a)	0.7	—	—
Less: pro forma stock-based compensation expense, net
of related tax effect	(5.2)	(3.7)	(4.1)

Net earnings (loss), pro forma	$(44.6)	$(312.3)	$12.4

Weighted-average number of shares outstanding - basic	43.5	30.1	30.1

Weighted-average number of shares outstanding - diluted	43.5	30.1	30.4

Net earnings (loss) per share - basic, as reported	$(0.92)	$(10.26)	$0.55
Add: stock-based compensation expense included in reported
net earnings (loss), net of related tax effect	0.01	—	—
Less: pro forma stock-based compensation expense, net
of related tax effect	(0.12)	(0.12)	(0.14)

Net earnings (loss) per share - basic, pro forma	$(1.03)	$(10.38)	$0.41

Net earnings (loss) per share - diluted, as reported	$(0.92)	$(10.26)	$0.54
Add: stock-based compensation expense included in reported
net earnings (loss), net of related tax effect	0.01	—	—
Less: pro forma stock-based compensation expense, net
of related tax effect	(0.12)	(0.12)	(0.13)

Net earnings (loss) per share - diluted, pro forma	$(1.03)	$(10.38)	$0.41

(a) Represents the after-tax amortization of stock-based compensation.

     For purposes of the pro forma disclosures, the estimated fair value of the stock options issued is assumed to be expensed over the stock options’ vesting period. Due to the Yucaipa Investment (Note 2), the Investors own 39.8% of the outstanding Common Stock (as hereinafter defined). Under the terms of both the 2000 Employee Equity Plan (the “Employee Plan”) and the 2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”), the purchase by the Investors of the Shares (as hereafter defined) constituted a change in control (“Change in Control”), whereby all unvested awards in the form of stock options outstanding immediately proceeding the Change in Control became vested immediately prior to the Change in Control. The net pro forma stock-based compensation expense of $5.2 million for fiscal 2005 includes a net pro forma charge of $2.5 million due to the Change in Control on June 9, 2005.

     New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APBO No. 25, “Accounting for Stock Issued to Employees.” This statement requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The effective date of this statement was deferred until the beginning of the annual reporting period that begins after June 15, 2005, i.e., for the Company’s first quarterly reporting period ending April 29, 2006. As a result, the Company will adopt this statement in fiscal 2006. The Company currently measures compensation costs related to share-based payments under APBO No. 25, as allowed by

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

SFAS No. 123, and provides the required disclosure in the notes to the consolidated financial statements. This statement provides for two transition alternatives: modified-prospective transition or modified-retrospective transition. The Company will be using the modified-prospective transition method. Under this method, compensation cost will be recognized beginning in fiscal 2006 for all awards granted or modified after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company expects non-cash stock compensation expense to be approximately $5.1 million for the unvested portion of previously granted awards. This statement also requires the Company to include the benefits of tax deductions in excess of recognized compensation expense be reported as financing activity in the Company’s “Consolidated Statements of Cash Flows.” The future impact on the Company’s “Consolidated Statements of Cash Flows” cannot be estimated at this time.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APBO No. 20 and SFAS No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. This statement requires retrospective application to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period,” which concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the implementation of FSP No. FAS 13-1 will have a material impact on its consolidated financial statements.

     In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the timing and measurement of an impairment loss. These FSP’s are required to be applied to reporting periods beginning after December 15, 2005 and will be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect the adoption of these FSP’s to have a material impact on its consolidated financial statements.

Note 2. Yucaipa Investment

     On June 9, 2005, the Company, pursuant to a securities purchase agreement dated as of March 23, 2005 (the “Purchase Agreement”), among the Company, The Yucaipa Companies LLC (“Yucaipa”) and certain investment funds affiliated with Yucaipa (the “Investors”), issued to the Investors: (i) 20,000,000 shares (the “Shares”) of the common stock, par value $0.01 per share, of Pathmark (the “Common Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase 10,060,000 shares of Common Stock at an exercise price of $8.50 per share, and (iii) Series B warrants (the “Series B Warrants”) to purchase 15,046,350 shares of Common Stock at an exercise price of $15.00 per share (the Shares, the Series A Warrants and the Series B Warrants are collectively referred to as the “Purchased Securities”) for an aggregate purchase price of $150 million in cash. When issued, the shares represented 39.8% of the outstanding Common Stock. Upon issuance, the value of the Series A Warrants and the Series B Warrants was $9.7 million and represented approximately 9.9% and 10.0%, respectively, of the outstanding Common Stock.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 2. Yucaipa Investment – (Continued)

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

Note 3. Related-Party Transaction

     Concurrently with the execution of the Purchase Agreement, the Company and Yucaipa entered into a Management Services Agreement (the “MSA”). The MSA became effective on June 9, 2005 upon the closing of the Purchase Agreement. Pursuant to the MSA, Yucaipa provides certain business and financial advice and management services to the Company in connection with the operation of its business. For such services, the Company pays Yucaipa an annual fee of $3.0 million, payable monthly, and reimburses Yucaipa for expenses of up to $0.5 million per annum. Michael Duckworth and Ira Tochner, two directors of the Company, are partners in Yucaipa.

Note 4. Cash and Cash Equivalents

     Cash and cash equivalents are comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Cash	$46.0	$42.6
Cash equivalents	27.4	—

Cash and cash equivalents	$73.4	$42.6

     At January 28, 2006 and January 29, 2005, net book overdrafts of $23.4 million and $20.6 million, respectively, were classified as accounts payable and not a reduction of cash and cash equivalents since the Company does not have a right of offset related to its depository and disbursing accounts.

Note 5. Accounts Receivable, Net

     Accounts receivable, net are comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Prescription plans	$18.7	$18.3
Other	3.0	2.7

Accounts receivable	21.7	21.0
Less: allowance for doubtful accounts	(0.6)	(1.1)

Accounts receivable, net	$21.1	$19.9

Note 6. Merchandise Inventories

     Merchandise inventories are comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Merchandise inventories at FIFO cost	$185.9	$184.8
Less: LIFO reserve	(5.3)	(2.6)

Merchandise inventories at LIFO cost	$180.6	$182.2

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 7. Other Current Assets

     Other current assets are comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Prepaid expenses	$11.8	$10.9
Supplies inventory	4.4	4.3
Other	7.7	6.2

Other current assets	$23.9	$21.4

Note 8. Property and Equipment, Net

     Property and equipment, net are comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Land	$30.3	$30.5
Buildings and building improvements	101.6	97.0
Fixtures and equipment	251.5	233.2
Leasehold costs and improvements	308.6	299.1

Property and equipment, owned	692.0	659.8
Buildings and equipment under capital leases (a)	150.1	162.6

Property and equipment, at cost	842.1	822.4
Less: accumulated depreciation and amortization (b)	(289.8)	(247.4)

Property and equipment, net	$552.3	$575.0

(a)	Represents buildings under capital leases of $125.9 million and equipment under capital leases of $24.2 million as of January 28, 2006 and buildings under capital leases of $128.2 million and equipment under capital leases of $34.4 million as of January 29, 2005.
(b)	Includes accumulated depreciation of $33.1 million for buildings under capital leases and accumulated depreciation of $11.4 million for equipment under capital leases as of January 28, 2006 and accumulated depreciation of $27.9 million for buildings under capital leases and accumulated depreciation of $12.3 million for equipment under capital leases as of January 29, 2005.

Note 9. Other Noncurrent Assets

     Other noncurrent assets are comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Funded pension plan assets	$137.5	$139.9
Capitalized software, net	33.4	38.9
Deferred financing costs, net	9.5	11.0
Other	4.6	3.1

Other noncurrent assets	$185.0	$192.9

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 10. Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Payroll and payroll taxes	$50.8	$50.3
Self-insured claims liabilities	22.1	22.4
Unearned vendor allowances and rebates	18.1	13.5
Interest	17.6	17.6
Deferred income taxes	11.7	13.0
Utilities and common area maintenance	8.7	8.7
Gift certificates	7.9	7.9
Other	30.2	26.9

Accrued expenses and other current liabilities	$167.1	$160.3

Note 11. Long-Term Debt

     Long-term debt is comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Senior subordinated notes	$352.9	$353.4
Term loans	70.0	70.0
Working capital facility	—	34.4
Mortgages	—	21.0
Other debt	3.0	2.4

Total debt	425.9	481.2
Less: current maturities and the working capital facility	(2.1)	(36.6)

Long-term debt	$423.8	$444.6

     Scheduled Maturities of Debt. The amount of principal payments required each fiscal year on outstanding debt as of January 28, 2006 are as follows (in millions):

Fiscal Year	Principal Payments
2006	$2.1
2007	0.7
2008	0.7
2009	70.7
2010	0.5
Thereafter	351.2

Total	$425.9

     Senior Subordinated Notes. The Company has outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture related to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on the Company’s ability to declare cash dividends on Common Stock. The Company was in compliance with all Senior Subordinated Notes covenants as of January 28, 2006.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 11. Long-Term Debt – (Continued)

     Credit Agreement. During fiscal 2004, the Company entered into a senior secured credit facility (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. The Credit Agreement expires on October 1, 2009 and consists of a $180 million Working Capital Facility, including letters of credit, and a $70 million Term Loan. The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting the Company to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that the Company must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to the Company’s Consolidated EBITDA for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that the Company shall not, at any time, permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarters basis) at the end of any fiscal quarter to be more than (i) 2.4:1.0 for the fourth fiscal quarter of fiscal 2005 and each of the first three quarters of fiscal 2006 and (ii) 1.9:1.0 for each fiscal quarter thereafter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70.0 million as of January 28, 2006) and the amount of outstanding letters of credit ($81.5 million as of January 28, 2006). Based on the Senior Leverage Ratio at the end of fiscal 2005, the Company’s has full availability under the Working Capital Facility after giving effect to Credit Extensions of $98.5 million. Also, the Credit Agreement prohibits the payment of cash dividends and contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency and a change of control (excluding the purchase by the Investors of the Purchased Securities). The Company was in compliance with all Credit Agreement covenants as of January 28, 2006.

     Interest on borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average availability under the Credit Agreement, and at January 28, 2006, was at LIBOR plus 1.75%.

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

     During fiscal 2005, the average interest rate in effect on borrowings under the Term Loan was 5.3%. The Company pays a quarterly commitment fee of 0.375% on the unused portion of the Working Capital Facility; in addition, the Company currently pays fees of 2.0% for each standby letter of credit and 1.0% for each import letter of credit issued under the Working Capital Facility.

     All of the obligations under the Credit Agreement are guaranteed by the Company’s 100% owned subsidiaries, except its nonguarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leasedto Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 11. Long-Term Debt – (Continued)

     The Company believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Credit Agreement and the availability of capital lease financing, will be sufficient to provide for its debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations are lower in fiscal 2006 and beyond, the Company may need to adjust its future cash capital expenditure program.

     Mortgages. The Company used a portion of the net proceeds from the issuance of the Purchased Securities (see Note 2. Yucaipa Investment) to defease its mortgage borrowings.

Note 12. Fair Value of Financial Instruments

     The carrying amounts and fair values of the Company’s financial instruments are as follows (in millions):

	January 28, 2006		January 29, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes	$352.9	$329.4	$353.4	$343.0
Term loan	70.0	69.3	70.0	69.7
Working capital facility	—	—	34.4	34.2
Mortgages	—	—	21.0	21.0
Other debt	3.0	3.0	2.4	2.4

Total debt	$425.9	$401.7	$481.2	$470.3

Note 13. Other Noncurrent Liabilities

     Other noncurrent liabilities are comprised of the following (in millions):

	January 28, 2006	January 29, 2005
Deferred income taxes	$62.3	$72.0
Unearned vendor allowances and rebates	37.7	50.2
Self-insured claims liabilities	37.2	38.3
Unfunded pension plan benefits	31.3	30.4
Other postretirement benefits	25.2	22.5
Other postemployment benefits	6.0	6.4
Deferred rent	5.1	4.8
Other (a)	5.7	26.6

Other noncurrent liabilities	$210.5	$251.2

(a)	Includes income tax reserves of $1.1 million and $22.2 million at January 28, 2006 and January 29, 2005, respectively (see Note 20. Income Taxes).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 14. Comprehensive Earnings (Loss)

     Comprehensive earnings (loss) is comprised of the following (in millions):

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net earnings (loss)	$(40.1)	$(308.6)	$16.5
Other comprehensive earnings (loss):

Minimum pension liability, net of tax	(0.1)	(1.2)	(2.0)
Unrealized gain on cash flow hedge, net of tax	—	—	3.7

Comprehensive earnings (loss)	$(40.2)	$(309.8)	$18.2

Note 15. Merchandising and Store Initiative

     During the third quarter of fiscal 2005, the Company implemented a merchandising and store initiative (the “Initiative”) in all of its stores to increase same-store sales by enhancing the customers’ shopping experience. The Initiative, which was substantially completed in all stores by the end of the third quarter, was designed to:

  Expand the selection and variety in all of the Company’s perishable departments, especially produce, meat and deli,
  Better utilize key merchandising areas for new concepts, such as party goods, kitchen items, dollar merchandise and toys, and
  Make the Company’s stores easier to shop by eliminating clutter.

     In connection with the Initiative, in fiscal 2005 the Company incurred incremental costs of $4.7 million and capital expenditures of $7.6 million. The incremental costs attributable to the Initiative of $4.7 million are reflected in the Company’s statement of operations for fiscal 2005 and are comprised of supply and maintenance expenses of $1.8 million, store labor expenses of $1.7 million and direct and other expenses of $1.2 million. In fiscal 2005, inventory shrink in the perishable departments increased $10.3 million over the prior year.

Note 16. Selling, General and Administrative Expenses (“SG&A”)

     In addition to the aforementioned $4.7 million charge related to the Initiative, SG&A in fiscal 2005 included a $14.6 million charge related to employee-related separation costs, comprised of (a) a $8.4 million charge related to a corporate headcount reduction program, (b) a $3.6 million charge related to a store labor buyout initiative, and (c) a $2.6 million charge related to separation agreements with two former executives. In addition, SG&A in fiscal 2005 included a $1.1 million charge related to a review of strategic alternatives, which resulted in the Yucaipa investment. As of January 28, 2006, $1.8 million of benefits related to the executive separation agreements, $1.1 million of benefits related to the corporate headcount reduction program and $0.4 million of benefits related to the store labor buyout initiative remain to be paid out over time. SG&A in fiscal 2004 is net of a $1.4 million credit to correct, on a cumulative basis, the accounting for the Company’s operating leases and long-term disability plan (see Note 1. Significant Accounting Policies) and a $1.5 million gain from the sale of real estate. SG&A in fiscal 2003 included a $8.1 million charge related to the Company’s store labor buyout initiative and corporate headcount reduction program, net of a $13.7 million gain from the sale of real estate related to the assignment of two real estate leases.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 17. Interest Expense, Net

     Interest expense, net is comprised of the following (in millions):

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Senior subordinated notes	$30.6	$30.6	$21.2
Term loan	3.7	2.8	12.8
Working capital facility	0.8	2.4	1.7
Lease obligations	19.0	20.0	20.4
Amortization of deferred financing costs	1.8	1.7	2.2
Write off of deferred financing costs	—	1.7	2.6
Mortgages	0.6	1.6	1.6
Mortgage debt extinguishment	2.8	—	—
Interest income	(1.4)	—	—
Capitalized interest	(0.3)	(1.2)	(0.4)
Derivative settlement charge	—	—	3.7
Other	7.1	7.4	6.7

Interest expense, net	$64.7	$67.0	$72.5

     The mortgage debt extinguishment of $2.8 million in fiscal 2005 included a redemption premium of $2.3 million and the write off of financing costs of $0.5 million. Interest expense in fiscal 2004 included a write off of deferred financing costs of $1.7 million related to the refinancing and paydown of the Company’s previous credit agreement. Interest expense in fiscal 2003 included a derivative settlement charge of $3.7 million related to the termination and settlement of $150 million of the Company’s interest-rate collar and the write off of deferred financing costs of $2.6 million resulting from the repayment of $171 million of the Company’s Term Loan primarily from proceeds of additional borrowings of $150 million under the Senior Subordinated Notes.

Note 18. Lease Obligations

     Future minimum rental payments (receipts) for noncancellable leases as of January 28, 2006 are as follows (in millions):

Fiscal Year	Capital Leases	Operating Leases	Subleases
2006	$27.5	$59.2	$(14.8)
2007	27.1	55.7	(11.8)
2008	23.6	50.6	(7.8)
2009	23.5	43.1	(5.4)
2010	23.4	40.0	(3.0)
Thereafter	215.3	249.4	(13.2)

Total minimum lease payments (receipts)	340.4	$498.0	$(56.0)

Less: amounts representing interest	(160.8)

Present value of net minimum capital lease payments (a)	179.6
Less: current portion of lease obligations	(11.1)

Long-term lease obligations	$168.5

(a) Includes $26.8 million related to sale and leaseback transactions accounted for as lease financings.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 18. Lease Obligations – (Continued)

     Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (in millions):

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Minimum rentals (a)	$59.9	$57.3	$54.6
Less: sublease income (b)	(14.6)	(14.5)	(14.4)

Minimum rentals, net	$45.3	$42.8	$40.2

(a)	Minimum rentals for the 52 weeks ended January 29, 2005 exclude the credit of $4.4 million to correct, on a cumulative basis, the calculation of straight-line rent expense (see Note 29. Accounting Adjustments — Fiscal 2004).
(b)	Sublease income excludes rental income on owned properties of $3.4 million, $3.1 million and $2.8 million for the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Note 19. Pension and Other Benefit Plans

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

     Retirement Incentive Program. During fiscal 2005 and fiscal 2003, the Company offered a retirement incentive program to certain non-union associates. Additional retirement benefits were provided to those who elected to retire under the program, including a retirement bonus, an enhanced pension based on an additional three years of age or service, whichever proved more advantageous, the right to take a portion of their benefit in an immediate lump sum and continued medical coverage, subject to retiree contributions, for a period of three years. The financial impact of the programs for the 82 associates in fiscal 2005 and the 43 associates in fiscal 2003 who elected to retire are included within pension and other postretirement benefits expenses in the respective fiscal years.

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

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 19. Pension and Other Benefit Plans – (Continued)

     Pension and Other Postretirement Benefits. The following table provides a reconciliation of benefit obligations, the funded plan assets and the funded status of the plans, accounted for on a calendar-year basis, with the measurement dates of December 31, 2005 and December 31, 2004, along with the amounts recognized in the consolidated balance sheets (in millions):

	Pension Benefits		Other Postretirement Benefits
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Change in benefit obligations:
Benefit obligations at beginning of year	$223.0	$201.8	$30.0	$31.8
Service cost (excluding expenses)	3.6	3.1	0.8	0.8
Interest cost	12.8	12.1	1.6	1.9
Plan amendments	—	1.2	—	(12.8)
Benefits and expenses paid	(8.6)	(8.2)	(1.3)	(1.3)
Actuarial experience loss (gain)	8.7	13.0	(1.9)	9.6
Retirement incentive program and executive separations	7.5	—	1.1	—

Benefit obligations at end of year	$247.0	$223.0	$30.3	$30.0

Change in fair value of funded plan assets: Fair value of plan assets at beginning of year	$262.8	$250.7	$—	$—
Actual return on plan assets	14.9	18.5	—	—
Benefits and expenses paid	(6.8)	(6.4)	—	—

Fair value of plan assets at end of year	$270.9	$262.8	$—	$—

Reconciliation of funded status at end of year: Funded status (plan assets less benefit obligations)	$23.9	$39.8	$(30.3)	$(30.0)
Unrecognized prior service cost (benefit)	1.3	1.5	(12.2)	(13.3)
Unrecognized net actuarial loss	85.4	72.7	17.3	20.8

Prepaid (accrued) benefit cost	$110.6	$114.0	$(25.2)	$(22.5)

Amount recognized in the consolidated balance sheets: Other noncurrent assets	$137.5	$139.9	$—	$—
Accrued expenses and other current liabilities	(2.8)	(2.2)	—	—
Noncurrent liabilities	(28.2)	(27.7)	(25.2)	(22.5)
Accumulated other comprehensive loss	4.1	4.0	—	—

Net amount recognized	$110.6	$114.0	$(25.2)	$(22.5)

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 19. Pension and Other Benefit Plans – (Continued)

Additional disclosures related to pension benefit obligations are as follows (in millions):

	January 28, 2006
	Qualified Pension Plan	Nonqualified Pension Plans	Total
Fair value of plan assets	$270.9	$—	$270.9
Projected benefit obligations	(212.6)	(34.4)	(247.0)
Funded (unfunded) projected benefit obligations	58.3	(34.4)	23.9
Accumulated benefit obligations	(196.4)	(34.0)	(230.4)
Funded (unfunded) accumulated benefit obligations	74.5	(34.0)	40.5
Net asset (liability) recognized	137.5	(26.9)	110.6
Minimum pension liability	—	(7.1)	(7.1)
Accumulated other comprehensive loss	—	4.1	4.1

The components of net periodic benefit cost (cost reduction) are as follows (in millions):

	Pension Benefits for the 52 Weeks Ended			Other Postretirement Benefits for the 52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004	January 28, 2006	January 29, 2005	January 31, 2004
Service cost	$3.6	$3.1	$3.1	$0.8	$0.8	$0.7
Interest cost	12.8	12.1	11.9	1.6	1.9	1.6
Expected return on plan assets	(23.0)	(22.3)	(22.2)	—	—	—
Amortization of prior service costs (benefits)	0.2	0.2	0.1	(1.0)	(0.1)	(0.1)
Amortization of loss	4.2	2.8	0.7	1.4	0.7	0.3
Retirement incentive program and executive separations	7.5	—	2.1	1.1	—	0.4
Curtailment gain	—	—	—	—	—	(0.9)

Net periodic benefit cost (cost reduction)	$5.3	$(4.1)	$(4.3)	$3.9	$3.3	$2.0

     Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
Fiscal Year	Qualified Pension Plan		Nonqualified Pension Plans
2006	$19.5	(a)	$2.0	$1.2
2007	7.6		2.0	1.3
2008	8.1		2.1	1.4
2009	8.5		2.1	1.0
2010	9.1		2.1	1.1
2011 to 2015	58.3		10.7	7.5

Total	$111.1		$21.0	$13.5

(a) Included in this amount is $12.2 million in lump-sum payments related to the retirement incentive program.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 19. Pension and Other Benefit Plans – (Continued)

     Actuarial Assumptions. The weighted-average economic assumptions used on each measurement date are as follows:

	December 31,
	2005	2004	2003
Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Health care cost trend rate assumed for subsequent year	10.00%	10.00%	9.25%
Ultimate health care cost trend rate	4.50%	4.00%	4.00%
Fiscal year that the ultimate health care cost trend rate is reached	2012	2010	2010

          The discount rate reflects the market rate for high-quality fixed-income investments on the annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services) to the expected plan benefit payments defined by the Projected Benefit Obligation. Pension income is sensitive to the discount rate and salary increase assumptions used. A 0.25% decrease in the discount rate used would have increased pension expense during fiscal 2005 by $0.7 million. A 0.25% increase in salary raises assumed would have increased pension expense by approximately $0.5 million.

     Assumed health care cost trend rates also have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects as of January 28, 2006 (in millions):

	1%
	Increase	Decrease
Total of service and interest cost components	$0.4	$(0.3)
Postretirement benefit obligation	4.4	(3.6)

     Plan Assets and Expected Returns. Assets of the Company’s Qualified Plan are invested in equities, corporate bonds, U.S. Government instruments and cash. The Qualified Plan’s asset allocation as of December 31, 2004 and 2005 and the target allocation for fiscal 2006 between equity and fixed income managers is as follows:

	2006 Target Allocation	Percent of Plan Assets as of December 31,
Asset Managers		2005	2004
Equity	70%	74%	74%
Fixed income	30	26	26

Total	100%	100%	100%

     The expected return on Qualified Plan assets represents the weighted-average of expected returns for each asset category. The expected returns for each asset category have been developed using information from a number of third-party consultants and long-term historical data on returns for different asset categories and inflation. The Company also considered the Qualified Plan’s historical 10-year and 20-year compounded returns of 10.7% and 12.7%, respectively, which have exceeded broad market returns over comparable periods, indicating a significant premium has been gained through active management of the Qualified Plan assets. Based on these factors and the asset allocation shown above, the Company elected to use a 9.0% expected return on Qualified Plan assets in determining pension income for fiscal 2005 and fiscal 2004. Both assumptions were net of expected Qualified Plan expenses payable from the trust fund, which are less than 0.5% of Qualified Plan assets.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 19. Pension and Other Benefit Plans – (Continued)

     The Company based its determination of pension income for the Qualified Plan, in part, on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return on a market-related valuation of assets and actual return on a market value basis. As of January 28, 2006, the Company had cumulative net actuarial losses of $6.6 million, due to the difference between expected and actual return on Qualified Plan assets, which remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial losses result in decreases in our future pension income to the extent not offset by future asset gains. The extent of the decrease in future pension income will depend on several factors including future asset gains and losses and whether such gains and losses, as recognized on each measurement date, together with other actuarial experience recognized, exceed the corridor within which gains and losses are not amortized, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Actuarial gains and losses are amortized over the average future working lifetime of participants expected to receive benefits from the plan (a period of 12.2 years for the Qualified Plan for fiscal 2005).

     The Company estimates that a 0.5% reduction in the expected return on Qualified Plan assets, holding all others factor constant, would have increased pension expense during fiscal 2005 by approximately $1.3 million.

     Participant and Company Contributions. Based on the Company’s actuarial assumptions and due to the overfunded status of its Qualified Plan, the Company believes it will not be required to make any contributions to its Qualified Plan for at least the next three years. Contributions to the Excess Plan and to the Supplemental Agreements are made in cash in amounts necessary to provide current benefit payments to those former associates who have retired under the programs and are presently in pay status. It is estimated that Company payments to those former associates will total approximately $2.0 million for the combined Excess Plan and Supplemental Agreements during fiscal 2006.

     Annual contributions for other postretirement benefits are made in cash in amounts necessary to purchase insurance coverage or directly pay benefits to those who are currently retired and covered under these programs. It is estimated that Company payments during fiscal 2006 will total approximately $1.2 million. As some of the benefits provided to those former associates are provided on a contributory basis, it is further estimated that retiree contributions for coverage will total approximately $0.1 million during fiscal 2006.

     Estimated Pension Income for Future Years. Based on an expected return on Qualified Plan assets assumption of 9.0%, a discount rate of 5.75% and various other relevant assumptions, the Company estimates that its pension income for all pension plans combined will approximate $1.5 million for fiscal 2006, $2.2 million for fiscal 2007 and $3.1 million for fiscal 2008. Actual pension income in the future will depend on future investment performance, changes in discount rates and various other factors related to the populations participating in the Company’s pension plans.

     Multi-Employer Pension Plans. The Company also contributes to several multi-employer pension plans that provide defined benefits to certain associates whose benefits are subject to collective bargaining. The expenses related to participation in such plans were $22.5 million during fiscal 2005, $22.8 million during fiscal 2004 and $20.8 million during fiscal 2003. Under federal law applicable to multi-employer pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by ERISA) from a multi-employer plan or a plan termination. The Company participates in a number of these multi-employer pension plans, and the potential withdrawal liability as a participant in these plans may be significant. Additionally, during 1997, the Company sold its distribution operation to C&S Wholesalers, Inc. (“C&S”) and

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 19. Pension and Other Benefit Plans – (Continued)

its trucking operation to Grocery Haulers, Inc. (“GHI”). In each case, C&S and GHI agreed to continue making (and continue to make) contributions to the applicable multi-employer pension plan. In connection with each sale, the Company agreed that, in the event of a withdrawal from the multi-employer pension plan by C&S and GHI, it would, under certain circumstances and to a limited extent with respect to C&S, indemnify C&S and GHI with respect to such contingent withdrawal liability. To secure the potential indemnification obligation with respect to GHI, in fiscal 2004 the Company delivered letters of credit in the aggregate amount of approximately $3 million in favor of GHI and the multi-employer pension plan. The Company delivered an additional $7 million letter of credit in fiscal 2005 and agreed to adjust said letter of credit (or to provide alternative collateral) up or down annually, beginning in fiscal 2006 to reflect any change in the maximum amount of the estimated liability for a complete withdrawal by GHI from the multi-employer pension plan. Any annual increase in said letter of credit would not exceed $5 million; provided, however, that in the event of certain change of control transactions involving the Company, excluding the Yucaipa transaction (see Note 2. Yucaipa Investment), a failure to provide an annual increase in the letter of credit when due, or a material change in the Company’s financial condition, the Company would be required to furnish a letter of credit in the full amount of GHI’s withdrawal liability (estimated by the actuary to the multi-employer pension plan to be approximately $42 million), less any outstanding letters of credit in favor of GHI and the multi-employer pension plan. The information required to determine the total amount of contingent withdrawal liability, as well as the total amount of accumulated benefits and net assets of all such multi-employer plans, is not readily available.

     Savings Plan. The Company sponsors savings plans for certain eligible associates. Contributions under the plans are based on specified percentages of associate contributions. The expenses related to the savings plans were $2.4 million during fiscal 2005, $2.5 million during fiscal 2004 and $2.5 million during fiscal 2003.

     Other Postemployment Benefits. The Company also provides its associates postemployment benefits, primarily income continuation and medical, prescription and death benefits to those who become disabled. The measurements include those on short-term as well as those on long-term disability. The obligation for these benefits was determined by application of the provisions of the Company’s short-term and long-term disability plans and includes the age of active claimants, the length of time on disability and the probability of the claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4.5%. At January 28, 2006 and January 29, 2005, the liability for accumulated postemployment benefits was $6.7 million and $7.1 million, respectively, of which $6.0 million and $6.4 million, respectively, was classified in other noncurrent liabilities.

Note 20. Income Taxes

     The income tax benefit (provision) is comprised of the following (in millions):

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Current
Federal	$—	$—	$(0.5)
State	(2.7)	(3.1)	(3.7)

Subtotal	(2.7)	(3.1)	(4.2)

Deferred
Federal	23.1	11.2	(7.2)
State	9.9	5.5	(0.4)
Valuation allowance	(4.7)	(4.3)	—

Subtotal	28.3	12.4	(7.6)

Income tax benefit (provision)	$25.6	$9.3	$(11.8)

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 20. Income Taxes – (Continued)

     The income tax benefit (provision) differs from the expected federal statutory income tax provision as follows (in millions):

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Federal income tax benefit (provision) at statutory tax rate	$23.0	$111.3	$(9.9)
State income tax benefit (provision)	4.6	1.4	(2.7)
Goodwill impairment	—	(102.8)	—
Valuation allowance	(4.7)	(4.3)	—
Other	2.7	3.7	0.8

Income tax benefit (provision)	$25.6	$9.3	$(11.8)

     Deferred income tax assets and liabilities consist of the following (in millions):

	January 28, 2006		January 29, 2005
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$113.8	$—	$119.1
Merchandise inventory and gross profit	—	28.9	—	28.8
Benefit plans and other postretirement and
postemployment benefits	—	25.8	—	28.4
Prepaid expenses	—	9.6	—	9.3
Net operating loss carryforwards	30.0	—	13.7	—
Lease capitalization	22.7	—	22.2	—
Self-insured claims liabilities	22.6	—	23.3	—
Deferred income	17.1	—	19.2	—
Alternative minimum tax credits	14.1	—	12.8	—
General business credits	11.0	—	16.8	—
Other	—	5.4	—	4.1

Subtotal	117.5	183.5	108.0	189.7
Less: valuation allowance	(8.0)	—	(3.3)	—

Total	$109.5	$183.5	$104.7	$189.7

     The balance sheet classification of the deferred income tax assets and liabilities is as follows (in millions):

	January 28, 2006			January 29, 2005
	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets	$31.6	$85.9	$117.5	$27.5	$80.5	$108.0
Liabilities	(43.3)	(140.2)	(183.5)	(40.0)	(149.7)	(189.7)

Subtotal	(11.7)	(54.3)	(66.0)	(12.5)	(69.2)	(81.7)
Less: valuation allowance	—	(8.0)	(8.0)	(0.5)	(2.8)	(3.3)

Total	$(11.7)	$(62.3)	$(74.0)	$(13.0)	$(72.0)	$(85.0)

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 20. Income Taxes – (Continued)

     The valuation allowance of $8.0 million at January 28, 2006 and $3.3 million at January 29, 2005 relates to state net operating losses that may not be utilized. The net increase in the valuation allowance of $4.7 million was due to an increase in the valuation allowance related to state net operating loss carryforwards, which the Company believes will more likely than not expire unutilized. The Company’s general business credits consist of federal work incentive credits, which expire in fiscal 2009 through fiscal 2025, some of which are subject to an annual limitation. The federal net operating loss carryforward of $37.2 million expires in fiscal 2025. State loss carryforwards have been recorded for various states in various amounts and expire in fiscal 2006 through fiscal 2025. Income tax payments were $3.2 million during fiscal 2005, $3.9 million during fiscal 2004 and $6.1 million during fiscal 2003.

     In June 2005, the Company experienced an ownership change (see Note 2) as defined under Section 382 of the Internal Revenue Code. As a result, there is a limitation on the use of pre-change net operating loss carryforwards. Management believes this limitation will not have a material impact on the Company’s ability to utilize such pre-change net operating losses. During fiscal 2005, the IRS commenced an examination of the Company’s federal income tax returns for fiscal 2001 through fiscal 2004. Based on their examination, the IRS proposed certain adjustments, which if agreed to by the Company, would result in an expected payment of $2.4 million, which the Company has provided for in its current taxes payable and adjusted for in its deferred income taxes and income tax reserves.

Note 21. Capital Stock

     Preferred Stock. As of January 28, 2006, January 29, 2005 and January 31, 2004, there were 5,000,000 shares of preferred stock authorized of which none are issued or outstanding.

     Common Stock. As of January 28, 2006, January 29, 2005 and January 31, 2004, there were 100,000,000 shares authorized of $0.01 par value common stock. The following table summarizes the change in the number of shares of Common Stock outstanding:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance, January 29, 2005 and January 31, 2004	30,099,510	(28,318)	30,071,192
Issuance of common stock (see Note 2)	20,000,000	—	20,000,000
Exercise of stock options	1,102,543	44,857	1,147,400
Issuance of restricted common stock	800,000	—	800,000
Purchase of treasury stock	—	(16,539)	(16,539)
Vesting of restricted stock units	10,500	—	10,500

Balance, January 28, 2006	52,012,553	—	52,012,553

     During fiscal 2005, the Company issued 800,000 restricted shares of Common Stock, which vests quarterly over three years provided that each recipient is still employed by the Company, and restricted stock units representing 177,100 shares of Common Stock, which vest annually over the four-year vesting period of the grants provided that each recipient is still employed by the Company. The aggregate value of the restricted stock and restricted stock units at the date of issuance of $10.0 million has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized as compensation expense over the vesting periods, including $1.2 million amortized in fiscal 2005. On November 29, 2005, 41,850 shares of restricted stock vested. Upon vesting, 16,539 shares of Common Stock were surrendered by the recipient to satisfy tax withholding requirements; such shares were recorded as treasury stock at a cost of $0.2 million. During fiscal 2005, the Company issued 10,500 shares of Common Stock upon the accelerated vesting of restricted stock units related to the separation of two former executives.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 21. Capital Stock – (Continued)

     Shares of Common Stock are subject to dilution from (1) the issuance of new shares of Common Stock, (2) the exercise of Common Stock warrants, (3) the exercise of options to purchase Common Stock issued pursuant to the Employee Plan, the Directors’ Plan and employment agreements, and (4) the vesting of restricted stock units.

     Common Stock Warrants. As of January 28, 2006, January 29, 2005 and January 31, 2004, warrants to purchase 5,294,118 shares of Common Stock at $22.31 per share were outstanding and expire on September 19, 2010. As of January 28, 2006, Series A Warrants to purchase 10,060,000 shares of Common Stock at $8.50 per share were outstanding and expire on June 9, 2008 and Series B Warrants to purchase 15,046,350 shares of Common Stock at $15.00 per share were outstanding and expire on June 9, 2015. The Series A Warrants and Series B Warrants were issued under the Purchase Agreement (see Note 2. Yucaipa Investment).

     The Company’s Common Stock and Common Stock Warrants trade on the Nasdaq Stock Market under the ticker symbols “PTMK” and “PTMKW”, respectively.

Note 22. Equity Compensation Plans

     The Employee Plan and the Directors’ Plan make available the granting of various forms of equity awards aggregating 12,294,118 shares of Common Stock, of which 11,514,118 shares are authorized under the Employee Plan and 780,000 shares are authorized under the Directors’ Plan. The Company’s officers and certain key employees are eligible to receive awards under the Employee Plan. The Directors’ Plan is available to members of the Board of Directors who are not employees of the Company and who are “Independent Directors” as such term is used under the rules and listing standards of the Nasdaq National Market. In fiscal 2005, restricted stock units representing 177,100 shares of Common Stock and 100,000 restricted shares of Common Stock were granted by the Board of Directors under the Employee Plan. Also, in fiscal 2005, options for 2,000,000 additional shares of Common Stock and 700,000 restricted shares of Common Stock were granted by the Board of Directors outside of the Employee Plan pursuant to employment contracts with two newly-hired executive officers. As of January 28, 2006, the number of options outstanding was 6,954,612 with a weighted-average exercise price of $11.79 and a weighted-average contractual life of 7.3 years of which 4,077,195 options were exercisable. There were 5,910,803 shares of Common Stock available for future grant under the Employee Plan and the Directors’ Plan.

     The weighted-average fair values of the stock options granted during fiscal 2005, fiscal 2004 and fiscal 2003 were $5.50, $2.77 and $3.31, respectively. The Company’s fair value calculations were made using the Black-Scholes option-pricing model on the date of grant with the following weighted-average assumptions for fiscal 2005, fiscal 2004 and fiscal 2003; risk-free interest rates of 4.1%, 4.6% and 4.1%; expected lives of 5.9 years, 4.0 years and 4.0 years; expected volatilities of 52.8%, 54.3% and 54.3%; and expected dividend yields of zero for each fiscal year.

     As of January 28, 2006, options to purchase 6,954,612 shares vest at various dates through fiscal 2009. The change in the number of stock options was as follows:

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Outstanding, beginning of fiscal year	5,496,747	5,548,424	5,061,530
Granted during the fiscal year	2,923,417	48,750	543,665
Exercised during the fiscal year	(1,147,400)	—	—
Canceled, terminated and expired during the fiscal year	(318,152)	(100,427)	(56,771)

Outstanding, end of fiscal year	6,954,612	5,496,747	5,548,424

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 22. Equity Compensation Plans – (Continued)

     Weighted-average option exercise price information was as follows:

	52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Outstanding, beginning of fiscal year	$11.46	$11.55	$12.07
Granted during the fiscal year	10.13	6.86	7.25
Exercised during the fiscal year	5.16	—	—
Canceled, terminated and expired during the fiscal year	14.60	14.38	16.40
Outstanding, end of fiscal year	11.79	11.46	11.55
Exercisable, end of fiscal year	12.95	12.83	13.68

     Stock option grants outstanding as of January 28, 2006 and related weighted-average price and remaining contractual life information were as follows:

Option Grant Date	Number of Options Outstanding	Average Exercise Price	Remaining Contractual Life (Years)	Number of Options Exercisable
10/25/00	1,424,715	$13.94	4.7	1,424,715
03/29/01	480,000	17.25	5.2	480,000
06/14/01	36,000	22.89	0.4	36,000
10/04/01	478,670	22.35	5.7	478,670
06/13/02	15,000	18.50	1.4	15,000
09/12/02	597,770	11.70	6.6	597,770
10/22/02	400,000	4.75	6.7	400,000
10/28/02	265,000	4.65	6.8	265,000
06/13/03	15,000	7.36	2.4	15,000
09/25/03	320,040	7.25	7.7	320,040
06/11/04	30,000	6.76	3.4	30,000
08/24/04	15,000	7.10	3.6	15,000
06/09/05	183,000	8.60	9.4	—
08/15/05	5,250	10.44	9.6	—
08/29/05	1,500,000	10.39	9.6	—
11/30/05	89,167	10.47	4.8	—
12/22/05	600,000	10.13	9.9	—
01/01/06	500,000	9.99	9.9	—

Total	6,954,612	$11.79	7.3	4,077,195

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 22. Equity Compensation Plans – (Continued)

     Options, which are designed as incentive stock options under the Employee Plan, may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options, which are not intended to qualify as incentive stock options, may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions. The options granted under the Employee Plan and the Directors’ Plan expire ten years and five years after the date of grant, respectively, unless terminated earlier by the Company’s Board of Directors. The right to exercise the options granted vests in annual increments over four years under the Employee Plan and over three years under the Directors’ Plan from the date of the grant. Upon the closing of the transaction described in Note 2 hereof, all such options granted prior to June 9, 2005 vested. Options, which were granted by the Board of Directors as a result of two new employment contracts, expire ten years after the date of grant, unless terminated earlier. The right to exercise the options granted vests in annual increments over three years from the date of grant.

     The Company has elected APBO No. 25 and selected interpretations in accounting for each of its stock option plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value on the date of grant, as defined in each stock option plan document, no compensation expense has been recognized by the Company in connection with its stock-based compensation plan (see Stock-Based Compensation in Note 1).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 23. Consolidating Financial Information

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

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 52 Weeks Ended January 28, 2006
Sales	$3,977.0	$2,371.7	$—		$(2,371.7)	$3,977.0
Cost of goods sold	(2,846.3)	(2,371.7)	—		2,371.7	(2,846.3)

Gross profit	1,130.7	—	—		—	1,130.7
Selling, general and administrative expenses	(1,051.2)	6.6	3.7		—	(1,040.9)
Depreciation and amortization	(83.8)	(5.6)	(1.4)		—	(90.8)

Operating earnings (loss)	(4.3)	1.0	2.3		—	(1.0)
Interest expense, net	(60.6)	(0.7)	(3.4	)(a)	—	(64.7)
Equity in loss of subsidiaries	(0.8)	—	—		0.8	—

Earnings (loss) before income taxes	(65.7)	0.3	(1.1)		0.8	(65.7)
Income tax benefit	25.6	—	—		—	25.6

Net earnings (loss)	$(40.1)	$0.3	$(1.1)		$0.8	$(40.1)

For the 52 Weeks Ended January 29, 2005
Sales	$3,978.5	$2,355.3	$—		$(2,355.3)	$3,978.5
Cost of goods sold	(2,846.1)	(2,355.3)	—		2,355.3	(2,846.1)

Gross profit	1,132.4	—	—		—	1,132.4
Selling, general and administrative expenses	(995.8)	7.2	3.7		—	(984.9)
Depreciation and amortization	(82.0)	(6.1)	(1.3)		—	(89.4)
Impairment of goodwill and long-lived assets	(309.0)	—	—		—	(309.0)

Operating earnings (loss)	(254.4)	1.1	2.4		—	(250.9)
Interest expense, net	(64.5)	(0.8)	(1.7)		—	(67.0)
Equity in earnings of subsidiaries	1.0	—	—		(1.0)	—

Earnings (loss) before income taxes	(317.9)	0.3	0.7		(1.0)	(317.9)
Income tax benefit	9.3	—	—		—	9.3

Net earnings (loss)	$(308.6)	$0.3	$0.7		$(1.0)	$(308.6)

(a) Includes mortgage debt extinguishment of $2.8 million.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 23. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 52 Weeks Ended January 31, 2004
Sales	$3,991.3	$2,378.8	$—	$(2,378.8)	$3,991.3
Cost of goods sold	(2,858.9)	(2,372.5)	—	2,378.8	(2,852.6)

Gross profit	1,132.4	6.3	—	—	1,138.7
Selling, general and administrative expenses	(962.5)	5.1	3.5	—	(953.9)
Depreciation and amortization	(75.3)	(7.2)	(1.5)	—	(84.0)

Operating earnings	94.6	4.2	2.0	—	100.8
Interest expense, net	(70.1)	(0.7)	(1.7)	—	(72.5)
Equity in earnings of subsidiaries	3.8	—	—	(3.8)	—

Earnings before income taxes	28.3	3.5	0.3	(3.8)	28.3
Income tax provision	(11.8)	—	—	—	(11.8)

Net earnings	$16.5	$3.5	$0.3	$(3.8)	$16.5

Consolidating Balance Sheets:
As of January 28, 2006
Merchandise inventories	$157.8	$22.8	$—	$—	$180.6
Other current assets	188.2	3.5	0.3	—	192.0

Total current assets	346.0	26.3	0.3	—	372.6
Property and equipment, net	465.0	58.7	28.6	—	552.3
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	82.7	—	—	(82.7)	—
Other noncurrent assets	185.0	—	—	—	185.0

Total assets	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Accounts payable	$98.4	$1.8	$—	$—	$100.2
Other current liabilities	178.9	1.4	—	—	180.3

Total current liabilities	277.3	3.2	—	—	280.5
Long-term debt	423.8	—	—	—	423.8
Long-term capital lease obligations	160.3	8.2	—	—	168.5
Other noncurrent liabilities	190.7	19.8	—	—	210.5

Total liabilities	1,052.1	31.2	—	—	1,083.3
Stockholders’ equity	171.3	53.8	28.9	(82.7)	171.3

Total liabilities and stockholders’ equity	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 23. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets (Continued):
As of January 29, 2005
Merchandise inventories	$159.8	$22.4	$—	$—	$182.2
Other current assets	154.6	3.4	0.6	—	158.6

Total current assets	314.4	25.8	0.6	—	340.8
Property and equipment, net	487.1	58.0	29.9	—	575.0
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	59.9	—	—	(59.9)	—
Other noncurrent assets	192.2	—	0.7	—	192.9

Total assets	$1,198.3	$83.8	$31.2	$(59.9)	$1,253.4

Accounts payable	$93.5	$8.6	$—	$—	$102.1
Other current liabilities	209.9	1.3	0.8	—	212.0

Total current liabilities	303.4	9.9	0.8	—	314.1
Long-term debt	424.2	—	20.4	—	444.6
Long-term capital lease obligations	169.6	8.7	—	—	178.3
Other noncurrent liabilities	235.9	15.3	—	—	251.2

Total liabilities	1,133.1	33.9	21.2	—	1,188.2
Stockholders’ equity	65.2	49.9	10.0	(59.9)	65.2

Total liabilities and stockholders’ equity	$1,198.3	$83.8	$31.2	$(59.9)	$1,253.4

Consolidating Cash Flow Statements:
52 Weeks Ended January 28, 2006
Operating Activities
Cash provided by operating activities	$23.4	$0.5	$3.5	$—	$27.4

Investing Activities
Capital expenditures, including technology
investments	(60.5)	(3.7)	—	—	(64.2)
Purchases of marketable securities	(40.0)	—	—	—	(40.0)
Sales of marketable securities	36.0	—	—	—	36.0
Proceeds from the sale of assets	0.3	—	—	—	0.3

Cash used for investing activities	(64.2)	(3.7)	—	—	(67.9)

Financing Activities
Proceeds from issuance of common stock and
common stock warrants, net of expenses	137.5	—	—	—	137.5
Repayments of the working capital facility, net	(34.4)	—	—	—	(34.4)
Mortgage debt repayments and extinguishment	—	—	(23.8)	—	(23.8)
Repayments of capital lease obligations	(13.4)	(0.4)	—	—	(13.8)
Proceeds from exercise of stock options	5.9	—	—	—	5.9
Borrowings under other debt	3.1	—	—	—	3.1
Repayments of other debt	(2.5)	—	—	—	(2.5)
Deferred financing costs	(0.5)	—	—	—	(0.5)
Purchase of treasury stock	(0.2)	—	—	—	(0.2)
Intercompany equity transactions	(23.6)	3.6	20.0	—	—

Cash provided by (used for) financing activities	71.9	3.2	(3.8)	—	71.3

Increase (decrease) in cash and cash equivalents	31.1	—	(0.3)	—	30.8
Cash and cash equivalents at beginning at period	42.2	—	0.4	—	42.6

Cash and cash equivalents at end of period	$73.3	$—	$0.1	$—	$73.4

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 23. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements (Continued):
52 Weeks Ended January 29, 2005
Operating Activities
Cash provided by operating activities	$95.3	$3.8	$2.1	$—	$101.2

Investing Activities
Capital expenditures, including technology
investments	(96.3)	—	(2.5)	—	(98.8)
Acquisition of Community Supermarket Corporation	(4.5)	—	—	—	(4.5)
Proceeds from sale of real estate	2.4	1.3	—	—	3.7

Cash provided by (used for) investing activities	(98.4)	1.3	(2.5)	—	(99.6)

Financing Activities
Borrowings under the term loan	70.0	—	—	—	70.0
Repayments of the term loan	(45.8)	—	—	—	(45.8)
Borrowings under the working capital facility, net	29.9	—	—	—	29.9
Decrease in capital lease obligations	(10.6)	(4.6)	—	—	(15.2)
Deferred financing costs	(4.9)	—	—	—	(4.9)
Repayments of other debt	(4.4)	—	(0.3)	—	(4.7)
Borrowings under other debt	2.8	—	—	—	2.8
Intercompany equity transactions	(0.3)	(0.5)	0.8	—	—

Cash provided by (used for) financing activities	36.7	(5.1)	0.5	—	32.1

Increase in cash	33.6	—	0.1	—	33.7
Cash at beginning at period	8.7	—	0.2	—	8.9

Cash at end of period	$42.3	$—	$0.3	$—	$42.6

52 Weeks Ended January 31, 2004
Operating Activities
Cash provided by operating activities	$86.0	$3.1	$1.7	$—	$90.8

Investing Activities
Capital expenditures, including technology
investments	(68.2)	(0.6)	—	—	(68.8)
Proceeds from sale of real estate	17.3	—	—	—	17.3

Cash used for investing activities	(50.9)	(0.6)	—	—	(51.5)

Financing Activities	—	—
Repayments of the term loan	(171.5)	—	—	—	(171.5)
Borrowings under the senior subordinated notes	153.9	—	—	—	153.9
Decrease in capital lease obligations	(16.0)	(3.1)	—	—	(19.1)
Repayments of the working capital facility, net	(5.5)	—	—	—	(5.5)
Repayments of other debt	(3.1)	—	(0.5)	—	(3.6)
Borrowings under other debt	3.4	—	—	—	3.4
Borrowings under lease financings	1.8	—	—	—	1.8
Deferred financing costs	(1.1)	—	—	—	(1.1)
Intercompany equity transactions	0.7	0.6	(1.3)	—	—

Cash used for financing activities	(37.4)	(2.5)	(1.8)	—	(41.7)

Decrease in cash	(2.3)	—	(0.1)	—	(2.4)
Cash at beginning at period	11.0	—	0.3	—	11.3

Cash at end of period	$8.7	$—	$0.2	$—	$8.9

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 24. Commitments and Contingencies

     Outsourcing Agreements. In February 2005, the Company entered into a seven-year extension of an existing outsourcing agreement with International Business Machines Corporation (“IBM”) to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate this agreement upon 90 days notice with a payment of a specified termination charge.

     The Company has a 15-year supply agreement with C&S, expiring in January 2013, pursuant to which C&S supplies substantially all of the Company’s grocery, frozen and perishable merchandise requirements. Under this arrangement with C&S, the Company negotiate prices, discounts and promotions directly with vendors and pays C&S an agreed upon rate per case. During fiscal 2005, the products supplied from C&S accounted for approximately 62% of all the Company’s supermarket inventory purchases. This agreement may be terminated for cause or certain events of bankruptcy by either party.

     The Company also has an agreement, expiring in January 2014, with GHI, a local trucking company, to provide trucking services for the Company. The Company may terminate the agreement with a payment of a specified termination charge.

     Contingencies. On June 15, 2005, Rick Hartman, a stockholder in the Company, filed in the United States District Court for the District of Delaware a purported class action complaint (the “Complaint”) against the Company and its directors (the “Individual Defendants”; the Company and the Individual Defendants hereinafter collectively referred to as the “Defendants”). The Complaint asserts on behalf of a purported class of the Company’s stockholders a claim against the Defendants for issuing a proxy statement in connection with the Purchase Agreement, that was allegedly materially false and misleading. The Complaint additionally asserts a claim against the Individual Defendants for alleged breach of fiduciary duties in connection with the Purchase Agreement. The Complaint seeks an award of damages for the alleged wrongs asserted in the Complaint. On March 8, 2006, the Court issued an opinion dismissing the Complaint in its entirety (the proxy statement claims with prejudice, and the breach of fiduciary duty claims without prejudice).

     The Company is subject to claims and suits in the ordinary cause of business. While the outcome of these claims cannot be predicted with certainty, the Company does believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows. The Company has taken certain tax positions, which may be challenged, and has reserved for such tax positions in noncurrent liabilities as payment, if any, is not expected within one year. While the ultimate resolution of these positions cannot be determined with any degree of certainty, management believes that the aggregate contingencies, if any, when compared to the amounts reserved, will not have a material effect on the Company’s financial statements taken as a whole.

     Guarantees. In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of January 28, 2006, the Company has a liability on its consolidated balance sheet of $2.5 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with two Assigned Leases assigned after December 31, 2002. The Company’s records indicate that an additional 62 Assigned Leases may still be in effect; however, the Company is unable to determine if such Assigned Leases are still actually in effect or have been terminated by the assignees or their successors. Assuming that each Assigned Lease is still in effect and that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 24. Commitments and Contingencies – (Continued)

with respect to these Assigned Leases to be approximately $92 million, which could be partially or totally offset by reassigning or subletting such leases. Additionally, the Company is a party to a variety of contracts under which it may be obligated to indemnify the other party for certain matters. These contracts primarily relate to the Company’s commercial contracts, leases, financial agreements and various other agreements. Under these contracts, the Company may provide routine indemnification relating to representations and warranties, or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, the Company has not made a significant payment for these indemnifications. See Note 19 for information regarding the Company’s indemnification obligations with respect to contingent withdrawal liabilities (as defined by ERISA).

Note 25. Insurance Claims

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

Note 26. Derivative Instruments and Hedging Activities

     As part of its overall strategy to manage the level of exposure to interest rate risk, in July 2001 the Company entered into a three-year interest-rate collar (the “Collar”) with a notional amount of $150 million of our Term Loan. The Collar had an effective cap with a strike of 10.5% and a floor with a strike of 8.89%. At inception, this derivative was designated, and continued to qualify through the date of settlement and termination, as a perfectly-effective cash-flow hedge of the Company’s forecasted variable interest rate payments due on our Term Loan. The Company did not hold or issue derivative financial instruments for speculative or trading purposes but rather to hedge against the risk of rising interest rates. This derivative was recorded on the balance sheet at fair value, included in other noncurrent liabilities, with the related unrealized loss, net of tax, recorded in stockholders’ equity and classified as accumulated other comprehensive loss. The fair value of the derivative was based on its market value as determined by an independent party. However, considerable judgment was required in developing estimates of fair value. Accordingly, the estimates presented were not necessarily indicative of the amounts that the Company could have settled for in a current market exchange. The use of different market assumptions or methodologies could have affected the estimated fair value. The counterparty to this derivative transaction was a major financial institution.

          As a result of repayments of $153 million of the Term Loan from proceeds of the Senior Subordinated Notes offerings, the Collar was settled and terminated. The Company recorded a pre-tax interest charge in fiscal 2003 of $3.7 million ($2.2 million after tax) related to the termination and settlement of the Collar in its consolidated statements of operations.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 27. Quarterly Financial Data (Unaudited)

	13 Weeks Ended				52 Weeks Ended January 28, 2006
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
	(in millions, except per share amounts)
Fiscal 2005
Sales	$1,002.5	$1,000.7	$980.5	$993.3	$3,977.0
Cost of goods sold	(717.5)	(714.8)	(707.3)	(706.7)	(2,846.3)

Gross profit	285.0	285.9	273.2	286.6	1,130.7
Selling, general and administrative expenses (a)	(250.9)	(254.9)	(264.1)	(271.0)	(1,040.9)
Depreciation and amortization (b)	(22.2)	(22.3)	(22.5)	(23.8)	(90.8)

Operating earnings (loss)	11.9	8.7	(13.4)	(8.2)	(1.0)
Interest expense, net (d)	(16.3)	(18.2)	(15.0)	(15.2)	(64.7)

Loss before income taxes	(4.4)	(9.5)	(28.4)	(23.4)	(65.7)
Income tax benefit	2.3	4.4	10.1	8.8	25.6

Net loss	$(2.1)	$(5.1)	$(18.3)	$(14.6)	$(40.1)

Net loss per share - basic and diluted (e)	$(0.07)	$(0.12)	$(0.36)	$(0.28)	$(0.92)

LIFO charge	$0.5	$0.5	$0.7	$1.0	$2.7

	13 Weeks Ended				52 Weeks Ended January 29, 2005
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
	(in millions, except per share amounts)
Fiscal 2004
Sales	$990.1	$1,011.7	$979.9	$996.8	$3,978.5
Cost of goods sold	(710.7)	(728.0)	(702.7)	(704.7)	(2,846.1)

Gross profit	279.4	283.7	277.2	292.1	1,132.4
Selling, general and administrative expenses (a)	(244.6)	(248.2)	(245.8)	(246.3)	(984.9)
Depreciation and amortization (b)	(21.5)	(21.5)	(21.6)	(24.8)	(89.4)
Impairment of goodwill and long-lived assets (c)	—	—	—	(309.0)	(309.0)

Operating earnings (loss)	13.3	14.0	9.8	(288.0)	(250.9)
Interest expense, net (d)	(16.5)	(16.3)	(18.0)	(16.2)	(67.0)

Loss before income taxes	(3.2)	(2.3)	(8.2)	(304.2)	(317.9)
Income tax benefit	1.4	0.7	4.6	2.6	9.3

Net loss	$(1.8)	$(1.6)	$(3.6)	$(301.6)	$(308.6)

Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(10.03)	$(10.26)

LIFO charge	$0.3	$0.2	$0.3	$1.2	$2.0

(a)	The quarterly financial data for the 13 weeks ended April 30, 2005 and July 30, 2005 included a charge of $0.9 million and $0.2 million, respectively, related to a review of strategic alternatives, which resulted in the Yucaipa investment. The quarterly financial data for the 13 weeks ended October 29, 2005 included a charge of $4.2 million related to the Initiative, a charge of $3.6 million related to the store labor buyout initiative, a charge of $1.6 million related to executive separation agreements and a charge of $0.5 million related to the amortization of stock-based compensation. The quarterly financial data for the 13 weeks ended January 28, 2006 included a charge of $8.4 million related to the corporate headcount reduction program, a charge of $1.0 million related to an executive separation agreement, a charge of $0.7 million related to the amortization of stock-based compensation, a charge of $0.5 million related to the Initiative and is net of a gain of $0.3 million from the sale of assets. The quarterly financial data for the 13 weeks ended May 1, 2004 and October 30, 2004 is net of gains of $1.2 million and $0.3 million, respectively, from the sale of real estate. The quarterly financial data for the 13 weeks ended January 29, 2005 is net of a $1.4 million credit to correct, on a cumulative basis, the accounting for the Company’s operating leases and long-term disability plan (see Note 29. Accounting Adjustments – Fiscal 2004).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 27. Quarterly Financial Data (Unaudited) – (Continued)

(b)	The quarterly financial data for the 13 weeks ended January 29, 2005 included a charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements (see Note 29. Accounting Adjustments – Fiscal 2004).
(c)	See Impairment of Goodwill and Long-Lived Assets in Note 1.
(d)	The quarterly financial data for the 13 weeks ended July 30, 2005 included a charge of $2.8 million related to the early extinguishment of mortgage debt. The quarterly financial data for the 13 weeks ended October 30, 2004 included a charge of $1.5 million related to the early extinguishment of the previous credit agreement.
(e)	Due to the issuance of Common Stock during fiscal 2005 (see Note 21. Capital Stock), the sum of the net losses per share each quarter does not equal the net loss per share for fiscal 2005.

Note 28. Acquisition – Fiscal 2004

     On February 20, 2004, the Company purchased the remaining 67% of the common stock of Community Supermarket Corporation (“CSC”) that it did not already own from the other shareholder for $4.5 million in cash (the “Acquisition”). As a result of the Acquisition, the Company owns 100% of CSC (now known as Bergen Street Pathmark, Inc.). CSC has been a tenant under a lease for a supermarket in Newark, New Jersey and prior to the acquisition, had retained the Company to manage the supermarket for it. The Acquisition was accounted for utilizing the purchase method, in which the purchase price was allocated to the fair value of assets acquired and liabilities assumed, and resulted in additional goodwill of $4.5 million. The results of operations of CSC are included in the Company’s consolidated financial statements subsequent to the acquisition date.

Note 29. Accounting Adjustments – Fiscal 2004

     During fiscal 2004, the Company reviewed its lease accounting practices following the Securities and Exchange Commission’s clarification to the American Institute of Certified Public Accountants of operating leases and leasehold improvement issues. Based on this review, the Company recorded in fiscal 2004 a credit of $4.4 million to correct, on a cumulative basis, the calculation of straight-line rent expense by reducing its deferred rent liability account. The Company also recorded a charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements.

     In addition, the Company reviewed the accounting for its long-term disability medical plan. Based on this review, the Company concluded that it had not correctly accounted for the plan on an accrual basis and recorded a charge of $3.0 million to record a liability for such disability expenses. The Company also recorded a credit of $1.3 million to correct, on a cumulative basis, certain book and tax basis differences by reducing its deferred income tax liability account.

     A summary of the aforementioned charges (credits) recorded in fiscal 2004 are as follows (in millions):

	Pre-Tax	Tax Impact	Post-Tax
Straight-line rent expense	$(4.4)	$1.8	$(2.6)
Depreciation and amortization	2.0	(0.8)	1.2
Long-term disability – medical expense	3.0	(1.2)	1.8
Deferred income tax benefit	—	(1.3)	(1.3)

	$0.6	$(1.5)	$(0.9)

     The Company did not restate its prior years’ financial statements for such adjustments since the impact was immaterial to the Company’s consolidated financial condition and results of operations for fiscal 2004 and prior years.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathmark Stores, Inc.
Carteret, New Jersey

We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the 52 week periods ended January 28, 2006, January 29, 2005 and January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Pathmark Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their consolidated operations and their consolidated cash flows for each of the 52 week periods ended January 28, 2006, January 29, 2005 and January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
April 7, 2006

Pathmark Stores, Inc.
Management’s Annual Report on Internal Control Over Financial Reporting

The management of Pathmark Stores, Inc. (the “Company” or “Pathmark”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Pathmark’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Pathmark; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Pathmark are being made only in accordance with authorization of management and directors of Pathmark; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Pathmark’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management determined that the Company’s internal control over financial reporting was effective as of January 28, 2006 based on the criteria established in COSO’s Internal Control – Integrated Framework.

The Company’s independent auditor, Deloitte & Touche LLP, a registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. Their report follows.

/s/ John T. Standley	/s/ Frank G. Vitrano
John T. Standley	Frank G. Vitrano
Chief Executive Officer	President and Chief Financial Officer
April 7, 2006	April 7, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathmark Stores, Inc.
Carteret, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Pathmark Stores, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2006 of the Company and our report dated April 7, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
April 7, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of January 28, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2006.

     There has been no change during the Company’s fiscal quarter ended January 28, 2006 in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     During fiscal 2005, the Company remediated material weaknesses in internal controls over financial reporting, which was reported in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, by implementing a more extensive analysis and review over the calculation of goodwill impairment and the accounting for book overdrafts.

     Management’s Annual Report and the Report of Independent Registered Public Accounting Firm are incorporated by reference from Item 8 to this Form 10-K.

Item 9B. Other Information.

     As previously disclosed, on December 14, 2005, Kenneth Martindale and the Company entered into an employment agreement pursuant to which Mr. Martindale agreed to serve as President and Chief Merchandising and Marketing Officer of the Company beginning on January 1, 2006 (the “Effective Date”).

     Pursuant to the employment agreement, the Company, effective as of the Effective Date, granted Mr. Martindale an option to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $9.99 (the fair market value of the shares of Common Stock on the Effective Date).

Part III

Item 10. Directors and Executive Officers of the Registrant.

     Information required by this item will be included in the registrant’s 2006 Proxy Statement which will be filed with the SEC within 120 days after January 28, 2006, and is incorporated herein by reference, except that information concerning the Executive Officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

     Information required by this item will be included in the registrant’s 2006 Proxy Statement which will be filed with the SEC within 120 days after January 28, 2006, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item will be included in the registrant’s 2006 Proxy Statement which will be filed with the SEC within 120 days after January 28, 2006, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required by this item will be included in the registrant’s 2006 Proxy Statement which will be filed with the SEC within 120 days after January 28, 2006, and is incorporated herein by reference.

Part IV

Item 14. Principal Accounting Fees and Services

     Information required by this item will be included in the registrant’s 2006 Proxy Statement which will be filed with the SEC within 120 days after January 28, 2006, and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.

(f)	Exhibits Incorporated herein by reference is a list of exhibits in the Exhibit Index on pages 69 to 72 of this report.

(g)	Financial Statement Schedules None required.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2006	Pathmark Stores, Inc.

	By	/s/ Frank G. Vitrano Frank G. Vitrano President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ John T. Standley (John T. Standley)	Director and Chief Executive Officer (Principal Executive Officer)	April 7, 2006

	/s/ Frank G. Vitrano (Frank G. Vitrano)	President and Chief Financial Officer (Principal Financial Officer)	April 7, 2006

	/s/ Joseph W. Adelhardt (Joseph W. Adelhardt)	Senior Vice President and Controller (Principal Accounting Officer)	April 7, 2006

	/s/ Michael R. Duckworth (Michael R. Duckworth)	Director *	April 7, 2006

	/s/ Daniel H. Fitzgerald (Daniel H. Fitzgerald)	Director *	April 7, 2006

	/s/ Bruce L. Hartman (Bruce L. Hartman)	Director *	April 7, 2006

	/s/ David R. Jessick (David R. Jessick)	Director *	April 7, 2006

	/s/ Larry R. Katzen (Larry R. Katzen)	Director *	April 7, 2006

	/s/ Gregory Mays (Gregory Mays)	Director *	April 7, 2006

	(Sarah E. Nash)	Director	April 7, 2006

	/s/ Ira Tochner (Ira Tochner)	Director *	April 7, 2006

	/s/ John J. Zillmer (John J. Zillmer)	Director *	April 7, 2006

*By:	/s/ Marc A. Strassler (Marc A. Strassler) Attorney-in-Fact

Exhibit Index

Exhibit Number	Document Name

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the SEC on October 19, 2000, File No. 333-46882 (the “2000 Registration Statement”)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 6, 2005 (the “December 6, 2005 Form 8-K”)).

4.1	Registration Rights Agreement (incorporated by reference from the 2000 Registration Statement).

4.2	Warrant Agreement (incorporated by reference from the 2000 Registration Statement).

4.3	Indenture, dated as of January 29, 2002, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Associate, Trustee (incorporated by reference from the Company’s Registration Statement as filed with the SEC on March 11, 2002, File No. 333-84102 (the “2002 Form S-4”)).

4.4	First Supplemental Indenture, dated as of January 30, 2002 (incorporated by reference from the 2002 Form S-4).

4.5	Warrant Agreement among the Company and certain investors named therein (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on June 15, 2005 (the “June 2005 Form 8-K”)).

4.6	Registration Rights Agreement among the Company and certain investors named therein (incorporated by reference from the June 2005 Form 8-K).

*10.1	Pension Plan as amended through December 30, 2005.

*10.2	Excess Benefit Plan, dated March 9, 1987.

*10.3	Savings Plan as amended through March 28, 2005.

10.4	First Amended and Restated Supply Agreement among the Company, Plainbridge and C&S, dated as of January 29, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

10.5	Employment agreement between the Company and John T. Standley (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2005 (the “August 2005 Form 8-K).

10.6	Award Agreement (Stock Option) between the Company and John T. Standley (incorporated by reference from the August 2005 Form 8-K).

10.7	Award Agreement (Restricted Stock) between the Company and John T. Standley (incorporated by reference from the August 2005 Form 8-K).

10.8	Amended and Restated Employment Agreement, dated as of November 20, 2002, between the Company and Frank G. Vitrano (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002).

Exhibit Index – (Continued)

Exhibit Number	Document Name

10.9	First Amendment to the Amended and Restated Employment Agreement between the Company and Frank G. Vitrano (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 23, 2005 (the “December 23, 2005 Form 8-K”)).

10.10	Award Agreement (Stock Option) between the Company and Frank G. Vitrano (incorporated by reference from the December 23, 2005 Form 8-K).

10.11	Award Agreement (Restricted Stock) between the Company and Frank G. Vitrano (incorporated by reference from the December 23, 2005 Form 8-K).

10.12	Supplemental Retirement Agreement dated March 1, 2000 between the Company and Frank G. Vitrano (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the “1999 Annual Report”)).

10.13	Amendment Number 1 to the Supplemental Retirement Agreement, dated as of March 1, 2000, between the Company and Frank G. Vitrano (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (the “May 2004 Form 10-Q”)).

10.14	Employment Agreement between the Company and Kenneth Martindale (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 19, 2005 (the December 19, 2005 Form 8-K”)).

10.15	Award Agreement (Stock Option) between the Company and Kenneth Martindale (incorporated by reference from the December 19, 2005 Form 8-K).

10.16	Award Agreement (Restricted Stock) between the Company and Kenneth Martindale (incorporated by reference from the December 19, 2005 Form 8-K).

10.17	Employment Agreement between the Company and Robert Joyce, dated as of February 1, 1999 (incorporated by reference from the Solicitation/Recommendation Statement of Holdings on Form 14D-9 filed with the SEC on March 16, 1999).

10.18	Sale and Retention Bonus Agreement, dated as of February 1, 2000, between the Company and Robert Joyce (incorporated be reference from the 1999 Annual Report).

10.19	Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement, dated as of July 1, 2000, between the Company and Robert Joyce (incorporated by reference from the 2000 Registration Statement).

10.20	Supplemental Retirement Agreement, dated as of June 1, 1994, between the Company and Robert Joyce (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the “1994 Annual Report”)).

10.21	Employment Agreement, dated as of February 1, 1999, between the Company and Harvey Gutman (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the “2000 Annual Report”)).

10.22	Sale and Retention Bonus Agreement, dated as of February 1, 2000, between the Company and Harvey Gutman (incorporated by reference from the 1999 Annual Report).

Exhibit Index – (Continued)

Exhibit Number	Document Name

10.23	Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement, dated as of July 1, 2001, between the Company and Harvey Gutman (incorporated by reference from the 2000 Annual Report).

10.24	Supplemental Retirement Agreement dated as of June 1, 1994, between the Company and Harvey Gutman (incorporated by reference from the 1994 Annual Report).

10.25	Supplemental Retirement Agreement, dated as of March 1, 2000, between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).

10.26	Amendment Number 1 to Supplemental Retirement Agreement, dated as of March 1, 2000, between the Company and Eileen Scott (incorporated by reference from the May 2004 Form 10Q).

10.27	Separation Agreement between the Company and Eileen Scott (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on November 4, 2005).

10.28	Separation Agreement between the Company and Herbert Whitney (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 22, 2005).

*10.29	Employment Agreement, dated as of April 1, 2004, between the Company and Mark Kramer.

*10.30	Supplemental Retirement Agreement, dated as of March 25, 2004, between the Company and Mark Kramer.

10.31	2000 Employee Equity Plan (the “Employee Plan”) as amended and restated as of November 30, 2005 (incorporated by reference from the Company’s Proxy Statement as filed with the SEC on November 2, 2005 (the “2006 Proxy Statement”)).

10.32	Form of Award Agreement (Stock Option) pursuant to the Employee Plan (incorporated by reference from the 2006 Proxy Statement).

10.33	Form of Award Agreement (Restricted Stock Unit) pursuant to the Employee Plan (incorporated by reference from the 2006 Proxy Statement).

10.34	2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”) as amended and restated as of November 30, 2005 (incorporated by reference from the 2006 Proxy Statement).

10.35	Form of Award Agreement (Stock Option) pursuant to the Directors’ Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004).

10.36	2001 Executive Incentive Plan for Executive Officers, effective June 14, 2001 (incorporated by reference from the Company’s Proxy Statement as filed with the SEC on May 4, 2001).

10.37	Credit Agreement, dated as of October 1, 2004, among the Company, Lenders party thereto and Fleet Retail Group, a Bank of America company, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2004).

10.38	First Amendment to the Credit Agreement (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on June 15, 2005.

10.39	Second Amendment to the Credit Agreement (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005).

Exhibit Index – (Continued)

Exhibit Number	Document Name

*10.40	Third Amendment to the Credit Agreement, dated December 13, 2005.

*10.41	Fourth Amendment to the Credit Agreement, dated March 24, 2006.

10.42	Securities Purchase Agreement, dated as of March 23, 2005, among the Company and Yucaipa Corporation Initiatives Funds I, L.P., Yucaipa American Alliance Fund I, L.P., Yucaipa American Alliance (Parallel) Fund I, L.P. and The Yucaipa Companies LLC (as the Investors’ representative) (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on March 28, 2005 (the “March 2005 Form 8-K”)).

10.43	Management Services Agreement, dated as of March 23, 2005, by and between the Company and The Yucaipa Companies LLC (incorporated by reference from the March 2005 Form 8-K).

10.44	Amended and Restated Stockholders’ Agreement among the Company and certain investors named therein (incorporated by reference from the December 6, 2005 Form 8-K).

*10.45	Retirement Incentive Program - Program Offering from December 9, 2005 to January 23, 2006.

*10.46	Transition Agreement between the Company and Harvey Gutman, dated March 27, 2006.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	List of Subsidiaries.

*23.1	Consent of Deloitte & Touche LLP.

*24.1	Power of Attorney for Michael R. Duckworth.

*24.2	Power of Attorney for David R. Jessick.

*24.3	Power of Attorney for Larry R. Katzen.

*24.4	Power of Attorney for Gregory Mays.

*24.5	Power of Attorney for Ira Tochner.

*24.6	Power of Attorney for John J. Zillmer

*31.1	Form of CEO Certification.

*31.2	Form of CFO Certification.

*32.1	Certification of John T. Standley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.