Form 10-Q
period 2006-04-29
PATHMARK STORES INC
filed 2006-06-02
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended April 29, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
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
            Yes ☐        No ☒

     As of May 26, 2006, 52,036,441 shares of Common Stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Sales	$998.5	$1,002.5
Cost of goods sold	(709.0)	(717.5)

Gross profit	289.5	285.0
Selling, general and administrative expenses	(259.8)	(250.9)
Depreciation and amortization	(23.0)	(22.2)

Operating earnings	6.7	11.9
Interest expense, net	(15.5)	(16.3)

Loss before income taxes	(8.8)	(4.4)
Income tax benefit	3.4	2.3

Net loss	$(5.4)	$(2.1)

Weighted average number of shares outstanding – basic and diluted	52.0	30.1

Net loss per share – basic and diluted	$(0.10)	$(0.07)

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share amounts)

	April 29, 2006	January 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$68.0	$73.4
Marketable securities	—	4.0
Accounts receivable, net	23.2	21.1
Merchandise inventories	186.3	180.6
Due from suppliers	64.4	69.6
Other current assets	28.6	23.9

Total current assets	370.5	372.6
Property and equipment, net	541.0	552.3
Goodwill	144.7	144.7
Other noncurrent assets	184.6	185.0

Total assets	$1,240.8	$1,254.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$109.1	$100.2
Current maturities of long-term debt	1.3	2.1
Current portion of capital lease obligations	10.1	11.1
Accrued expenses and other current liabilities	163.6	167.1

Total current liabilities	284.1	280.5
Long-term debt	423.6	423.8
Long-term capital lease obligations	166.3	168.5
Deferred income taxes	58.0	62.3
Other noncurrent liabilities	140.8	148.2

Total liabilities	1,072.8	1,083.3

Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.5	0.5
Authorized: 100,000,000 shares; issued: 52,034,441 shares
at April 29, 2006 and 52,012,553 shares at January 28, 2006
Common stock warrants	69.7	69.7
Paid-in capital	745.7	743.6
Accumulated deficit	(643.8)	(638.4)
Accumulated other comprehensive loss	(4.1)	(4.1)

Total stockholders' equity	168.0	171.3

Total liabilities and stockholders' equity	$1,240.8	$1,254.6

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Operating Activities
Net loss	$(5.4)	$(2.1)
Adjustments to reconcile the net loss to cash provided by operating activities:
Depreciation and amortization	23.0	22.2
Amortization of deferred financing costs	0.4	0.4
Amortization of stock-based compensation	2.1	—
Deferred income tax benefit	(4.2)	(3.1)
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	(2.1)	1.0
Merchandise inventories	(5.7)	(11.6)
Due from suppliers	5.2	9.1
Other current assets	(4.7)	(7.9)
Noncurrent assets	0.5	(5.4)
Accounts payable	8.9	18.8
Accrued expenses and other current liabilities	(3.5)	(3.7)
Other noncurrent liabilities	(7.5)	(3.6)

Cash provided by operating activities	7.0	14.1

Investing Activities
Capital expenditures	(12.1)	(6.7)
Sale of marketable securities	4.0	—

Cash used for investing activities	(8.1)	(6.7)

Financing Activities
Repayments of capital lease obligations	(3.2)	(3.4)
Repayments of other debt, net	(0.9)	(0.5)
Proceeds from exercise of stock options	0.3	—
Purchase of treasury stock	(0.3)	—
Deferred financing costs	(0.2)	—
Repayments of the working capital facility, net	—	(1.8)

Cash used for financing activities	(4.3)	(5.7)

Increase (decrease) in cash and cash equivalents	(5.4)	1.7
Cash and cash equivalents at beginning of period	73.4	42.6

Cash and cash equivalents at end of period	$68.0	$44.3

Supplemental Disclosures of Cash Flow Information
Interest paid	$22.2	$22.8

Income taxes paid	$0.1	$0.1

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in millions)

	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 28, 2006	$0.5	$69.7	$743.6	$(638.4)	$(4.1)	$—	$171.3
Net loss and comprehensive loss	—	—	—	(5.4)	—	—	(5.4)
Purchase of treasury stock	—	—	—	—	—	(0.3)	(0.3)
Exercise of stock options	—	—	—	—	—	0.3	0.3
Stock-based compensation expense	—	—	2.1	—	—	—	2.1

Balance, April 29, 2006	$0.5	$69.7	$745.7	$(643.8)	$(4.1)	$—	$168.0

See notes to consolidated financial statements.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

     Business. Pathmark Stores, Inc. (the "Company" or "Pathmark") operated 141 supermarkets as of April 29, 2006, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

     Basis of Presentation. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

Note 2. Related-Party Transaction

     The Company and The Yucaipa Companies LLC (“Yucaipa”) entered into a Management Services Agreement (the “MSA”) in fiscal 2005. Pursuant to the MSA, Yucaipa provides certain business and financial advice and management services to the Company in connection with the operation of its business. For such services, the Company pays Yucaipa an annual fee of $3.0 million, payable monthly, and reimburses Yucaipa for expenses up to $0.5 million per annum. Michael Duckworth and Ira Tochner, two directors of the Company, are partners in Yucaipa.

Note 3. Stock-Based Compensation

     Effective with the beginning of fiscal 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R) using the modified-prospective transition method. Under this transition method, the Company recognized stock-based compensation expense for all stock options granted prior to, but not yet vested on January 28, 2006, and stock options granted subsequent to January 28, 2006. With the assistance of an independent third party, the Company determined the fair value of such grants using the Black-Scholes option pricing method. The adoption of SFAS No. 123(R) increased the Company’s loss before income taxes and its net loss for the 13 weeks ended April 29, 2006 by $1.3 million and $0.8 million, or $0.01 per diluted share, respectively, compared to the accounting for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25. As a result, stock-based compensation expense of $2.1 million was recorded for the 13 weeks ended April 29, 2006, consisting of $1.3 million related to stock options and $0.8 million related to restricted stock and restricted stock units.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 3. Stock-Based Compensation – (Continued)

     The pro forma net loss and net loss per share for the 13 weeks ended April 30, 2005, including the effects of expensing stock options, is as follows (in millions, except per share amounts):

Net loss, as reported	$(2.1)
Stock-based compensation expense, net of related tax effect, pro forma	(0.8)

Net loss, pro forma	$(2.9)

Weighted average number of shares outstanding – basic and diluted	30.1

Net loss per share – basic and diluted, as reported	$(0.07)
Stock-based compensation expense, net of related tax effect, pro forma	(0.03)

Net loss per share – basic and diluted, pro forma	$(0.10)

     The Company’s 2000 Employee Equity Plan (the “Employee Plan”) and 2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”) make available the granting of various forms of equity awards, including stock options, restricted stock and restricted stock units, aggregating 12,294,118 shares of the Company’s common stock (the “Common Stock”), of which 11,514,118 shares are authorized under the Employee Plan and 780,000 shares are authorized under the Directors’ Plan. Officers and certain key employees are eligible to receive awards under the Employee Plan and directors, who are not employees of the Company and who are “Independent Directors” as such term is used under the rules and listing standards of Nasdaq, are eligible under the Directors’ Plan.

     The following weighted-average assumptions were used to value the Company’s grants of stock options, which are being recognized as stock-based compensation expense effective with the beginning of fiscal 2006:

	Issued
	13 Weeks Ended April 29, 2006	Prior to January 28, 2006
Stock options	80,000	2,877,417
Fair value of stock options at the date of grant	$5.48	$5.50
Risk-free interest rate (a)	4.8%	4.1%
Expected life (in years) (b)	6.3	5.9
Expected volatility (c)	49.9%	52.8%
Expected dividend yield (d)	—%	—%

(a)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

(b)	The expected life of the grants was determined using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

(c)	The expected volatility is based on a database of traded and quoted options on the Company’s Common Stock.

(d)	The Company does not expect to pay a dividend during the contractual life of the options granted.

     The option granted in the first quarter of fiscal 2006 was granted pursuant to the Employee Plan, has a term of ten years and becomes exercisable in four installments beginning one year after the date of grant. The Company is amortizing the expense with respect to this option on a straight-line basis over a four-year period.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 3. Stock-Based Compensation – (Continued)

     A summary of stock option activity as of April 29, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 28, 2006	6,954,612	$11.79
Granted during fiscal period	80,000	10.03
Exercised during fiscal period	(48,375)	5.64
Cancelled, terminated, forfeited or expired during fiscal period	(7,050)	14.40

Outstanding at April 29, 2006	6,979,187	$11.81	7.1	$21.0

Exercisable at April 29, 2006	4,022,770	$13.04	5.4	$4.7

     The Company received $0.3 million of proceeds from the exercise of stock options during the first quarter of fiscal 2006 with an intrinsic value of $0.2 million. As of April 29, 2006, there was $13.3 million of unrecognized compensation cost related to non-vested options, which will be recognized over a weighted-average period of 3.4 years.

     As of April 29, 2006, the Company had 2,956,417 unvested options outstanding with a weighted-average fair value of $5.51 per share. No options vested during the first quarter of fiscal 2006.

     The Company’s policy related to the issuance of shares to cover the exercise of options is to first utilize treasury stock, when available, and then issue shares from currently authorized stock.

     During the first quarter of fiscal 2006, a restricted stock unit representing 10,000 shares of Common Stock was granted under the Employee Plan. The aggregate value of the restricted stock unit granted of $0.1 million is being amortized as compensation expense over the four-year vesting period.

     The following table summarized the changes in the number of Common Stock outstanding:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance at January 28, 2006	52,012,553	—	52,012,553
Exercise of stock options	21,888	26,487	48,375
Purchase of treasury stock	—	(26,487)	(26,487)

Balance at April 29, 2006	52,034,441	—	52,034,441

     During the first quarter of fiscal 2006, 67,024 shares of restricted stock vested; upon vesting, 26,487 shares of Common Stock were surrendered by the recipients to satisfy tax withholding requirements.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 4. Cash and Cash Equivalents

     Cash and cash equivalents are comprised of the following (in millions):

	April 29, 2006	January 28, 2006
Cash	$49.0	$46.0
Cash equivalents	19.0	27.4

Cash and cash equivalents	$68.0	$73.4

     Cash equivalents represent highly liquid investments with a maturity of three months or less when purchased. At April 29, 2006 and January 28, 2006, net book overdrafts of $32.5 million and $23.4 million, respectively, were classified as accounts payable and not as a reduction of cash and cash equivalents since the Company does not have a right of offset related to its depository and disbursing accounts.

Note 5. Long-Term Debt

     Long-term debt is comprised of the following (in millions):

	April 29, 2006	January 28, 2006
Senior subordinated notes	$352.8	$352.9
Term loan	70.0	70.0
Other debt	2.1	3.0

Total debt	424.9	425.9
Less: current maturities	(1.3)	(2.1)

Long-term debt	$423.6	$423.8

Note 6. Interest Expense, Net

     Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Senior subordinated notes (a)	$7.7	$7.7
Term loan (b)	1.1	0.8
Working capital facility	0.1	0.5
Lease obligations	4.6	4.8
Amortization of deferred financing costs	0.4	0.4
Interest income	(0.2)	—
Other	1.8	2.1

Interest expense, net	$15.5	$16.3

(a)	Bears interest at a fixed rate of 8.75%.

(b)	The weighted-average interest rates in effect on all borrowings under the term loan were 6.5% and 4.8% during the first quarters of fiscal 2006 and 2005, respectively.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 7. Benefits

     The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

     Pension Benefits:

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Service cost	$0.9	$0.9
Interest cost	3.5	3.1
Expected return on plan assets	(5.9)	(5.8)
Amortization of prior service costs	—	0.1
Amortization of losses	1.1	1.0

Net periodic benefit cost reduction	$(0.4)	$(0.7)

     Other Postretirement Benefits:

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Service cost	$0.2	$0.2
Interest cost	0.4	0.5
Amortization of prior service costs	(0.3)	(0.2)
Amortization of losses	0.3	0.3

Net periodic benefit cost	$0.6	$0.8

Note 8. Commitments and Contingencies

     Contingencies. The Company is subject to claims and suits in the ordinary cause of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows. The Company has taken certain tax positions, which may be challenged, and has reserved for such tax positions in noncurrent liabilities as payment, if any, is not expected within one year. While the ultimate resolution of these positions cannot be determined with any degree of certainty, management believes that the aggregate contingencies, if any, when compared to the amounts reserved, will not have a material effect on the Company’s consolidated financial statements taken as a whole.

     Commitments and Guarantees. Note 24 to the Company’s consolidated financial statements under the captions “Outsourcing Agreements” and “Guarantees” in its 2005 Annual Report on Form 10-K provides information on commitments with respect to the Company’s outsourcing agreements and contingent liabilities with respect to leases assigned to third parties related to former businesses sold by the Company as well as former operating Pathmark supermarkets.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 9. Consolidating Financial Information

     The following represents the consolidating financial information of Pathmark and its 100% owned guarantor and non-guarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including Pathmark’s distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”). The non-guarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended April 29, 2006
Sales	$998.5	$599.5	$—	$(599.5)	$998.5
Cost of goods sold	(709.0)	(599.5)	—	599.5	(709.0)

Gross profit	289.5	—	—	—	289.5
Selling, general and administrative expenses	(262.3)	1.6	0.9	—	(259.8)
Depreciation and amortization	(21.3)	(1.3)	(0.4)	—	(23.0)

Operating earnings	5.9	0.3	0.5	—	6.7
Interest expense, net	(15.3)	(0.2)	—	—	(15.5)
Equity in earnings of subsidiaries	0.6	—	—	(0.6)	—

Earnings (loss) before income taxes	(8.8)	0.1	0.5	(0.6)	(8.8)
Income tax benefit	3.4	—	—	—	3.4

Net earnings (loss)	$(5.4)	$0.1	$0.5	$(0.6)	$(5.4)

For the 13 Weeks Ended April 30, 2005
Sales	$1,002.5	$607.4	$—	$(607.4)	$1,002.5
Cost of goods sold	(717.5)	(607.4)	—	607.4	(717.5)

Gross profit	285.0	—	—	—	285.0
Selling, general and administrative expenses	(253.4)	1.6	0.9	—	(250.9)
Depreciation and amortization	(20.4)	(1.4)	(0.4)	—	(22.2)

Operating earnings	11.2	0.2	0.5	—	11.9
Interest expense, net	(15.9)	(0.1)	(0.3)	—	(16.3)
Equity in earnings of subsidiaries	0.3	—	—	(0.3)	—

Earnings (loss) before income taxes	(4.4)	0.1	0.2	(0.3)	(4.4)
Income tax benefit	2.3	—	—	—	2.3

Net earnings (loss)	$(2.1)	$0.1	$0.2	$(0.3)	$(2.1)

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 9. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of April 29, 2006
Merchandise inventories	$161.5	$24.8	$—	$—	$186.3
Other current assets	180.7	3.2	0.3	—	184.2

Total current assets	342.2	28.0	0.3	—	370.5
Property and equipment, net	452.4	58.4	30.2	—	541.0
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	84.7	—	—	(84.7)	—
Other noncurrent assets	184.6	—	—	—	184.6

Total assets	$1,208.6	$86.4	$30.5	$(84.7)	$1,240.8

Accounts payable	$99.8	$9.3	$—	$—	$109.1
Other current liabilities	173.4	1.6	—	—	175.0

Total current liabilities	273.2	10.9	—	—	284.1
Long-term debt	423.6	—	—	—	423.6
Long-term capital lease obligations	158.4	7.9	—	—	166.3
Other noncurrent liabilities	185.4	13.4	—	—	198.8

Total liabilities	1,040.6	32.2	—	—	1,072.8
Stockholders' equity	168.0	54.2	30.5	(84.7)	168.0

Total liabilities and stockholders' equity	$1,208.6	$86.4	$30.5	$(84.7)	$1,240.8

As of January 28, 2006
Merchandise inventories	$157.8	$22.8	$—	$—	$180.6
Other current assets	188.2	3.5	0.3	—	192.0

Total current assets	346.0	26.3	0.3	—	372.6
Property and equipment, net	465.0	58.7	28.6	—	552.3
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	82.7	—	—	(82.7)	—
Other noncurrent assets	185.0	—	—	—	185.0

Total assets	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Accounts payable	$98.4	$1.8	$—	$—	$100.2
Other current liabilities	178.9	1.4	—	—	180.3

Total current liabilities	277.3	3.2	—	—	280.5
Long-term debt	423.8	—	—	—	423.8
Long-term capital lease obligations	160.3	8.2	—	—	168.5
Other noncurrent liabilities	190.7	19.8	—	—	210.5

Total liabilities	1,052.1	31.2	—	—	1,083.3
Stockholders' equity	171.3	53.8	28.9	(82.7)	171.3

Total liabilities and stockholders' equity	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 9. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 13 Weeks Ended April 29, 2006
Operating Activities
Cash provided by operating activities	$4.6	$0.1	$0.9	$1.4	$7.0

Investing Activities
Capital expenditures	(9.9)	(0.2)	(2.0)	—	(12.1)
Sale of marketable securities	4.0	—	—	—	4.0

Cash used for investing activities	(5.9)	(0.2)	(2.0)	—	(8.1)

Financing Activities
Repayments of capital lease obligations	(3.0)	(0.2)	—	—	(3.2)
Repayments of other debt	(0.9)	—	—	—	(0.9)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Purchase of treasury stock	(0.3)	—	—	—	(0.3)
Deferred financing costs	(0.2)	—	—	—	(0.2)
Intercompany equity transactions	—	0.3	1.1	(1.4)	—

Cash provided by (used for) financing activities	(4.1)	0.1	1.1	(1.4)	(4.3)

Decrease in cash and cash equivalents	(5.4)	—	—	—	(5.4)
Cash and cash equivalents at beginning of period	73.3	—	0.1	—	73.4

Cash and cash equivalents at end of period	$67.9	$—	$0.1	$—	$68.0

For the 13 Weeks Ended April 30, 2005
Operating Activities
Cash provided by operating activities	$13.8	$0.1	$0.7	$(0.5)	$14.1

Investing Activities
Capital expenditures	(6.7)	—	—	—	(6.7)

Cash used for investing activities	(6.7)	—	—	—	(6.7)

Financing Activities
Repayments of capital lease obligations	(3.2)	(0.2)	—	—	(3.4)
Repayments of the working capital facility, net	(1.8)	—	—	—	(1.8)
Repayments of other debt, net	(0.4)	—	(0.1)	—	(0.5)
Intercompany equity transactions	—	0.1	(0.6)	0.5	—

Cash used for financing activities	(5.4)	(0.1)	(0.7)	0.5	(5.7)

Increase in cash	1.7	—	—	—	1.7
Cash at beginning of period	42.3	—	0.3	—	42.6

Cash at end of period	$44.0	$—	$0.3	$—	$44.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended
	April 29, 2006		April 30, 2005
	Amount	%	Amount	%
Sales	$998.5	100.0%	$1,002.5	100.0%

Gross profit	$289.5	29.0%	$285.0	28.4%
Selling, general and administrative expenses	(259.8)	(26.0)	(250.9)	(25.0)
Depreciation and amortization	(23.0)	(2.3)	(22.2)	(2.2)

Operating earnings	6.7	0.7	11.9	1.2
Interest expense, net	(15.5)	(1.6)	(16.3)	(1.6)

Loss before income taxes	(8.8)	(0.9)	(4.4)	(0.4)
Income tax benefit	3.4	0.4	2.3	0.2

Net loss	$(5.4)	(0.5)%	$(2.1)	(0.2)%

     Sales. Sales in the first quarter of fiscal 2006 were $998.5 million, down 0.4% from $1,002.5 million in the first quarter of fiscal 2005. The sales decrease in the first quarter of fiscal 2006 was due to a 0.1% decrease in same-store sales (stores open the entire first quarter in both fiscal 2006 and fiscal 2005, including replacement stores) and a 0.8% decrease from closed stores, partially offset by a 0.5% increase from new stores. The Company operated 141 stores at the end of the first quarter of fiscal 2006 and 142 stores at the end of the first quarter of fiscal 2005.

     Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the first quarter of fiscal 2006 was $289.5 million or 29.0% of sales compared to $285.0 million or 28.4% of sales in the first quarter of fiscal 2005. The increase in the gross profit of $4.5 million and the gross profit percent of 0.6% in the first quarter of fiscal 2006 was primarily due to improved departmental mix, lower product costs in the meat department and higher vendor support.

     Selling, General and Administrative Expenses (“SG&A”). SG&A in the first quarter of fiscal 2006 was $259.8 million or 26.0% of sales compared to $250.9 million or 25.0% of sales in the first quarter of fiscal 2005. The $8.9 million increase in SG&A in the first quarter of fiscal 2006 included a $2.1 million charge related to stock-based compensation. SG&A in the first quarter of fiscal 2005 included $0.9 million in expenses related to our review of strategic alternatives. Excluding the aforementioned items, SG&A increased $7.7 million, primarily due to higher utility and supply expenses resulting from higher fuel and resin costs and higher rent and real estate taxes.

     Depreciation and Amortization. Depreciation and amortization in the first quarter of fiscal 2006 were $23.0 million compared to $22.2 million in the first quarter of fiscal 2005. The increase in depreciation and amortization was primarily due to capital expenditures made as part of new store and renovation programs.

     Operating Earnings. Operating earnings in the first quarter of fiscal 2006 was $6.7 million compared to $11.9 million in the first quarter of fiscal 2005. The decrease in operating earnings was primarily due to higher SG&A, partially offset by higher gross profit.

     Interest Expense, Net. Interest expense was $15.5 million in the first quarter of fiscal 2006 compared to $16.3 million in the first quarter of fiscal 2005. The decrease in interest expense was primarily due to lower debt, lower lease obligations and higher investment income.

     Income Tax Benefit. The income tax benefit was $3.4 million in the first quarter of fiscal 2006 compared to $2.3 million in the first quarter of fiscal 2005 and was based on an effective tax rate of 39.3% in the first quarter of fiscal 2006 compared to 52.7% in the first quarter of fiscal 2005. The effective tax rate for the first quarter of fiscal 2006 was impacted by the expiration of the Work Opportunity Tax Credit (“WOTC”) on December 31, 2005. If pending WOTC legislation is passed retroactive to the beginning of 2006, the effective tax rate for fiscal 2006 would be 41.5%.

     Summary of Operations. The net loss was $5.4 million in the first quarter of fiscal 2006 compared to $2.1 million in the first quarter of fiscal 2005. The increase in the net loss was primarily due to lower operating earnings, partially offset by lower interest expense and higher income tax benefits.

Liquidity and Capital Resources

     Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Cash provided by (used for):
Operating activities	$7.0	$14.1
Investing activities	(8.1)	(6.7)
Financing activities	(4.3)	(5.7)

     The decrease in cash provided by operating activities in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to lower cash provided by operating assets and liabilities. The increase in cash used for investing activities in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due to higher capital expenditures, partially offset by proceeds for the sale of marketable securities. The decrease in cash used for financing activities in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to the repayment of the working capital facility in the first quarter of fiscal 2005.

     We believe that cash flows generated from operations supplemented by our cash and cash equivalents, the unused borrowing capacity under the Credit Agreement (as defined below) and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations continue to decrease, we may decide to limit our future cash capital expenditure program and, subject to the Senior Leverage Ratio (as defined below), our ability to utilize the full amount available under the Working Capital Facility (as defined below), could be limited.

     Debt Service and Liquidity. Our liquidity significantly improved on June 9, 2005, when we issued common stock and warrants to a group of investors led by Yucaipa for an aggregate purchase price of $150 million in cash. We received $137.5 million for the common stock and warrants, net of $12.5 million of costs directly attributable to the offering. We used $40.3 million of the net proceeds to pay down our Working Capital Facility (as defined below) borrowings and $23.3 million to defease our mortgage borrowings. The remaining net proceeds were invested in short-term cash investments and are being used for general corporate purposes, including capital expenditures.

     During fiscal 2004, we entered into a senior secured credit facility (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. The Credit Agreement expires on October 1, 2009 and consists of a $180 million working capital facility (the “Working Capital Facility”), including letters of credit, and a $70 million term loan (the “Term Loan”). The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting us to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that we must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to our Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that we shall not permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarter basis) at the end of any fiscal quarter to be more than 2.4:1.0 for each of the first three quarters of fiscal 2006 and 1.9:1.0 for each fiscal quarter thereafter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70.0 million as of April 29, 2006) and the amount of outstanding letters of credit ($85.4 million as of April 29, 2006). Based on the Senior Leverage Ratio at the end of the first quarter of fiscal 2006, we have full availability under the Working Capital Facility after giving effect to Credit Extensions ($94.6 million). Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control. We were in compliance with the Credit Agreement covenants as of April 29, 2006.

     Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 6.5% during the first quarter of fiscal 2006.

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

     We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our Common Stock. We were in compliance with the Senior Subordinated Notes covenants as of April 29, 2006.

     There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

     Capital Expenditures. Capital expenditures in the first quarter of fiscal 2006 were $12.1 million compared to $6.7 million in the first quarter of fiscal 2005. Capital expenditures for fiscal 2006 are expected to be approximately $70 million. During the remainder of fiscal 2006, we expect to complete 16 store renovations.

Critical Accounting Policies

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 28, 2006 are those that depend most heavily on these judgments and estimates. As of April 29, 2006, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income in the period of the change. This statement requires retrospective application to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period,” which concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP Nos. 13-1 did not have a material impact on our consolidated financial position or results of operations.

Forward-Looking Information

     This report contains both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiatives, the ability to borrow funds under our credit facility, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words “anticipate”, “believe”, “expect”, “forecast”, “guidance”, “intend”, “may”, “ongoing”, “plan”, “project”, “will” and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could negatively affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

  changes in business and economic conditions and other adverse conditions in our markets;
  unanticipated environmental damages;
  increased competition;
  increased labor and labor related (e.g., health and welfare and pension) costs and/or labor disruptions;
  reliance on third-party suppliers;
  our ability to successfully implement our operating, marketing, renovation and expansion strategies and cost reduction initiatives; and
  natural disasters.

     For a discussion of these factors, see Item 1 – Business – Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the year ended January 28, 2006. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on April 29, 2006. The interest rate in effect on all borrowings under our Term Loan was 6.5% during the first quarter of fiscal 2006. A 1% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of April 29, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 29, 2006, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

     There has been no changes during the Company’s fiscal quarter ended April 29, 2006 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Part II. Other Information

Item 1. Legal Proceedings.

     Complaint. On June 15, 2005, Rick Hartman, a stockholder in the Company, filed in the United States District Court for the District of Delaware a purported class action complaint (the “Complaint”) against us and our directors (the “Individual Defendants”; the Company and the Individual Defendants hereinafter collectively referred to as the “Defendants”). The Complaint asserts on behalf of a purported class of our stockholders a claim against the Defendants for issuing a proxy statement in connection with a purchase agreement, that was allegedly materially false and misleading. The Complaint additionally asserts a claim against the Individual Defendants for alleged breach of fiduciary duties in connection with the purchase agreement. The Complaint seeks an award of damages for the alleged wrongs asserted in the Complaint. On March 8, 2006, the Court issued an opinion dismissing the Complaint in its entirety (the proxy statement claims with prejudice, and the breach of fiduciary duty claims without prejudice). The time within which the plaintiff could appeal the Court’s judgment expired in April 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of Common Stock during the first quarter of fiscal 2006.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 26 to April 1, 2006 (1)	26,487	$10.24	—	—

(1)	Represents shares withheld by the Company from the vested portion of restricted stock awards with a market value equal to the amount of withholding taxes due.

Item 6. Exhibits.

31.1	Form of CEO Certification, filed herewith.

31.2	Form of CFO Certification, filed herewith.

32.1	Certification of John T. Standley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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
Date: June 2, 2006