Form 10-Q
period 2006-07-29
PATHMARK STORES INC
filed 2006-09-07
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended July 29, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
            Yes ☐        No ☒

     As of August 25, 2006, 52,129,611 shares of Common Stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Sales	$1,002.9	$1,000.7	$2,001.4	$2,003.2
Cost of goods sold	(718.0)	(714.8)	(1,427.0)	(1,432.3)

Gross profit	284.9	285.9	574.4	570.9
Selling, general and administrative expenses	(261.1)	(254.9)	(520.9)	(505.8)
Depreciation and amortization	(23.1)	(22.3)	(46.1)	(44.5)

Operating earnings	0.7	8.7	7.4	20.6
Interest expense, net	(15.4)	(18.2)	(30.9)	(34.5)

Loss before income taxes	(14.7)	(9.5)	(23.5)	(13.9)
Income tax benefit	5.9	4.4	9.3	6.7

Net loss	$(8.8)	$(5.1)	$(14.2)	$(7.2)

Weighted average number of shares outstanding –
basic and diluted	52.1	41.5	52.0	35.8

Net loss per share – basic and diluted	$(0.17)	$(0.12)	$(0.27)	$(0.20)

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	(Unaudited) July 29, 2006	January 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$61.8	$73.4
Marketable securities	—	4.0
Accounts receivable, net	22.9	21.1
Merchandise inventories	182.0	180.6
Due from suppliers	64.2	69.6
Other current assets	21.0	23.9

Total current assets	351.9	372.6
Property and equipment, net	544.9	552.3
Goodwill	144.7	144.7
Other noncurrent assets	184.2	185.0

Total assets	$1,225.7	$1,254.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$107.7	$100.2
Current maturities of long-term debt	0.7	2.1
Current portion of capital lease obligations	9.8	11.1
Accrued expenses and other current liabilities	168.8	167.1

Total current liabilities	287.0	280.5
Long-term debt	423.5	423.8
Long-term capital lease obligations	164.3	168.5
Other noncurrent liabilities	189.3	210.5

Total liabilities	1,064.1	1,083.3

Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.5	0.5
Authorized: 100,000,000 shares; issued: 52,097,430 shares
at July 29, 2006 and 52,012,553 shares at January 28, 2006
Common stock warrants	69.7	69.7
Paid-in capital	748.1	743.6
Accumulated deficit	(652.6)	(638.4)
Accumulated other comprehensive loss	(4.1)	(4.1)

Total stockholders’ equity	161.6	171.3

Total liabilities and stockholders’ equity	$1,225.7	$1,254.6

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	26 Weeks Ended
	July 29, 2006	July 30, 2005
Operating Activities
Net loss	$(14.2)	$(7.2)
Adjustments to reconcile the net loss to cash provided by operating activities:
Depreciation and amortization	46.1	44.5
Amortization of deferred financing costs	0.8	0.7
Amortization of stock-based compensation	4.5	—
Deferred income tax benefit	(10.8)	(8.4)
Loss on mortgage debt extinguishment	—	2.8
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	(1.8)	0.2
Merchandise inventories	(1.4)	(6.1)
Due from suppliers	5.4	9.6
Other current assets	2.9	(7.5)
Noncurrent assets	(4.0)	(4.5)
Accounts payable	(1.5)	13.6
Accrued expenses and other current liabilities	1.7	3.9
Other noncurrent liabilities	(10.4)	(5.6)

Cash provided by operating activities	17.3	36.0

Investing Activities
Capital expenditures	(25.7)	(15.4)
Proceeds from sale of marketable securities	4.0	—

Cash used for investing activities	(21.7)	(15.4)

Financing Activities
Repayments of capital lease obligations	(5.5)	(6.6)
Repayments of other debt, net	(1.5)	(0.6)
Proceeds from exercise of stock options	0.5	0.6
Purchase of treasury stock	(0.5)	—
Deferred financing costs	(0.2)	(0.5)
Repayments of the working capital facility, net	—	(34.4)
Proceeds from the issuance of common stock and common stock warrants,
net of expenses	—	137.5
Mortgage debt repayments and extinguishment	—	(23.8)

Cash provided by (used for) financing activities	(7.2)	72.2

Increase (decrease) in cash and cash equivalents	(11.6)	92.8
Cash and cash equivalents at beginning of period	73.4	42.6

Cash and cash equivalents at end of period	$61.8	$135.4

Supplemental Disclosures of Cash Flow Information
Interest paid	$27.7	$31.8

Income taxes paid	$4.2	$2.6

Non-Cash Investing Activities Additions to property and equipment	$9.0	$—

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 28, 2006	$0.5	$69.7	$743.6	$(638.4)	$(4.1)	$—	$171.3
Net loss and comprehensive loss	—	—	—	(14.2)	—	—	(14.2)
Purchase of treasury stock	—	—	—	—	—	(0.5)	(0.5)
Exercise of stock options	—	—	—	—	—	0.5	0.5
Stock-based compensation expense	—	—	4.5	—	—	—	4.5

Balance, July 29, 2006 (unaudited)	$0.5	$69.7	$748.1	$(652.6)	$(4.1)	$—	$161.6

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

Business. Pathmark Stores, Inc. (the “Company” or “Pathmark”) operated 141 supermarkets as of July 29, 2006, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

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

Gift Cards and Gift Certificates. The Company sells gift cards and gift certificates (collectively, “Gift Cards”) to its customers and certain charitable organizations through its retail stores. These Gift Cards do not have expiration dates or inactivity fees. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. Breakage income represents the balance of Gift Cards for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards.

During the second quarter of fiscal 2006, the Company formed a new subsidiary to handle all sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $3.2 million of breakage income in the second quarter related to Gift Cards sold since the inception of the Gift Card program. There was no breakage income recognized for the same period in the prior year.

Note 2. Stock-Based Compensation

Effective with the beginning of fiscal 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R) using the modified-prospective transition method. Under this transition method, the Company recognized stock-based compensation expense for all stock options granted prior to, but not yet vested on January 28, 2006, and stock options granted subsequent to January 28, 2006. With the assistance of an independent third party, the Company determined the fair value of such grants using the Black-Scholes option pricing method. The adoption of SFAS No. 123(R) increased the Company’s loss before income taxes and its net loss for the 13 weeks ended July 29, 2006 by $1.5 million and $0.9 million, or $0.02 per diluted share, respectively, and for the 26 weeks ended July 29, 2006 by $2.8 million and $1.6 million, or $0.03 per diluted share, respectively, compared to the accounting for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25. For the 26 weeks ended July 29, 2006, stock-based compensation expense of $4.5 million was comprised of $2.8 million related to stock options and $1.7 million related to restricted stock and restricted stock units.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 2. Stock-Based Compensation – (Continued)

The pro forma fiscal 2005 net loss and pro forma net loss per share, including the pro forma effects of expensing stock options, are as follows (in millions, except per share amounts):

	13 Weeks Ended July 30, 2005	26 Weeks Ended July 30, 2005
Net loss, as reported	$(5.1)	$(7.2)
Less: pro forma stock-based compensation expense, net of related
tax effect (a)	(2.8)	(3.6)

Net loss, pro forma	$(7.9)	$(10.8)

Weighted average number of shares outstanding – basic and diluted	41.5	35.8

Net loss per share – basic and diluted, as reported	$(0.12)	$(0.20)
Less: pro forma stock-based compensation expense, net of related
tax effect	(0.07)	(0.10)

Net loss per share – basic and diluted, pro forma	$(0.19)	$(0.30)

(a)	The pro forma net loss for the periods presented included a net pro forma charge of $2.5 million due to the change of control resulting from the Yucaipa transaction on June 9, 2005.

The Company’s 2000 Employee Equity Plan (the “Employee Plan”) and 2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”) authorize the granting of various forms of equity awards, including stock options, restricted stock and restricted stock units, aggregating 12,294,118 shares of the Company’s common stock (the “Common Stock”), of which 11,514,118 shares are authorized under the Employee Plan and 780,000 shares are authorized under the Directors’ Plan. Officers and certain key employees are eligible to receive awards under the Employee Plan and directors, who are not employees of the Company and who are “Independent Directors” as such term is used under the rules and listing standards of Nasdaq, are eligible to receive awards under the Directors’ Plan. Additionally, in fiscal 2005, options for 2,000,000 additional shares of Common Stock (the “Additional Options”) and 700,000 shares of restricted Common Stock (the “Additional Restricted Stock”) were granted by the Board of Directors outside of the Employee Plan to two newly hired executives (the “Additional Options”). Options granted pursuant to the Employee Plan have a term of ten years and generally vest over three or four years. Options granted pursuant to the Directors’ Plan have a term of five years and vest over three years. The Additional Options have a term of ten years and vest over three years. Restricted stock units granted pursuant to the Employee Plan generally vest over three or four years. Restricted stock units granted pursuant to the Directors’ Plan and the Additional Restricted Stock vest over three years. The Company is amortizing these expenses on a straight-line basis over the respective vesting periods.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 2. Stock-Based Compensation – (Continued)

The following weighted-average assumptions were used to value the Company’s grants of stock options, which are being recognized as stock-based compensation expense effective with the beginning of fiscal 2006:

	Issued
	26 Weeks Ended July 29, 2006	Prior to January 28, 2006
Stock options	716,840	2,877,417
Fair value of stock options at the date of grant	$5.36	$5.50
Risk-free interest rate (a)	5.0%	4.1%
Expected life (in years) (b)	6.1	5.9
Expected volatility (c)	49.8%	52.8%
Expected dividend yield (d)	—%	—%

(a)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.
(b)	The expected life of the grants was determined using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
(c)	The expected volatility is based on a database of traded and quoted options on the Company’s Common Stock.
(d)	The Company does not expect to pay a dividend during the contractual life of the options granted.

A summary of stock option activity as of July 29, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 28, 2006	6,954,612	$11.79
Granted during fiscal period	716,840	9.89
Exercised during fiscal period	(97,475)	5.25
Cancelled, terminated, forfeited or expired during fiscal period	(81,800)	18.12

Outstanding at July 29, 2006	7,492,177	$11.63	7.1	$22.5

Exercisable at July 29, 2006	3,976,354	$12.95	5.2	$2.8

The Company received proceeds of $0.5 million from the exercise of stock options during the 26 weeks ended July 29, 2006 with an intrinsic value of $0.4 million. As of July 29, 2006, there was $15.2 million of unrecognized compensation cost related to non-vested options, which will be recognized over a weighted-average period of 3.3 years. As of July 29, 2006, the Company had 3,515,823 unvested options outstanding with a weighted-average fair value of $5.49 per share. During the 26 weeks ended July 29, 2006, 70,684 options vested. The Company’s policy related to the issuance of shares to cover the exercise of options is to first utilize treasury stock, when available, and then issue shares from currently authorized stock.

During the 26 weeks ended July 29, 2006, restricted stock units representing 409,000 shares of Common Stock were granted pursuant to the Employee Plan and restricted stock units representing 25,200 shares of Common Stock were granted pursuant to the Directors’ Plan. The aggregate value of the restricted stock units granted of $4.1 million is being amortized as compensation expense over the respective vesting periods.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 2. Stock-Based Compensation – (Continued)

The following table summarized the changes in the number of Common Stock outstanding:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance at January 28, 2006	52,012,553	—	52,012,553
Exercise of stock options	49,584	47,891	97,475
Purchase of treasury stock	—	(47,891)	(47,891)
Vesting of restricted stock units	35,293	—	35,293

Balance at July 29, 2006	52,097,430	—	52,097,430

During the 26 weeks ended July 29, 2006, 133,640 shares of restricted stock and restricted stock units representing 35,293 shares of Common Stock vested; upon vesting, 47,891 shares of Common Stock were withheld by the Company to satisfy tax withholding requirements.

Note 3. Cash and Cash Equivalents

Cash and cash equivalents are comprised of the following (in millions):

	July 29, 2006	January 28, 2006
Cash	$47.1	$46.0
Cash equivalents	14.7	27.4

Cash and cash equivalents	$61.8	$73.4

Cash equivalents represent highly liquid investments with a maturity of three months or less when purchased. As of July 29, 2006 and January 28, 2006, net book overdrafts of $21.0 million and $23.4 million, respectively, were classified as accounts payable and not as a reduction of cash and cash equivalents since the Company does not have a right of offset related to its depository and disbursing accounts.

Note 4. Long-Term Debt

Long-term debt is comprised of the following (in millions):

	July 29, 2006	January 28, 2006
Senior subordinated notes	$352.7	$352.9
Term loan	70.0	70.0
Other debt	1.5	3.0

Total debt	424.2	425.9
Less: current maturities	(0.7)	(2.1)

Long-term debt	$423.5	$423.8

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 5. Interest Expense, Net

Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Senior subordinated notes (a)	$7.6	$7.6	$15.3	$15.3
Term loan (b)	1.3	0.9	2.4	1.7
Working capital facility	0.1	0.3	0.2	0.8
Lease obligations	4.4	4.8	9.0	9.6
Mortgage debt extinguishment (c)	—	2.8	—	2.8
Amortization of deferred financing costs	0.4	0.3	0.8	0.7
Interest income	(0.5)	(0.4)	(0.7)	(0.5)
Other	2.1	1.9	3.9	4.1

Interest expense, net	$15.4	$18.2	$30.9	$34.5

(a)	Senior subordinated notes bear interest at a fixed rate of 8.75%.
(b)	The weighted-average interest rates in effect on all borrowings under the term loan were 6.8% and 5.0% during the 26 weeks ended July 29, 2006 and July 30, 2005, respectively.
(c)	The mortgage debt extinguishment charge of $2.8 million in fiscal 2005 includes a redemption premium of $2.3 million and the write off of financing costs of $0.5 million.

Note 6. Benefits

The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

Pension Benefits:
	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$0.9	$0.9	$1.8	$1.8
Interest cost	3.5	3.2	7.0	6.3
Expected return on plan assets	(5.9)	(5.7)	(11.8)	(11.5)
Amortization of prior service costs	0.1	—	0.1	0.1
Amortization of losses	1.1	1.0	2.2	2.0

Net periodic benefit cost reduction	$(0.3)	$(0.6)	$(0.7)	$(1.3)

Other Postretirement Benefits:
	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.4	0.4	0.8	0.9
Amortization of prior service costs	(0.3)	(0.3)	(0.6)	(0.5)
Amortization of losses	0.3	0.4	0.6	0.7

Net periodic benefit cost	$0.6	$0.7	$1.2	$1.5

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 7. Income Taxes

During the second quarter of fiscal 2006, the Internal Revenue Service (the “IRS”) completed an examination of the Company’s federal income tax returns for fiscal year 2001 through fiscal year 2004. The outcome of the IRS examination resulted in an additional tax and interest payment by the Company of $2.4 million, of which $1.8 million was paid in the second quarter of fiscal 2006 and the remaining $0.6 million will be paid in the second half of fiscal 2006. As disclosed in Note 20, “Income Taxes”, in the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the year ended January 28, 2006, the Company provided for approximately $2.4 million in taxes and interest as of January 28, 2006.

Note 8. Related-Party Transaction

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

Note 9. Commitments and Contingencies

Contingencies. The Company is subject to claims and suits in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Commitments and Guarantees. Note 24 to the Company’s consolidated financial statements under the captions “Outsourcing Agreements” and “Guarantees” in its Annual Report on Form 10-K for the year ended January 28, 2006 provides information on commitments with respect to the Company’s outsourcing agreements and contingent liabilities with respect to leases assigned to third parties related to former businesses sold by the Company as well as former operating Pathmark supermarkets.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information

The following represents the consolidating financial information of Pathmark and its 100% owned guarantor and non-guarantor subsidiaries. The guarantor subsidiaries are comprised of seven 100% owned entities, including Pathmark’s distribution subsidiary, and guarantee on a full and unconditional and joint and several basis, the 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”). The seventh guarantor subsidiary was added during the second quarter of fiscal 2006 when the Company formed a new subsidiary, Milik Services Company, LLC. The non-guarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended July 29, 2006
Sales	$1,002.9	$588.9	$—		$(588.9)	$1,002.9
Cost of goods sold	(718.0)	(588.9)	—		588.9	(718.0)

Gross profit	284.9	—	—		—	284.9
Selling, general and administrative expenses	(266.3)	4.3	0.9		—	(261.1)
Depreciation and amortization	(21.3)	(1.4)	(0.4)		—	(23.1)

Operating earnings (loss)	(2.7)	2.9	0.5		—	0.7
Interest expense, net	(15.2)	(0.2)	—		—	(15.4)
Equity in earnings of subsidiaries	3.2	—	—		(3.2)	—

Earnings (loss) before income taxes	(14.7)	2.7	0.5		(3.2)	(14.7)
Income tax benefit	5.9	—	—		—	5.9

Net earnings (loss)	$(8.8)	$2.7	$0.5		$(3.2)	$(8.8)

For the 13 Weeks Ended July 30, 2005
Sales	$1,000.7	$579.5	$—		$(579.5)	$1,000.7
Cost of goods sold	(714.8)	(579.5)	—		579.5	(714.8)

Gross profit	285.9	—	—		—	285.9
Selling, general and administrative expenses	(257.4)	1.6	0.9		—	(254.9)
Depreciation and amortization	(20.7)	(1.3)	(0.3)		—	(22.3)

Operating earnings	7.8	0.3	0.6		—	8.7
Interest expense, net	(14.9)	(0.2)	(3.1	)(a)	—	(18.2)
Equity in earnings (loss) of subsidiaries	(2.4)	—	—		2.4	—

Earnings (loss) before income taxes	(9.5)	0.1	(2.5)		2.4	(9.5)
Income tax benefit	4.4	—	—		—	4.4

Net earnings (loss)	$(5.1)	$0.1	$(2.5)		$2.4	$(5.1)

(a)	Includes a mortgage debt extinguishment charge of $2.8 million.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 26 Weeks Ended July 29, 2006
Sales	$2,001.4	$1,188.4	$—		$(1,188.4)	$2,001.4
Cost of goods sold	(1,427.0)	(1,188.4)	—		1,188.4	(1,427.0)

Gross profit	574.4	—	—		—	574.4
Selling, general and administrative expenses	(528.5)	5.7	1.9		—	(520.9)
Depreciation and amortization	(42.5)	(2.8)	(0.8)		—	(46.1)

Operating earnings	3.4	2.9	1.1		—	7.4
Interest expense, net	(30.6)	(0.3)	—		—	(30.9)
Equity in earnings of subsidiaries	3.7	—	—		(3.7)	—

Earnings (loss) before income taxes	(23.5)	2.6	1.1		(3.7)	(23.5)
Income tax benefit	9.3	—	—		—	9.3

Net earnings (loss)	$(14.2)	$2.6	$1.1		$(3.7)	$(14.2)

For the 26 Weeks Ended July 30, 2005
Sales	$2,003.2	$1,186.9	$—		$(1,186.9)	$2,003.2
Cost of goods sold	(1,432.3)	(1,186.9)	—		1,186.9	(1,432.3)

Gross profit	570.9	—	—		—	570.9
Selling, general and administrative expenses	(511.0)	3.3	1.9		—	(505.8)
Depreciation and amortization	(41.1)	(2.7)	(0.7)		—	(44.5)

Operating earnings	18.8	0.6	1.2		—	20.6
Interest expense, net	(30.6)	(0.4)	(3.5	)(a)	—	(34.5)
Equity in earnings (loss) of subsidiaries	(2.1)	—	—		2.1	—

Earnings (loss) before income taxes	(13.9)	0.2	(2.3)		2.1	(13.9)
Income tax benefit	6.7	—	—		—	6.7

Net earnings (loss)	$(7.2)	$0.2	$(2.3)		$2.1	$(7.2)

(a)	Includes a mortgage debt extinguishment charge of $2.8 million.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of July 29, 2006
Merchandise inventories	$157.7	$24.3	$—	$—	$182.0
Other current assets	165.8	3.9	0.2	—	169.9

Total current assets	323.5	28.2	0.2	—	351.9
Property and equipment, net	457.2	57.7	30.0	—	544.9
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	86.2	—	—	(86.2)	—
Other noncurrent assets	184.2	—	—	—	184.2

Total assets	$1,195.8	$85.9	$30.2	$(86.2)	$1,225.7

Accounts payable	$96.8	$10.9	$—	$—	$107.7
Other current liabilities	172.4	6.9	—	—	179.3

Total current liabilities	269.2	17.8	—	—	287.0
Long-term debt	423.5	—	—	—	423.5
Long-term capital lease obligations	156.5	7.8	—	—	164.3
Other noncurrent liabilities	185.0	4.3	—	—	189.3

Total liabilities	1,034.2	29.9	—	—	1,064.1
Stockholders’ equity	161.6	56.0	30.2	(86.2)	161.6

Total liabilities and stockholders’ equity	$1,195.8	$85.9	$30.2	$(86.2)	$1,225.7

As of January 28, 2006
Merchandise inventories	$157.8	$22.8	$—	$—	$180.6
Other current assets	188.2	3.5	0.3	—	192.0

Total current assets	346.0	26.3	0.3	—	372.6
Property and equipment, net	465.0	58.7	28.6	—	552.3
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	82.7	—	—	(82.7)	—
Other noncurrent assets	185.0	—	—	—	185.0

Total assets	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Accounts payable	$98.4	$1.8	$—	$—	$100.2
Other current liabilities	178.9	1.4	—	—	180.3

Total current liabilities	277.3	3.2	—	—	280.5
Long-term debt	423.8	—	—	—	423.8
Long-term capital lease obligations	160.3	8.2	—	—	168.5
Other noncurrent liabilities	190.7	19.8	—	—	210.5

Total liabilities	1,052.1	31.2	—	—	1,083.3
Stockholders' equity	171.3	53.8	28.9	(82.7)	171.3

Total liabilities and stockholders' equity	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 26 Weeks Ended July 29, 2006
Operating Activities
Cash provided by operating activities	$14.9	$0.6	$1.9	$(0.1)	$17.3

Investing Activities
Capital expenditures	(23.6)	—	(2.1)	—	(25.7)
Sale of marketable securities	4.0	—	—	—	4.0
Intercompany investment transactions	(6.1)	6.1	—	—	—

Cash used for investing activities	(25.7)	6.1	(2.1)	—	(21.7)

Financing Activities
Repayments of capital lease obligations	(5.3)	(0.2)	—	—	(5.5)
Repayments of other debt	(1.5)	—	—	—	(1.5)
Proceeds from exercise of stock options	0.5	—	—	—	0.5
Purchase of treasury stock	(0.5)	—	—	—	(0.5)
Deferred financing costs	(0.2)	—	—	—	(0.2)
Intercompany debt transactions	6.1	(6.1)	—	—	—
Intercompany equity transactions	0.1	(0.4)	0.2	0.1	—

Cash provided by (used for) financing activities	(0.8)	(6.7)	0.2	0.1	(7.2)

Decrease in cash and cash equivalents	(11.6)	—	—	—	(11.6)
Cash and cash equivalents at beginning of period	73.3	—	0.1	—	73.4

Cash and cash equivalents at end of period	$61.7	$—	$0.1	$—	$61.8

For the 26 Weeks Ended July 30, 2005
Operating Activities
Cash provided by operating activities	$33.9	$0.2	$1.9	$—	$36.0

Investing Activities
Capital expenditures	(15.4)	—	—	—	(15.4)

Cash used for investing activities	(15.4)	—	—	—	(15.4)

Financing Activities
Proceeds from issuance of common stock and
common stock warrants, net of expenses	137.5	—	—	—	137.5
Repayments of the working capital facility, net	(34.4)	—	—	—	(34.4)
Mortgage debt repayments and extinguishment	—	—	(23.8)	—	(23.8)
Repayments of capital lease obligations	(6.4)	(0.2)	—	—	(6.6)
Repayments of other debt, net	(0.6)	—	—	—	(0.6)
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Deferred financing costs	(0.5)	—	—	—	(0.5)
Intercompany equity transactions	(22.3)	—	22.3	—	—

Cash provided by (used for) financing activities	73.9	(0.2)	(1.5)	—	72.2

Increase in cash and cash equivalents	92.4	—	0.4	—	92.8
Cash and cash equivalents at beginning at period	42.3	—	0.3	—	42.6

Cash and cash equivalents at end of period	$134.7	$—	$0.7	$—	$135.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$1,002.9	100.0%	$1,000.7	100.0%	$2,001.4	100.0%	$2,003.2	100.0%

Gross profit	$284.9	28.4%	$285.9	28.6%	$574.4	28.7%	$570.9	28.5%
Selling, general and administrative expenses	(261.1)	(26.0)	(254.9)	(25.5)	(520.9)	(26.0)	(505.8)	(25.3)
Depreciation and amortization	(23.1)	(2.3)	(22.3)	(2.2)	(46.1)	(2.3)	(44.5)	(2.2)

Operating earnings	0.7	0.1	8.7	0.9	7.4	0.4	20.6	1.0
Interest expense, net	(15.4)	(1.5)	(18.2)	(1.8)	(30.9)	(1.6)	(34.5)	(1.7)

Loss before income taxes	(14.7)	(1.4)	(9.5)	(0.9)	(23.5)	(1.2)	(13.9)	(0.7)
Income tax benefit	5.9	0.5	4.4	0.4	9.3	0.5	6.7	0.3

Net loss	$(8.8)	(0.9)%	$(5.1)	(0.5)%	$(14.2)	(0.7)%	$(7.2)	(0.4)%

Sales. Sales in the second quarter of fiscal 2006 were $1,002.9 million, up 0.2% from $1,000.7 million in the second quarter of fiscal 2005. The sales increase in the second quarter of fiscal 2006 was due to a 0.5% increase in same-store sales (stores open the entire second quarter in both fiscal 2006 and fiscal 2005, including replacement stores) and a 0.5% increase from new stores; partially offset by a decrease of 0.8% from closed stores. Sales for the first six months of fiscal 2006 were $2,001.4 million, down 0.1% from $2,003.2 million in the first six months of fiscal 2005. The sales decrease in the first six months of fiscal 2006 was due to a 0.8% decrease from closed stores; partially offset by a 0.5% increase from new stores and a 0.2% increase in same-stores sales. Sales in the second quarter and in the first six months of fiscal 2006 increased due to our merchandising initiatives, which have resulted in higher average order sizes, when compared to the same periods in the prior year. The Company operated 141 stores at the end of the second quarter of fiscal 2006 and 142 stores at the end of the second quarter of fiscal 2005.

Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the second quarter of fiscal 2006 was $284.9 million or 28.4% of sales compared to $285.9 million or 28.6% of sales in the second quarter of fiscal 2005. The decrease in gross profit of $1.0 million and in the gross profit percent of 0.2% in the second quarter of fiscal 2006 was primarily due to lower pharmacy margins associated with the new Medicare Part D program and higher inventory shrink; partially offset by higher grocery and non-food margins. Gross profit in the first six months of fiscal 2006 was $574.4 million or 28.7% of sales compared to $570.9 million or 28.5% of sales in the first six months of fiscal 2005. The increase in gross profit of $3.5 million and in the gross profit percent of 0.2% in the first six months of fiscal 2006 was primarily due to higher vendor support and savings from the use of auctions for certain purchases; partially offset by lower pharmacy margins associated with the new Medicare Part D program and higher inventory shrink.

Selling, General and Administrative Expenses (“SG&A”). SG&A in the second quarter of fiscal 2006 was $261.1 million or 26.0% of sales compared to $254.9 million or 25.5% of sales in the second quarter of fiscal 2005. The $6.2 million increase in SG&A in the second quarter of fiscal 2006 was primarily due to higher stock-based compensation expense, primarily due to the adoption of SFAS No. 123(R), higher utility costs, self-insured workers’ compensation and general liability claims, medical and pension costs and supply expenses, which resulted from higher resin costs; partially offset by Gift Card breakage income of $3.2 million recorded during the period. While we expect to continue to recognize breakage income in future periods, the amounts recognized should be significantly less than in the second quarter of fiscal 2006. SG&A in the first six months of fiscal 2006 was $520.9 million or 26.0% of sales compared to $505.8 million or 25.3% of sales in the first six months of fiscal 2005. The $15.1 million increase in SG&A in the first six months of fiscal 2006 was primarily due to higher stock-based compensation expense, primarily due to the adoption of SFAS No. 123(R), higher utility costs, self-insured workers’ compensation and general liability claims, medical and pension costs and supply expenses, which resulted from higher resin costs; partially offset by breakage income of $3.2 million recorded during the period.

       Depreciation and Amortization. Depreciation and amortization in the second quarter of fiscal 2006 was $23.1 million compared to $22.3 million in the second quarter of fiscal 2005. Depreciation and amortization in the first six months of fiscal 2006 was $46.1 million compared to $44.5 million in the first six months of fiscal 2005. The increase in depreciation and amortization in the second quarter and in the first six months of fiscal 2006 was primarily due to capital expenditures made as part of new store and renovation programs.

Operating Earnings. Operating earnings in the second quarter of fiscal 2006 were $0.7 million compared to $8.7 million in the second quarter of fiscal 2005. Operating earnings in the first six months of fiscal 2006 were $7.4 million compared to $20.6 million in the first six-months of fiscal 2005. The decrease in operating earnings in the second quarter and in the first six months of fiscal 2006 was primarily due to higher SG&A costs. For the first six months of fiscal 2006 the increase in SG&A costs was partially offset by higher gross profit.

Interest Expense, Net. Interest expense was $15.4 million in the second quarter of fiscal 2006 compared to $18.2 million in the second quarter of fiscal 2005. Interest expense was $30.9 million in the first six months of fiscal 2006 compared to $34.5 million in the first six months of fiscal 2005. The decrease in interest expense in the second quarter and in the first six months of fiscal 2006 was primarily due to lower debt, lower lease obligations and higher investment income. The second quarter and first six months of fiscal 2005 included a mortgage debt extinguishment charge of $2.8 million

Income Tax Benefit. The income tax benefit was $5.9 million in the second quarter of fiscal 2006 compared to $4.4 million in the second quarter of fiscal 2005 and was based on an effective tax rate of 39.6% in the second quarter of fiscal 2006 compared to 46.7% in the second quarter of fiscal 2005. The income tax benefit was $9.3 million in the first six months of fiscal 2006 compared to $6.7 million in the first six months of fiscal 2005 and was based on an effective tax rate of 39.5% in the first six months of fiscal 2006 compared to 48.6% in the first six months of fiscal 2005. The effective tax rate in the second quarter and in the first six months of fiscal 2006 was impacted by the expiration of the Work Opportunity Tax Credit (“WOTC”) on December 31, 2005. If pending WOTC legislation is passed retroactive to the beginning of 2006, the effective tax rate for fiscal 2006 will be 41.8%.

Summary of Operations. The net loss was $8.8 million in the second quarter of fiscal 2006 compared to $5.1 million in the second quarter of fiscal 2005. The net loss was $14.2 million in the first six months of fiscal 2006 compared to $7.2 million in the first six months of fiscal 2005. The increase in the net loss in the second quarter and in the first six months of fiscal 2006 was primarily due to lower operating earnings; partially offset by lower interest expense and higher income tax benefits.

Liquidity and Capital Resources

Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	26 Weeks Ended
	July 29, 2006	July 30, 2005
Cash provided by (used for):
Operating activities	$17.3	$36.0
Investing activities	(21.7)	(15.4)
Financing activities	(7.2)	72.2

The decrease in cash provided by operating activities in fiscal 2006 compared to fiscal 2005 was primarily due to lower cash provided by operating assets and liabilities and the increased net loss incurred. The increase in cash used for investing activities in fiscal 2006 compared to fiscal 2005 was due to higher capital expenditures made as part of our store renovation program; partially offset by proceeds from the sale of marketable securities. The decrease in cash provided by financing activities in fiscal 2006 compared to fiscal 2005 was primarily due to proceeds from the issuance of Common Stock and common stock warrants (“Warrants”) to Yucaipa (see Debt Service and Liquidity below); partially offset by the repayment of the working capital facility and mortgage debt in the second quarter of fiscal 2005.

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

During fiscal 2004, we entered into a senior secured credit facility (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. The Credit Agreement expires on October 1, 2009 and consists of a $180 million working capital facility (the “Working Capital Facility”), including letters of credit, and a $70 million term loan (the “Term Loan”). The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting us to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that we must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to our Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that we shall not permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarter basis) at the end of any fiscal quarter to be more than 2.4:1.0 for each of the first three quarters of fiscal 2006 and 1.9:1.0 for each fiscal quarter thereafter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70.0 million as of July 29, 2006) and the amount of outstanding letters of credit ($83.7 million as of July 29, 2006). Based on the Senior Leverage Ratio as of July 29, 2006, we have full availability under the Working Capital Facility after giving effect to Credit Extensions ($96.3 million). Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control. We were in compliance with the Credit Agreement covenants as of July 29, 2006.

Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 6.8% during the 26 weeks ended July 29, 2006.

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

       We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our Common Stock. We were in compliance with the Senior Subordinated Notes covenants as of July 29, 2006.

There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

During the second quarter of fiscal 2006, we formed a new subsidiary to handle all sales and maintain our liability related to Gift Cards. The new subsidiary is a guarantor of our Credit Agreement and our Senior Subordinated Notes. Financial information related to the new subsidiary is included in the guarantor subsidiaries column in our consolidating financial information in the notes to the consolidated financial statements.

Capital Expenditures. Capital expenditures in the second quarter of fiscal 2006 were $22.6 million compared to $8.7 million in the second quarter of fiscal 2005. Capital expenditures in the first six months of fiscal 2006 were $34.7 million compared to $15.4 million in the first six months of fiscal 2005. Capital expenditures for fiscal 2006 are expected to be approximately $70 million. We completed three store renovations during the first six months of fiscal 2006 and expect to complete ten store renovations during the third quarter and one store renovation during the fourth quarter.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 28, 2006 are those that depend most heavily on these judgments and estimates. As of July 29, 2006, there have been no material changes to any of the critical accounting policies contained therein.

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period,” which concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 did not have a material impact on our consolidated financial position or results of operations.

       In June 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” was issued. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN No. 48 is effective for our fiscal year beginning February 4, 2007, with early adoption permitted. We are in the process of evaluating this interpretation, but do not expect that the implementation of FIN No. 48 will have a material impact on our consolidated financial position or results of operations.

Forward-Looking Information

This report contains both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiatives, the ability to borrow funds under our credit facility, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words “anticipate”, “believe”, “expect”, “forecast”, “guidance”, “intend”, “may”, “ongoing”, “plan”, “project”, “will” and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could negatively affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

•	changes in business and economic conditions and other adverse conditions in our markets;
•	unanticipated environmental damages;
•	increased competition;
•	increased labor and labor-related costs (e.g., medical and pension) and/or labor disruptions;
•	reliance on third-party suppliers;
•	our ability to successfully implement our marketing, operating, renovation and expansion strategies and cost reduction initiatives; and
•	natural disasters.

For a discussion of these factors, see Item 1 – Business – Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the year ended January 28, 2006, subsequent Quarterly Reports on Form 10-Q and subsequent Current Reports on Form 8-K. These reports are not intended to be a discussion of all potential risks or uncertainties as it is not possible to predict or identify all risk factors. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes regarding our market risk position from the position reflected in the information provided under Part II, Item 7A, “Quantitative or Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended January 28, 2006.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of July 29, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 29, 2006, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

There have been no changes during the Company’s fiscal quarter ended July 29, 2006 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of Common Stock during the second quarter of fiscal 2006.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 29 to June 30, 2006 (1)	21,404	$9.39	—	—

(1)	Represents shares withheld, at the election of certain holders of restricted stock and restricted stock units, by the Company from the vested portion of restricted stock and restricted stock unit awards with a market value approximately the amount of withholding taxes due.

Item 3. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Stockholders on June 8, 2006.

(b)	Results of votes of security holders.

	(1)	Election of Directors	For	Withheld
		Michael Duckworth	48,024,887	822,024
		Daniel Fitzgerald	48,215,579	631,332
		Bruce Hartman	47,414,939	1,431,972
		David Jessick	47,864,258	982,653
		Larry Katzen	48,074,023	772,888
		Gregory Mays	47,513,116	1,333,795
		Sarah Nash	48,226,864	620,047
		John Standley	48,227,031	619,880
		Ira Tochner	47,928,454	918,457
		John Zillmer	47,462,508	1,384,403

Item 3. Submission of Matters to a Vote of Security Holders. – (Continued)

(2)	Adoption of the 2006 Executive Incentive Plan for Executive Officers of Pathmark Stores, Inc.:

	For	Against	Abstained

	41,065,217	420,995	11,422

(3)	Ratification of Deloitte & Touche LLP as independent registered public accountants for fiscal 2006:

	For	Against	Abstained

	48,215,328	622,818	8,765

Item 6. Exhibits.

10.1	Employment Agreement, dated as of May 1, 2006, between the Company and Kevin Darrington.

31.1	Form of CEO Certification, filed herewith.

31.2	Form of CFO Certification, filed herewith.

32.1	Certification of John T. Standley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pathmark Stores, Inc.

By:	/s/ Frank G. Vitrano

Frank G. Vitrano
President and Chief Financial Officer

By:	/s/ Kevin Darrington

Kevin Darrington
Senior Vice President, Controller and Chief Accounting Officer

Date: September 7, 2006