Form 10-Q
period 2006-10-28
PATHMARK STORES INC
filed 2006-12-07
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended October 28, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
            Yes ☐        No ☒

     As of November 24, 2006, 52,199,622 shares of Common Stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Pathmark Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Sales	$978.1	$980.5	$2,979.5	$2,983.7
Cost of goods sold	(690.8)	(707.3)	(2,117.8)	(2,139.6)

Gross profit	287.3	273.2	861.7	844.1
Selling, general and administrative expenses	(259.5)	(264.1)	(780.4)	(769.9)
Depreciation and amortization	(23.0)	(22.5)	(69.1)	(67.0)

Operating earnings (loss)	4.8	(13.4)	12.2	7.2
Interest expense, net	(15.0)	(15.0)	(45.9)	(49.5)

Loss before income taxes	(10.2)	(28.4)	(33.7)	(42.3)
Income tax benefit	4.4	10.1	13.7	16.8

Net loss	$(5.8)	$(18.3)	$(20.0)	$(25.5)

Weighted average number of shares outstanding –
basic and diluted	52.1	50.7	52.1	40.8

Net loss per share – basic and diluted	$(0.11)	$(0.36)	$(0.38)	$(0.62)

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	(Unaudited) October 28, 2006	January 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$40.7	$73.4
Marketable securities	—	4.0
Accounts receivable, net	22.7	21.1
Merchandise inventories	204.4	180.6
Due from suppliers	70.4	69.6
Other current assets	25.4	23.9

Total current assets	363.6	372.6
Property and equipment, net	547.3	552.3
Goodwill	144.7	144.7
Other noncurrent assets	182.5	185.0

Total assets	$1,238.1	$1,254.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$117.0	$100.2
Current maturities of long-term debt	23.3	2.1
Current portion of capital lease obligations	10.4	11.1
Accrued expenses and other current liabilities	160.4	167.1

Total current liabilities	311.1	280.5
Long-term debt	423.3	423.8
Long-term capital lease obligations	161.6	168.5
Other noncurrent liabilities	183.4	210.5

Total liabilities	1,079.4	1,083.3

Stockholders' equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.5	0.5
Authorized: 100,000,000 shares; issued: 52,190,272 shares
at October 28, 2006 and 52,012,553 shares at January 28, 2006
Common stock warrants	69.7	69.7
Paid-in capital	751.0	743.6
Accumulated deficit	(658.4)	(638.4)
Accumulated other comprehensive loss	(4.1)	(4.1)

Total stockholders' equity	158.7	171.3

Total liabilities and stockholders' equity	$1,238.1	$1,254.6

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	39 Weeks Ended
	October 28, 2006	October 29, 2005
Operating Activities
Net loss	$(20.0)	$(25.5)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	69.1	67.0
Amortization of deferred financing costs	1.1	1.1
Amortization of stock-based compensation	7.0	0.6
Deferred income tax benefit	(15.9)	(19.0)
Tax benefit related to stock-based compensation	—	2.0
Loss on mortgage debt extinguishment	—	2.8
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	(1.6)	(0.5)
Merchandise inventories	(23.8)	(21.1)
Due from suppliers	(0.8)	8.7
Other current assets	(1.5)	(3.0)
Noncurrent assets	(3.1)	(4.1)
Accounts payable	11.5	8.9
Accrued expenses and other current liabilities	(6.7)	(3.8)
Noncurrent liabilities	(11.2)	(8.4)

Cash provided by operating activities	4.1	5.7

Investing Activities
Capital expenditures	(54.5)	(39.6)
Proceeds from sale of marketable securities	4.0	—
Purchase of marketable securities	—	(9.0)

Cash used for investing activities	(50.5)	(48.6)

Financing Activities
Borrowings (repayments) under the working capital facility, net	19.9	(34.4)
Repayments of capital lease obligations	(7.6)	(9.8)
Other borrowings, net	1.2	1.5
Proceeds from exercise of stock options	1.1	4.5
Purchase of treasury stock	(0.7)	—
Deferred financing costs	(0.2)	(0.5)
Proceeds from the issuance of common stock and common stock warrants,
net of expenses	—	137.5
Mortgage debt repayments and extinguishment	—	(23.8)

Cash provided by financing activities	13.7	75.0

Increase (decrease) in cash and cash equivalents	(32.7)	32.1
Cash and cash equivalents at beginning of period	73.4	42.6

Cash and cash equivalents at end of period	$40.7	$74.7

Supplemental Disclosures of Cash Flow Information
Interest paid	$52.5	$57.9

Income taxes paid	$4.2	$2.6

Non-Cash Investing Activities
Additions to property and equipment	$5.3	$4.2

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 28, 2006	$0.5	$69.7	$743.6	$(638.4)	$(4.1)	$—	$171.3
Net loss and comprehensive loss	—	—	—	(20.0)	—	—	(20.0)
Exercise of stock options	—	—	1.1	—	—	(0.7)	0.4
Purchase of treasury stock	—	—	(0.7)	—	—	0.7	—
Stock-based compensation expense	—	—	7.0	—	—	—	7.0

Balance, October 28, 2006 (unaudited)	$0.5	$69.7	$751.0	$(658.4)	$(4.1)	$—	$158.7

See notes to consolidated financial statements (unaudited).

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

        Business. Pathmark Stores, Inc. (the “Company” or “Pathmark”) operated 141 supermarkets as of October 28, 2006, primarily in the New York-New Jersey and Philadelphia metropolitan areas.

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

        Gift Cards and Gift Certificates. The Company sells gift cards and gift certificates (collectively “Gift Cards”) to its customers and certain charitable organizations through its retail stores. These Gift Cards do not have expiration dates. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. During the second quarter of fiscal 2006, the Company formed a new subsidiary to handle all sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $3.2 million and $0.3 million of breakage income in the second and third quarters, respectively, related to Gift Cards sold since the inception of the Gift Card program. There was no breakage income recognized for the same periods in the prior year.

Note 2. Stock-Based Compensation

        Effective with the beginning of fiscal 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R) using the modified-prospective transition method. Under this transition method, the Company recognized stock-based compensation expense for all stock options granted prior to, but not yet vested on January 28, 2006, and stock options granted subsequent to January 28, 2006. With the assistance of an independent third party, the Company determined the fair value of such grants using the Black-Scholes option pricing method. The adoption of SFAS No. 123(R) increased the Company’s loss before income taxes and its net loss for the 13 weeks ended October 28, 2006 by $1.5 million and $0.9 million, or $0.2 per diluted share, respectively, and for the 39 weeks ended October 28, 2006 by $4.3 million and $2.5 million, or $0.5 per diluted share, respectively, compared to the accounting for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25. For the 39 weeks ended October 28, 2006, stock-based compensation expense of $7.0 million, or $0.08 per diluted share after tax, was comprised of $4.3 million, or $0.05 per diluted share after tax, related to stock options and $2.7 million, or $0.03 per diluted share after tax, related to restricted stock and restricted stock units.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 2. Stock-Based Compensation – (Continued)

        The pro forma fiscal 2005 net loss and pro forma net loss per share, including the pro forma effects of expensing stock options, are as follows (in millions, except per share amounts):

	13 Weeks Ended October 29, 2005	39 Weeks Ended October 29, 2005
Net loss, as reported	$(18.3)	$(25.5)
Less: pro forma stock-based compensation expense, net of related
tax effect	(0.7)	(4.4	)(a)

Net loss, pro forma	$(19.0)	$(29.9)

Weighted average number of shares outstanding - basic and diluted	50.7	40.8

Net loss per share – basic and diluted, as reported	$(0.36)	$(0.62)
Less: pro forma stock-based compensation expense, net of related
tax effect	(0.01)	(0.11)

Net loss per share - basic and diluted, pro forma	$(0.37)	$(0.73)

(a)	The pro forma net loss for the period presented included a net pro forma charge of $2.5 million due to the change of control resulting from the Yucaipa transaction on June 9, 2005.

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

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 2. Stock-Based Compensation – (Continued)

        The following weighted-average assumptions were used to value the Company’s grants of stock options, which are being recognized as stock-based compensation expense effective with the beginning of fiscal 2006:

	Issued
	39 Weeks Ended October 28, 2006	Prior to January 28, 2006
Stock options	725,580	2,877,417
Fair value of stock options at the date of grant	$ 5.36	$ 5.50
Risk-free interest rate (a)	5.0%	4.1%
Expected life (in years) (b)	6.1	5.9
Expected volatility (c)	49.8%	52.8%
Expected dividend yield (d)	—%	—%

(a)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.
(b)	The expected life of the grants was determined using the simplified method as defined in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107.
(c)	The expected volatility is based on a database of traded and quoted options on the Company's Common Stock.
(d)	The Company does not expect to pay a dividend during the contractual life of the options granted.

        A summary of stock option activity as of October 28, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 28, 2006	6,954,612	$11.79
Granted during fiscal period	725,580	9.89
Exercised during fiscal period	(212,075)	5.58
Cancelled, terminated, forfeited or expired during fiscal period	(106,250)	17.18

Outstanding at October 28, 2006	7,361,867	$11.71	6.9	$14.7

Exercisable at October 28, 2006	4,333,866	$12.84	5.4	$3.8

        The Company received proceeds of $1.1 million from the exercise of stock options during the 39 weeks ended October 28, 2006 with an intrinsic value of $1.0 million. As of October 28, 2006, there was $13.8 million of unrecognized compensation cost related to non-vested options, which will be recognized over a weighted-average period of 3.1 years. As of October 28, 2006, the Company had 3,028,001 unvested options outstanding with a weighted-average fair value of $5.45 per share. During the 39 weeks ended October 28, 2006, 71,996 options vested. The Company’s policy related to the issuance of shares to cover the exercise of options is to first utilize treasury stock, when available, and then issue shares from currently authorized stock.

        During the 39 weeks ended October 28, 2006, restricted stock units representing 419,199 shares of Common Stock were granted pursuant to the Employee Plan and restricted stock units representing 25,200 shares of Common Stock were granted pursuant to the Directors’ Plan. The aggregate value of the restricted stock units granted of $4.1 million is being amortized as compensation expense over the respective vesting periods.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 2. Stock-Based Compensation – (Continued)

        The following table summarizes the change in the number of Common Stock outstanding:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance at January 28, 2006	52,012,553	—	52,012,553
Exercise of stock options	139,574	72,501	212,075
Purchase of treasury stock	—	(72,501)	(72,501)
Vesting of restricted stock units	38,145	—	38,145

Balance at October 28, 2006	52,190,272	—	52,190,272

        During the 39 weeks ended October 28, 2006, 248,898 shares of restricted stock and restricted stock units representing 38,145 shares of Common Stock vested; upon vesting, 72,501 shares of Common Stock were withheld by the Company to satisfy tax withholding requirements.

Note 3. Cash and Cash Equivalents

        Cash and cash equivalents are comprised of the following (in millions):

	October 28, 2006	January 28, 2006
Cash	$40.7	$46.0
Cash equivalents	—	27.4

Cash and cash equivalents	$40.7	$73.4

        Cash equivalents represent highly liquid investments with a maturity of three months or less when purchased. As of October 28, 2006 and January 28, 2006, net book overdrafts of $22.0 million and $23.4 million, respectively, were classified as accounts payable and not as a reduction of cash and cash equivalents since the Company does not have a right of offset related to its depository and disbursing accounts.

Note 4. Long-Term Debt

        Long-term debt is comprised of the following (in millions):

	October 28, 2006	January 28, 2006
Senior subordinated notes	$352.5	$352.9
Term loan	70.0	70.0
Working capital facility	19.9	—
Other debt	4.2	3.0

Total debt	446.6	425.9
Less: current maturities and the working capital facility	(23.3)	(2.1)

Long-term debt	$423.3	$423.8

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 5. Interest Expense, Net

        Interest expense, net is comprised of the following (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Senior subordinated notes (a)	$7.7	$7.7	$23.0	$23.0
Term loan (b)	1.2	1.0	3.6	2.7
Working capital facility	0.2	—	0.4	0.8
Lease obligations	4.5	4.7	13.5	14.3
Mortgage debt extinguishment (c)	—	—	—	2.8
Amortization of deferred financing costs	0.3	0.4	1.1	1.1
Interest income	(0.1)	(0.5)	(0.8)	(1.0)
Other	1.2	1.7	5.1	5.8

Interest expense, net	$15.0	$15.0	$45.9	$49.5

(a)	Senior subordinated notes bear interest at a fixed rate of 8.75%.
(b)	The weighted-average interest rates in effect on all borrowings under the term loan were 6.9% and 5.5% during the 39 weeks ended October 28, 2006 and October 29, 2005, respectively.
(c)	The mortgage debt extinguishment charge of $2.8 million in fiscal 2005 includes a redemption premium of $2.3 million and the write off of financing costs of $0.5 million.

Note 6. Benefits

        The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

        Pension Benefits:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$0.9	$0.9	$2.7	$2.7
Interest cost	3.5	3.1	10.5	9.4
Expected return on plan assets	(6.0)	(5.8)	(17.8)	(17.3)
Amortization of prior service costs	0.1	0.1	0.2	0.2
Amortization of losses	1.1	1.0	3.3	3.0

Net periodic benefit cost reduction	$(0.4)	$(0.7)	$(1.1)	$(2.0)

        Other Postretirement Benefits:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$0.1	$0.2	$0.5	$0.6
Interest cost	0.3	0.4	1.1	1.3
Amortization of prior service costs	(0.5)	(0.2)	(1.1)	(0.7)
Amortization of losses	0.3	0.4	0.9	1.1

Net periodic benefit cost	$0.2	$0.8	$1.4	$2.3

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 7. Income Taxes

        During the second quarter of fiscal 2006, the Internal Revenue Service (the “IRS”) completed an examination of the Company’s federal income tax returns for fiscal year 2001 through fiscal year 2004. The outcome of the IRS examination resulted in an additional tax and interest payment by the Company of $2.4 million, of which $1.8 million was paid in the second quarter of fiscal 2006 and the remaining $0.6 million was paid in the third quarter of fiscal 2006. As disclosed in Note 20, “Income Taxes”, in the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the year ended January 28, 2006, the Company provided for these amounts as of January 28, 2006.

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

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended October 28, 2006
Sales	$978.1	$576.7	$—	$(576.7)	$978.1
Cost of goods sold	(690.8)	(576.7)	—	576.7	(690.8)

Gross profit	287.3	—	—	—	287.3
Selling, general and administrative expenses	(262.3)	1.9	0.9	—	(259.5)
Depreciation and amortization	(21.3)	(1.3)	(0.4)	—	(23.0)

Operating earnings	3.7	0.6	0.5	—	4.8
Interest expense, net	(14.8)	(0.2)	—	—	(15.0)
Equity in earnings of subsidiaries	0.9	—	—	(0.9)	—

Earnings (loss) before income taxes	(10.2)	0.4	0.5	(0.9)	(10.2)
Income tax benefit	4.4	—	—	—	4.4

Net earnings (loss)	$(5.8)	$0.4	$0.5	$(0.9)	$(5.8)

For the 13 Weeks Ended October 29, 2005
Sales	$980.5	$594.1	$—	$(594.1)	$980.5
Cost of goods sold	(707.3)	(594.1)	—	594.1	(707.3)

Gross profit	273.2	—	—	—	273.2
Selling, general and administrative expenses	(266.7)	1.7	0.9	—	(264.1)
Depreciation and amortization	(20.7)	(1.5)	(0.3)	—	(22.5)

Operating earnings (loss)	(14.2)	0.2	0.6	—	(13.4)
Interest expense, net	(14.8)	(0.2)	—	—	(15.0)
Equity in earnings of subsidiaries	0.6	—	—	(0.6)	—

Earnings (loss) before income taxes	(28.4)	—	0.6	(0.6)	(28.4)
Income tax benefit	10.1	—	—	—	10.1

Net earnings (loss)	$(18.3)	$—	$0.6	$(0.6)	$(18.3)

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 39 Weeks Ended October 28, 2006
Sales	$2,979.5	$1,765.0	$—		$(1,765.0)	$2,979.5
Cost of goods sold	(2,117.8)	(1,765.0)	—		1,765.0	(2,117.8)

Gross profit	861.7	—	—		—	861.7
Selling, general and administrative expenses	(790.9)	7.7 (a)	2.8		—	(780. 4)
Depreciation and amortization	(63.7)	(4.2)	(1.2)		—	(69.1)

Operating earnings	7.1	3.5	1.6		—	12.2
Interest expense, net	(45.4)	(0.5)	—		—	(45.9)
Equity in earnings of subsidiaries	4.6	—	—		(4.6)	—

Earnings (loss) before income taxes	(33.7)	3.0	1.6		(4.6)	(33.7)
Income tax benefit	13.7	—	—		—	13.7

Net earnings (loss)	$(20.0)	$3.0	$1.6		$(4.6)	$(20.0)

For the 39 Weeks Ended October 29, 2005
Sales	$2,983.7	$1,781.0	$—		$(1,781.0)	$2,983.7
Cost of goods sold	(2,139.6)	(1,781.0)	—		1,781.0	(2,139.6)

Gross profit	844.1	—	—		—	844.1
Selling, general and administrative expenses	(777.6)	4.9	2.8		—	(769.9)
Depreciation and amortization	(61.7)	(4.2)	(1.1)		—	(67.0)

Operating earnings	4.8	0.7	1.7		—	7.2
Interest expense, net	(45.5)	(0.5)	(3.5	)(b)	—	(49.5)
Equity in loss of subsidiaries	(1.6)	—	—		1.6	—

Earnings (loss) before income taxes	(42.3)	0.2	(1.8)		1.6	(42.3)
Income tax benefit	16.8	—	—		—	16.8

Net earnings (loss)	$(25.5)	$0.2	$(1.8)		$1.6	$(25.5)

(a)	Includes Gift Card breakage income of $3.5 million.
(b)	Includes a mortgage debt extinguishment charge of $2.8 million.

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of October 28, 2006
Merchandise inventories	$172.5	$31.9	$—	$—	$204.4
Other current assets	154.4	4.6	0.2	—	159.2

Total current assets	326.9	36.5	0.2	—	363.6
Property and equipment, net	460.3	57.3	29.7	—	547.3
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	86.8	—	—	(86.8)	—
Other noncurrent assets	182.5	—	—	—	182.5

Total assets	$1,201.2	$93.8	$29.9	$(86.8)	$1,238.1

Accounts payable	$104.0	$13.0	$—	$—	$117.0
Other current liabilities	187.2	6.9	—	—	194.1

Total current liabilities	291.2	19.9	—	—	311.1
Long-term debt	423.3	—	—	—	423.3
Long-term capital lease obligations	153.8	7.8	—	—	161.6
Other noncurrent liabilities	174.2	9.2	—	—	183.4

Total liabilities	1,042.5	36.9	—	—	1,079.4
Stockholders' equity	158.7	56.9	29.9	(86.8)	158.7

Total liabilities and stockholders' equity	$1,201.2	$93.8	$29.9	$(86.8)	$1,238.1

As of January 28, 2006
Merchandise inventories	$157.8	$22.8	$—	$—	$180.6
Other current assets	188.2	3.5	0.3	—	192.0

Total current assets	346.0	26.3	0.3	—	372.6
Property and equipment, net	465.0	58.7	28.6	—	552.3
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	82.7	—	—	(82.7)	—
Other noncurrent assets	185.0	—	—	—	185.0

Total assets	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Accounts payable	$98.4	$1.8	$—	$—	$100.2
Other current liabilities	178.9	1.4	—	—	180.3

Total current liabilities	277.3	3.2	—	—	280.5
Long-term debt	423.8	—	—	—	423.8
Long-term capital lease obligations	160.3	8.2	—	—	168.5
Other noncurrent liabilities	190.7	19.8	—	—	210.5

Total liabilities	1,052.1	31.2	—	—	1,083.3
Stockholders' equity	171.3	53.8	28.9	(82.7)	171.3

Total liabilities and stockholders' equity	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Pathmark Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 39 Weeks Ended October 28, 2006
Operating Activities
Cash provided by (used for) operating activities	$1.6	$(0.1)	$2.7	$(0.1)	$4.1

Investing Activities
Capital expenditures	(52.3)	—	(2.2)	—	(54.5)
Proceeds from sale marketable securities	4.0	—	—	—	4.0
Intercompany investment transactions	(6.1)	6.1	—	—	—

Cash provided by (used for) investing activities	(54.4)	6.1	(2.2)	—	(50.5)

Financing Activities
Borrowings under the working capital facility, net	19.9	—	—	—	19.9
Repayments of capital lease obligations	(7.2)	(0.4)	—	—	(7.6)
Other borrowings, net	1.2	—	—	—	1.2
Proceeds from exercise of stock options	1.1	—	—	—	1.1
Purchase of treasury stock	(0.7)	—	—	—	(0.7)
Deferred financing costs	(0.2)	—	—	—	(0.2)
Intercompany debt transactions	6.1	(6.1)	—	—	—
Intercompany equity transactions	—	0.5	(0.6)	0.1	—

Cash provided by (used for) financing activities	20.2	(6.0)	(0.6)	0.1	13.7

Decrease in cash and cash equivalents	(32.6)	—	(0.1)	—	(32.7)
Cash and cash equivalents at beginning of period	73.3	—	0.1	—	73.4

Cash at end of period	$40.7	$—	$—	$—	$40.7

For the 39 Weeks Ended October 29, 2005
Operating Activities
Cash provided by operating activities	$2.4	$0.6	$2.7	$—	$5.7

Investing Activities
Capital expenditures, including technology investments	(39.4)	(0.2)	—	—	(39.6)
Purchase of marketable securities	(9.0)	—	—	—	(9.0)

Cash used for investing activities	(48.4)	(0.2)	—	—	(48.6)

Financing Activities
Proceeds from issuance of common stock and
common stock warrants, net of expenses	137.5	—	—	—	137.5
Repayments of the working capital facility, net	(34.4)	—	—	—	(34.4)
Mortgage debt repayments and extinguishment	—	—	(23.8)	—	(23.8)
Repayments of capital lease obligations	(9.4)	(0.4)	—	—	(9.8)
Proceeds from exercise of stock options	4.5	—	—	—	4.5
Other borrowings, net	1.5	—	—	—	1.5
Deferred financing costs	(0.5)	—	—	—	(0.5)
Intercompany equity transactions	(20.8)	—	20.8	—	—

Cash provided by (used for) financing activities	78.4	(0.4)	(3.0)	—	75.0

Increase (decrease) in cash and cash equivalents	32.4	—	(0.3)	—	32.1
Cash and cash equivalents at beginning at period	42.3	—	0.3	—	42.6

Cash and cash equivalents at end of period	$74.7	$—	$—	$—	$74.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	$978.1	100.0%	$980.5	100.0%	$2,979.5	100.0%	$2,983.7	100.0%

Gross profit	$287.3	29.4%	$273.2	27.9%	$861.7	28.9%	$844.1	28.3%
Selling, general and administrative expenses	(259.5)	(26.5)	(264.1)	(26.9)	(780.4)	(26.2)	(769.9)	(25.8)
Depreciation and amortization	(23.0)	(2.4)	(22.5)	(2.3)	(69.1)	(2.3)	(67.0)	(2.2)

Operating earnings (loss)	4.8	0.5	(13.4)	(1.3)	12.2	0.4	7.2	0.3
Interest expense, net	(15.0)	(1.5)	(15.0)	(1.6)	(45.9)	(1.5)	(49.5)	(1.7)

Loss before income taxes	(10.2)	(1.0)	(28.4)	(2.9)	(33.7)	(1.1)	(42.3)	(1.4)
Income tax benefit	4.4	0.4	10.1	1.0	13.7	0.4	16.8	0.6

Net loss	$(5.8)	(0.6)%	$(18.3)	(1.9)%	$(20.0)	(0.7)%	$(25.5)	(0.8)%

        Sales. Sales in the third quarter of fiscal 2006 were $978.1 million, down 0.3% from $980.5 million in the third quarter of fiscal 2005. The sales decrease in the third quarter of fiscal 2006 was due to a 0.8% decrease from closed stores, partially offset by a 0.5% increase from new stores. Same-store sales (stores open the entire third quarter in both fiscal 2006 and fiscal 2005, including replacement stores) were flat. Sales for the first nine months of fiscal 2006 were $2,979.5 million, down 0.1% from $2,983.7 million in the first nine months of fiscal 2005. The sales decrease in the first nine months of fiscal 2006 was due to a 0.8% decrease from closed stores, partially offset by a 0.6% increase from new stores and a 0.1% increase in same-stores sales. We operated 141 stores at the end of the third quarter of fiscal 2006 and 142 stores at the end of the third quarter of fiscal 2005.

        Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the third quarter of fiscal 2006 was $287.3 million or 29.4% of sales compared to $273.2 million or 27.9% of sales in the third quarter of fiscal 2005. The increase in gross profit of $14.1 million and in the gross profit percent of 1.5% in the third quarter of fiscal 2006 was primarily due to higher margins in virtually all departments, lower inventory shrink in the perishable departments and lower logistics costs. Gross profit in the first nine months of fiscal 2006 was $861.7 million or 28.9% sales compared to $844.1 million or 28.3% of sales in the first nine months of fiscal 2005. The increase in gross profit of $17.6 million and in the gross profit percent of 0.6% in the first nine months of fiscal 2006 was primarily due to higher margins in virtually all departments, lower logistics costs and lower inventory shrink in the perishable departments, partially offset by lower pharmacy margins associated with the new Medicare Part D program. We believe the lower inventory shrink in the perishable departments in fiscal 2006 compared to fiscal 2005 was primarily due to the incremental inventory shrink resulting from our merchandising and store initiative implemented in the third quarter of fiscal 2005.

        Selling, General and Administrative Expenses (“SG&A”). SG&A in the third quarter of fiscal 2006 was $259.5 million, or 26.5% of sales compared to $264.1 million, or 26.9% of sales, in the third quarter of fiscal 2005. The $4.6 million decrease in SG&A in the third quarter of fiscal 2006 was primarily due to fiscal 2005 charges related to our merchandising and store initiative, our store labor buyout and an executive separation charge, partially offset by higher stock-based compensation expense, due to the adoption of SFAS No. 123(R), higher utility costs and higher self-insured workers’ compensation and general liability claims. SG&A in the first nine months of fiscal 2006 was $780.4 million, or 26.2% of sales, compared to $769.9 million, or 25.8% of sales in the first nine months of fiscal 2005. The $10.5 million increase in SG&A in the first nine months of fiscal 2006 was primarily due to higher stock-based compensation expense, due to the adoption of SFAS No. 123(R), higher utility costs and higher self-insured workers’ compensation and general liability claims, partially offset by fiscal 2005 charges related to our merchandising and store initiative, our store labor buyout, an executive separation charge and expenses related to our review of strategic alternatives. In addition to the items noted above, SG&A in the first nine months of fiscal 2006 included gift card breakage income of $3.5 million.

        Depreciation and Amortization. Depreciation and amortization in the third quarter of fiscal 2006 was $23.0 million compared to $22.5 million in the third quarter of fiscal 2005. Depreciation and amortization in the first nine months of fiscal 2006 was $69.1 million compared to $67.0 million in the first nine months of fiscal 2005. The increase in depreciation and amortization in the third quarter and in the first nine months of fiscal 2006 was primarily due to capital expenditures made as part of our store renovation program.

        Operating Earning (Loss). Operating earnings in the third quarter of fiscal 2006 were $4.8 million compared to an operating loss of $13.4 million in the third quarter of fiscal 2005. Operating earnings in the first nine months of fiscal 2006 were $12.2 million compared to $7.2 million in the first nine months of fiscal 2005. The increase in operating earnings in the third quarter of fiscal 2006 was primarily due to higher gross margin and lower SG&A costs. The increase in operating earnings in the first nine months of fiscal 2006 was primarily due to higher gross margin, partially offset by higher SG&A costs.

        Interest Expense, Net. Interest expense was $15.0 million in the third quarter of fiscal 2006 and in the third quarter of fiscal 2005. Interest expense was $45.9 million in the first nine months of fiscal 2006 compared to $49.5 million in the first nine months of fiscal 2005. The decrease in interest expense in the first nine months of fiscal 2006 was primarily due to lower lease obligations and the nonrecurring mortgage debt extinguishment charge of $2.8 million in the first nine months of fiscal 2005.

        Income Tax Benefit. The income tax benefit was $4.4 million in the third quarter of fiscal 2006 compared to $10.1 million in the third quarter of fiscal 2005 and was based on an effective tax rate of 43.2% in the third quarter of fiscal 2006 compared to 35.5% in the third quarter of fiscal 2005. The income tax benefit was $13.7 million in the first nine months of fiscal 2006 compared to $16.8 million in the first nine months of fiscal 2005 and was based on an effective tax rate of 40.6% in the first nine months of fiscal 2006 compared to 39.8% in the first nine months of fiscal 2005. The effective tax rate in the third quarter and in the first nine months of fiscal 2006 was impacted by the expiration of the Work Opportunity Tax Credit (“WOTC”) on December 31, 2005. If pending WOTC legislation is passed retroactive to the beginning of 2006, the effective tax rate for fiscal 2006 will be approximately 42.4%. The tax benefit and effective tax rate in the third quarter and in the first nine months of fiscal 2005 were negatively impacted by a $2.0 million third quarter charge to increase our valuation allowance related to certain state net operating loss carryforwards.

        Summary of Operations. The net loss was $5.8 million in the third quarter of fiscal 2006 compared to $18.3 million in the third quarter of fiscal 2005. The net loss was $20.0 million in the first nine months of fiscal 2006 compared to $25.5 million in the first nine months of fiscal 2005. The decrease in the net loss in the third quarter of fiscal 2006 was primarily due to higher operating earnings, partially offset by lower income tax benefits. The decrease in the net loss in the first nine months of fiscal 2006 was primarily due to higher operating earnings and lower interest expense, partially offset by lower income tax benefits.

Liquidity and Capital Resources

        Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	39 Weeks Ended
	October 28, 2006	October 29, 2005
Cash provided by (used for):
Operating activities	$4.1	$5.7
Investing activities	(50.5)	(48.6)
Financing activities	13.7	75.0

        The decrease in cash provided by operating activities in fiscal 2006 compared to fiscal 2005 was primarily due to lower cash provided by operating assets and liabilities, partially offset by the decreased net loss incurred. The increase in cash used for investing activities in fiscal 2006 compared to fiscal 2005 was due to higher capital expenditures made as part of our store renovation program, partially offset by the purchase of marketable securities in fiscal 2005 and by proceeds from the sale of marketable securities. The decrease in cash provided by financing activities in fiscal 2006 compared to fiscal 2005 was primarily due to proceeds from the issuance of Common Stock and common stock warrants (“Warrants”) to Yucaipa (see Debt Service and Liquidity below), partially offset by increased borrowings under the working capital facility and by the repayment of mortgage debt in fiscal 2005.

        We believe that cash flows generated from operations supplemented by our cash, the unused borrowing capacity under the Credit Agreement (as defined below) and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations continue to decrease, we may decide to limit our future cash capital expenditure program and, subject to the Senior Leverage Ratio (as defined below), our ability to utilize the full amount available under the Working Capital Facility (as defined below), could be limited.

        Debt Service and Liquidity. Our liquidity significantly improved on June 9, 2005, when we issued Common Stock and Warrants to a group of investors led by Yucaipa for an aggregate purchase price of $150 million in cash. We received $137.5 million for the Common Stock and Warrants, net of $12.5 million of costs directly attributable to the offering. We used $40.3 million of the net proceeds to pay down our Working Capital Facility (as defined below) borrowings and $23.3 million to defease our mortgage borrowings. The remaining net proceeds were initially invested in short-term cash investments and subsequently used for general corporate purposes, including capital expenditures.

        During fiscal 2004, we entered into a senior secured credit facility (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. The Credit Agreement expires on October 1, 2009 and consists of a $180 million working capital facility (the “Working Capital Facility”), including letters of credit, and a $70 million term loan (the “Term Loan”). The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting us to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that we must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to our Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that we shall not permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarter basis) at the end of any fiscal quarter to be more than 2.4:1.0 for each of the first three quarters of fiscal 2006 and 1.9:1.0 for each fiscal quarter thereafter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70.0 million under the Term Loan and $19.9 million under the Working Capital Facility as of October 28, 2006) and the amount of outstanding letters of credit ($84.5 million as of October 28, 2006). Based on the Senior Leverage Ratio as of October 28, 2006, we have full availability under the Working Capital Facility after giving effect to Credit Extensions ($75.6 million). Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control. We were in compliance with the Credit Agreement covenants as of October 28, 2006.

        Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 6.9% during the 39 weeks ended October 28, 2006.

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

        We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our Common Stock. We were in compliance with the Senior Subordinated Notes covenants as of October 28, 2006.

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

        Capital Expenditures. Capital expenditures in the third quarter of fiscal 2006 were $25.1 million compared to $28.3 million in the third quarter of fiscal 2005. Capital expenditures in the first nine months of fiscal 2006 were $59.8 million compared to $43.8 million in the first nine months of fiscal 2005. Capital expenditures for fiscal 2006 are expected to be approximately $70 million. We completed 13 store renovations during the first nine months of fiscal 2006 and expect to complete one store renovation during the fourth quarter.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 28, 2006 are those that depend most heavily on these judgments and estimates. As of October 28, 2006, there have been no material changes to any of the critical accounting policies contained therein.

New Accounting Pronouncements

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income in the period of the change. This statement requires retrospective application to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

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

        In June 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” was issued. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN No. 48 is effective for our fiscal year beginning February 4, 2007, with early adoption permitted. We are in the process of evaluating this interpretation, but do not expect that the implementation of FIN No. 48 will have a material impact on our consolidated financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for our fiscal year beginning February 3, 2008, with early adoption permitted. We are in the process of evaluating this statement, but do not expect that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106 and 132 (R).” This statement requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, an employer will be required to disclose information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for our fiscal year ending February 3, 2007. This statement also requires an employer to measure the funded status of a plan as of the date of its fiscal year-end statement of financial position. As we have always used the calendar year for measurement, this will result in a change in our financial statements. We are not required to adopt this change until our fiscal year ending February 1, 2009. We cannot estimate the impact of SFAS No. 158 on our stockholders’ equity in advance of the measurement date. Had the new standard been in effect for our fiscal year ended January 28, 2006, we estimate that our stockholders’ equity would have been reduced by approximately $49 million. The impact of adoption could differ materially from this estimate as it will reflect negotiated plan changes, asset performance through the end of the calendar year as well as interest rates and other factors that will be applicable as of December 31, 2006. These factors cannot be known in advance.

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative facts are considered, is material. SAB No. 108 is effective for our fiscal year ending February 3, 2007, with early application encouraged. We are in the process of evaluating this bulletin, but do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

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
  unanticipated environmental damages;
  increased competition;
  increased labor and labor-related costs (e.g., medical and pension) and/or labor disruptions;
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

Item 4. Controls and Procedures.

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of October 28, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 28, 2006, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

        There have been no changes during the Company’s fiscal quarter ended October 28, 2006 in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of Common Stock during the third quarter of fiscal 2006.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 30 to August 26, 2006 (1)	761	$8.62	—	—

August 27 to September 30, 2006 (1)	17,827	$9.64	—	—

October 1 to October 28, 2006 (1)	6,022	$10.03	—	—

(1)	Represents shares withheld, at the election of certain holders of restricted stock and restricted stock units, by the Company from the vested portion of restricted stock and restricted stock unit awards with a market value approximating the amount of withholding taxes due.

Item 6. Exhibits.

10.1	Deferred Compensation Plan, effective as of August 25, 2005 (incorporated by reference from the Company's Current Report on Form 8-K as filed with SEC on September 27, 2006).

10.2	Amendment to John T. Standley's Employment Agreement, dated October 11, 2006, filed herewith.

31.1	Form of CEO Certification, filed herewith.

31.2	Form of CFO Certification, filed herewith.

32.1	Certification of John T. Standley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Date: December 7, 2006