Form 10-Q
period 2007-02-03
PATHMARK STORES INC
filed 2007-04-19
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the fiscal year ended February 3, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 1-05287

PATHMARK STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2879612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Milik Street, Carteret, New Jersey	07008
(Address of principal executive office)	(Zip Code)

(732) 499-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share Warrants to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Exchange Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer   ☐     Accelerated Filer   ☒    Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

As of July 28, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates was $271,988,326 (based upon the closing price as reported by the NASDAQ Global Market (“NASDAQ”)). As of April 7, 2007, 52,306,852 shares of Common Stock were outstanding.

Documents incorporated by reference: Part III of the Annual Report on Form 10-K incorporates by reference information to the extent specific sections are referred to herein from the Proxy Statement for its Annual Meeting to be held on June 14, 2007 (the “2007 Proxy Statement”), to be filed within 120 days after the fiscal year ended February 3, 2007.

Part I

Item 1. Business.*

General

Pathmark Stores, Inc. (the “Company” or “Pathmark”) is a leading supermarket chain in the densely populated New York – New Jersey and Philadelphia metro areas, operating as a single reporting segment with 141 stores. We pioneered the development of the large supermarket/drugstore format in the Northeast, opening our first store of this kind in 1977. Over 40 years we have successfully developed a leading supermarket business with strong brand name recognition and customer loyalty. We focus our operations on this market area, where we believe we can maintain and build upon our strong market presence and achieve additional operating economies. All of our stores are located within 100 miles of our corporate office in Carteret, New Jersey and of our company-operated and outsourced distribution facilities. Proximity of these distribution facilities to our stores improves our in-stock conditions and lowers our distribution costs. Our market area includes some of the most densely populated regions of the United States, representing approximately 8% of the U.S. population and encompassing two of the five largest U.S. metro areas by population, namely New York and Philadelphia. We believe that the high population density in our markets coupled with the geographic concentration of our stores provide substantial opportunities for economies of scale. Pathmark was incorporated in Delaware in 1987 and is the successor by merger to a business established in 1966. Our principal executive office is located at 200 Milik Street, Carteret, NJ 07008 (telephone: (732) 499-3000). Our common stock is listed on the NASDAQ under the trading symbol “PTMK”.

Merger Agreement

On March 4, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) with The Great Atlantic & Pacific Tea Company, Inc. and its wholly-owned subsidiary, Sand Merger Corp. (collectively "A&P"). Pursuant to the Merger Agreement, A&P will acquire Pathmark through the merger of Sand Merger Corp. with and into Pathmark (the “Merger”) with Pathmark being the surviving corporation. At the effective time of the Merger, each issued and outstanding share of our common stock (“Common Stock”), will be automatically converted into the right to receive, without interest, $9.00 in cash and 0.12963 shares of A&P common stock, par value $1.00 per share (“A&P Common Stock”). No fractional shares of A&P Common Stock will be issued in connection with the Merger and holders of Common Stock will be entitled to receive cash in lieu thereof. The Merger is subject to customary closing conditions, including, among others, (i) approval of the Merger by our shareholders; (ii) approval of both the issuance of A&P Common Stock in connection with the Merger and the amendment of certain preemptive rights provision contained in A&P’s charter by A&P stockholders, and (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The availability of A&P’s financing is not a condition to the closing of the Merger.

Yucaipa Investment

On June 9, 2005, the Company, pursuant to a securities purchase agreement dated as of March 23, 2005 (the “Purchase Agreement”), among the Company, a group of investors led by The Yucaipa Companies LLC (“Yucaipa”) and certain investment funds affiliated with Yucaipa (the “Investors”), issued to the Investors: (i) 20,000,000 shares (the “Shares”) of our Common Stock, (ii) Series A warrants (the “Series A Warrants”) to purchase 10,060,000 shares of Common Stock at an exercise price of $8.50 per share, and (iii) Series B warrants (the “Series B Warrants”) to purchase 15,046,350 shares of Common Stock at an exercise price of $15.00 per share (the Shares, the Series A Warrants and the Series B Warrants are collectively referred to as the “Purchased Securities”) for an aggregate purchase price of $150 million in cash. When issued, the Shares represented 39.9% of the outstanding Common Stock. Upon issuance, the Series A Warrants and the Series B Warrants will increase Yucaipa’s holdings to 48.2% and 58.3%, respectively, of the outstanding Common Stock. We received $137.5 million for the Purchased Securities, net of $12.5 million of costs directly attributable to the offering, including a closing fee and transaction expenses of $6.2 million paid to Yucaipa. At closing, we used $40.3 million of the net proceeds to pay down its working capital facility borrowings and subsequently used $23.3 million to defease its mortgage borrowings, including a redemption premium of $2.3 million. The remaining net proceeds have been used for general corporate purposes, including capital expenditures.

* Unless otherwise indicated, all information in Item 1 is given as of February 3, 2007.

Stores

Highly Productive, Modern-Format Store Base. Our stores are among the most productive in the supermarket industry and in fiscal 2006 generated sales per store and sales per selling square foot of $28.8 million and $725, respectively, and average approximately 52,800 square feet in size. We design our stores to provide customers with “one-stop” shopping with a wide assortment of foods and general merchandise, as well as a host of additional conveniences, including 128 in-store full-service pharmacies and a wide array of financial services offered by 71 in-store banks. We are a leading filler of prescriptions among our supermarket competitors in the New York – New Jersey and Philadelphia metro areas and, through our agreements with Bank of America and New York Community Bank, we believe we are one of the leading providers of in-store banking services in our market area.

Below is a summary of the range of our store sizes as of February 3, 2007:

Total Square Feet	Number of Stores
Greater than 60,000	19
50,001 - 60,000	76
40,000 - 50,000	35
Less than 40,000	11

Total	141

Prime Real Estate Locations. 112 of our stores are in the greater New York – New Jersey metro area and 29 of our stores are in the greater Philadelphia metro area. Our stores are generally well situated in high-traffic urban and suburban locations where we have established a loyal customer base and where we believe we are well positioned against new competitive entrants, as our store portfolio would be difficult to replicate. Given the prime locations of our stores coupled with a format that offers our customers a convenient, “one-stop” shopping experience, our stores are among the most productive in our industry.

Provide Excellent Customer Service and Store-Level Execution. At Pathmark, customer service is a key area of emphasis. To ensure the implementation of our high customer service standards, we rely on a store evaluation program whereby “mystery shoppers” visit our stores and rate each store on a variety of customer service attributes. One of our top priorities is to continue our strong execution in the area of food safety, which, through our surveys, we have found to be one of the top criterion by which customers choose a supermarket. We intend to continue to develop and improve store-level execution through programs that emphasize proactive, interpersonal communication between store associates and customers.

Merchandising and Store Initiatives

Differentiated Merchandising. We believe that our merchandising and marketing programs allow us to differentiate our product and service offerings to our customers. We also believe that our large stores and the experience of our category managers and store operators allow us to respond to the varying product demands of our customers with effective merchandising, which is important given the diverse cultural makeup of the communities in which we operate. We continue to introduce new merchandising concepts into our stores, such as expanded meal solutions, fresh foods and natural and organic offerings. Each of these new concepts, as well as our continuing emphasis on perishables, has been integrated into our first new prototype store, which was introduced late in fiscal 2006. Given our leading position in our market area, our high customer count and our established marketing skills, we are also able to offer vendors significant opportunities to market their products effectively in a desirable market area.

Perishables. We believe that the quality and variety of perishable items, particularly produce, meat and deli, is an important factor for consumers when choosing where to shop. We continue to focus on quality produce by utilizing “Produce Pete”, a local television personality who appears on a television show on weekend mornings devoted to tips on shopping for fresh fruits and vegetables, as an integral part of our advertisements.

Private Label. We have a large variety of private label products under the “Pathmark” name, which we continuously update. Approximately 3,000 Pathmark private label products are currently available, which we believe provide substantial value to our customers and increase overall customer loyalty. During fiscal 2006, we commenced an initiative to update our private label image by redesigning many of our Pathmark labels. Additionally, in fiscal 2006 we joined the Topco Cooperative (“Topco”) as a full member. By utilizing Topco’s resources, we believe we can enhance our private label program by expanding product offerings, improving quality and reducing product cost. As a member of Topco, we will also have access to their well-known Top Care private label products. Late in fiscal 2006, we completed an agreement with Wild Oats Markets, Inc. (“Wild Oats”), one of the largest natural food supermarket chains in North American, which enables us to carry certain Wild Oats branded products. We believe that through the Wild Oats arrangement, we can offer our customers an enhanced selection of natural and organic alternatives to our traditional offerings, which will enable us to become more competitive in this growing category.

Gross Profit. We intend to continue to focus on improving our profitability by capitalizing on our large store format, which affords us the flexibility to more effectively merchandise a broad array of products and services, including higher margin products. An integral part of our merchandising and marketing efforts is to promote increased customer traffic for our stores through our various convenience service departments, such as in-store pharmacies and banks. Furthermore, we plan to leverage the Pathmark Advantage Card loyalty program, which facilitates more effective category management and offers us the opportunity to more efficiently target sales promotions while strengthening our customer base. We also intend to increase our focus on, and merchandising for, our private label products, as well as product placement and adjacencies. Gross profit improvement initiatives include a focus on inventory control, efficient ordering and shrink reduction.

Store Renovation and Expansion

We continue to renovate our store base since we believe that keeping our stores fresh and up-to-date is critically important. We completed 14 store renovations during fiscal 2006 and plan to complete 13 store renovations during 2007.

We regularly evaluate our stores for necessary renovations. A typical store renovation requires an average capital expenditure of approximately $3.9 million, while a typical store mini renovation requires an average capital expenditure of approximately $1.4 million. A store renovation generally increases customer traffic and sales, responds to customer demand, competes more effectively against existing and new competitors or updates a particular format to our current prototype. In certain circumstances, we may decide to replace a store instead of conducting a renovation due to population shifts, availability of a more attractive site or cost considerations.

We spent $71.8 million on capital expenditures in fiscal 2006 and expect to spend approximately $80 million on capital expenditures in fiscal 2007.

The following table sets forth, for the fiscal years indicated, our store development and renovation activities:

	Fiscal Year
	2006	2005	2004		2003	2002
Stores in operation at beginning of the fiscal year	141	143	143		144	141
Opened or acquired during the fiscal year	—	2	2	(a)	2	7
Closed during the fiscal year	—	(4)	(2)		(3)	(4)

Stores in operation at end of the fiscal year	141	141	143		143	144

Stores renovated during the fiscal year	14	8	19		16	11

(a) Does not include the acquisition of a former joint venture which was already included in our store count.

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

Given our leading position in our trading area, our large customer base and our established marketing skills, we are able to offer vendors significant opportunities to feature their products effectively in a desirable market area. As a result, we are well-positioned to continue to realize purchasing and cooperative marketing benefits from our vendors.

Purchasing and Distribution

We have outsourced a major portion of our distribution function and all of our trucking function. This approach allows us to focus on our customers and stores. We have a long-term agreement expiring in February 2013 with C&S Wholesale Grocers, Inc. (“C&S”), one of the nation’s largest grocery wholesalers in terms of sales, to supply us with substantially all of our products other than general merchandise, pharmacy, health and beauty care and tobacco products as well as products delivered by vendors directly to our stores. This agreement may only be terminated for cause or certain events of bankruptcy by either party. Under our arrangement with C&S, we negotiate prices, discounts and promotions directly with vendors and pay C&S an agreed upon rate per case.

McKesson Corp., one of the nation’s leading pharmaceutical wholesalers, currently supplies the vast majority of our pharmacy products. In addition, we have an agreement with Grocery Haulers, Inc. (“GHI”), a third-party trucking company, to transport our products from our outsourced and internally operated warehouse and distribution facilities to our stores. Our general merchandise and health and beauty care products are self-distributed from our 290,000 square foot leased distribution center in Edison, New Jersey. We believe that our warehouse and distribution facilities contain sufficient capacity for the continued expansion of our store base for the foreseeable future. All of our stores are located within 100 miles of these distribution facilities.

Management Information Systems

In February 2005, we entered into a seven-year extension of an existing outsourcing agreement with International Business Machines Corporation (“IBM”) to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. We may terminate this agreement upon 90 days notice with a payment of a specified termination charge. We believe that this arrangement allows us to focus our management resources on our customers and stores. Over the last several years, we:

•

installed the latest point-of-sale (“POS”) technology from IBM in all our stores, which improved cashier productivity and customer service, and “self-checkout” equipment in 94 stores, which we believe improved our customers’ shopping experience and lowered store-level operating costs,

•

implemented a Data Warehouse developed by 1010data Inc. that compiles detailed transactional information and through its unique ad-hoc report generating system provides the Company with the flexibility to customize data into a variety of formats for sales reporting, loyalty marketing, category management and store operations.

Competition

The supermarket business is highly competitive. Our earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product acquisition and distribution and cost-effective store operations. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service. We compete against national, regional and local supermarkets, club stores, drug stores, convenience stores, discount merchandisers and other local retailers in our market area. Our principal supermarket competitors include Acme, A&P, Foodtown, King Kullen, ShopRite, Stop & Shop, Wegmans and Whole Foods.

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

Associates

As of February 3, 2007, we employed approximately 22,400 people, of whom approximately 15,000 were employed on a part-time basis. Approximately 90% of our associates are covered by 14 collective bargaining agreements, typically having three-year or four-year terms, negotiated with 11 different unions. During fiscal 2006, three collective bargaining agreements covering approximately 7,400 associates were ratified. During fiscal 2007, one contract which expired in fiscal 2006, covering approximately 900 associates, was negotiated and ratified, and another contract which expired in fiscal 2006, covering approximately 250 associates, is currently being negotiated. During fiscal 2007, five contracts covering approximately 4,200 associates expire, one of which, covering approximately 650 associates, has been negotiated and ratified.

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

We maintain an internet website on which we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be accessed by going to our website at www.pathmark.com and selecting “Investor Relations.” Paper copies of these documents may be obtained, free of charge, by writing to us at “Pathmark Stores, Inc., Office of Investor Relations, M-409, 200 Milik Street, Carteret, NJ 07008.”

Item 1A. Risk Factors.*

Forward-Looking Information

This report and the documents incorporated by reference into this report contain both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiatives, the ability to borrow funds under our credit facilities, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words “anticipate”, “believe”, “expect”, “forecast”, “guidance”, “intend”, “may”, “ongoing”, “plan”, “project”, “will” and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could negatively affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

•	changes in business and economic conditions and other adverse conditions in our markets;
•	unanticipated environmental damages;
•	increased competition;
•	increased labor and labor related (e.g., health and welfare and pension) costs and/or labor disruptions;
•	reliance on third-party suppliers;
•	our ability to successfully implement our marketing, renovation and expansion strategies and cost reduction initiatives; and
•	natural disasters.

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

We are concentrated in the New York – New Jersey and Philadelphia metro areas. We are vulnerable to economic downturns in that region, in addition to those that may affect the country as a whole, as well as natural and other catastrophic events that may impact that region. Economic conditions such as interest rates, energy costs and unemployment rates may adversely affect our sales which may lead to higher losses, and may also adversely affect our future growth and expansion. Further, since we are concentrated in densely populated metro areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

* Unless otherwise indicated, all information in Item 1A is given as of February 3, 2007.

       Our renovation and expansion plans may not be successful, which may adversely affect our business and financial condition. A key to our business strategy has been, and will continue to be, the renovation and expansion of total selling square footage. In fiscal 2007, we expect to invest approximately $80 million for capital expenditures on store projects and equipment purchases and plan to complete 13 store renovations. We expect cash flows from operations, supplemented by the unused borrowing capacity under our bank credit facility and the availability of capital lease financing, will be sufficient to fund our capital renovation and expansion programs; however, in the event that cash flows from operations continue to decrease, we may decide to limit our future capital expenditure program. In addition, the greater financial resources of some of our competitors for real estate sites could adversely affect our ability to open new stores. The inability to renovate our existing stores, add new stores or increase the selling area of existing stores could adversely affect our business, our results of operations and our ability to compete successfully.

We rely on C&S for supply of a majority of our products. Pursuant to the terms of a long-term supply agreement, we rely on C&S for supply of substantially all of the products we sell other than direct store deliveries, general merchandise, pharmacy, health and beauty care and tobacco products. During fiscal 2006, the products supplied from C&S accounted for over 60% of all of our supermarket inventory purchases. Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S may occur in the future. Any significant interruption in this supply stream, either as a result of disruptions at C&S or if the C&S agreement were terminated for any reason, could have a material adverse effect on our business and results of operations.

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

We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of February 3, 2007, we had $618.0 million in debt and capital lease obligations outstanding. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. A substantial portion of our cash flow from operations is used to service our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business; place ourselves at a competitive disadvantage relative to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to borrow additional funds. Additionally, interest expense could be adversely affected by changes in the interest rate environment, fluctuations in the amount of outstanding debt, and any other factor that results in an increase in debt.

We participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. We contributed $24.3 million, $22.5 million and $22.8 million to these funds in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return held in the plans, among other factors.

Failure to complete the Merger with A&P may negatively impact our stock price and financial results. The Merger is subject to a number of closing conditions, and there is no assurance that the conditions to the completion of the Merger will be satisfied. The pendency of the Merger may cause a disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the Merger may require commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us. If the Merger is not completed, we will be subject to several risks, including (1) the current market price of our Common Stock may reflect a market assumption that the Merger will occur and a failure to complete the Merger could result in a negative perception of us by the stock market and a resulting decline in the market price of our Common Stock; (2) we may be required to pay A&P a termination fee if the Merger Agreement is terminated under certain circumstances; and (3) we would not realize any of the expected benefits of having completed the Merger. If the Merger is not completed, these risks may materialize and materially adversely affect our business, financial results, financial condition and stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.*

As of February 3, 2007, we operated 141 supermarkets located in New Jersey, New York, Pennsylvania and Delaware as follows:

State	Number of Stores
New Jersey	65
New York	55
Pennsylvania	17
Delaware	4

Total	141

Our 141 supermarkets have total square footage of approximately 7.4 million square feet with an aggregate selling area of approximately 5.5 million square feet. Thirteen of these stores are owned and the remaining 128 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Fifty-four leases will expire through fiscal 2011. There are options to renew 49 of these leases.

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

* Unless otherwise indicated, all information in Item 2 is given as of February 3, 2007.

Item 3. Legal Proceedings.

Complaints. On March 6, 2007, Chris Larson, a stockholder in the Company, filed in the Superior Court of New Jersey, Law Division, Middlesex County a purported class action complaint (the "Larson Complaint") against us and our directors (the "Individual Defendants"; the Company and the Individual Defendants hereinafter collectively referred to as the "Defendants"). The Larson Complaint asserts on behalf of a purported class of our stockholders’ claims against the Defendants for alleged self-dealing and breach of fiduciary duties in connection with the Merger. The Larson Complaint seeks (a) an injunction of the Merger unless and until the Company adopts and implements certain procedures to obtain the highest possible price for its stockholders; (b) imposition of a constructive trust, in favor of plaintiffs, upon any benefits received by Defendants as a result of their alleged wrongful conduct; and (c) recovery of attorneys' fees, costs and disbursements. Defendants have not filed answers, or otherwise responded, to the Larson Complaint as of this date.

In a related action, on March 12, 2007, Sarah Kleinmann, a stockholder in the Company, also filed in the Superior Court of New Jersey, Law Division, Middlesex County a purported class action complaint (the "Kleinmann Complaint") against the Defendants, as defined in the above paragraph, and A&P. The Kleinmann Complaint asserts similar claims and seeks the same relief as the Larson Complaint. Defendants have not filed answers, or otherwise responded, to the Kleinmann Complaint as of this date.

We are subject to claims and suits against us in the ordinary course of our business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The following table sets forth the name, age as of April 7, 2007, principal occupation or employment in the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of our executive officers, all of whom are citizens of the United States and serve at the discretion of our Board of Directors. Our executive officers listed below were elected to office for an indefinite period of time. No family relationship exists between any executive officer and any other executive officer or director of the Company.

Name	Age	Positions and Office	Officer of the Company Since

John T. Standley (1)	44	Joined us as Chief Executive Officer in August 2005. Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rite Aid Corporation (“Rite Aid”) from January 2004 to August 2005; Senior Executive Vice President and Chief Administrative Officer of Rite Aid from June 2002 to January 2004; Senior Executive Vice President and Chief Financial Officer of Rite Aid prior thereto.	2005

Kenneth A. Martindale	47	Joined us as President and Chief Marketing and Merchandising Officer in January 2006. Chairman of the Board, Chief Executive Officer and President of Intesource, Inc. from November 2004 to December 2005. Principal of the Martindale Development Group, LLC since 1999. Managing Director and Chief Executive Officer of Orchard Street, Inc. from September 1999 through July 2003.	2006

Frank G. Vitrano	51	President, Chief Financial Officer and Treasurer since October 2002; Executive Vice President, Chief Financial Officer and Treasurer prior thereto. Mr. Vitrano joined us in 1972.	1995

John T. Derderian	48	Executive Vice President, Business Strategy and Marketing since February 2004; Senior Vice President, Sales, Advertising and Market Research prior thereto. Mr. Derderian joined us in 1975.	2004

Robert J. Joyce	61	Executive Vice President, Human Resources. Mr. Joyce joined us in 1963.	1989

Mark C. Kramer	57	Executive Vice President, Store Operations since February 2004; Senior Vice President, Northern Division prior thereto. Mr. Kramer joined us in 1977.	2004

Kevin R. Darrington	39	Joined us as Senior Vice President and Corporate Controller in May 2006. Chief Financial Officer of Pharmaca Integrative Pharmacy from September 2005 to May 2006; Vice President and Corporate Controller of Foot Locker, Inc. (“Foot Locker”) from June 2002 to September 2005; Retail Controller of Foot Locker prior thereto.	2006

Marc A. Strassler	58	Senior Vice President, Secretary and General Counsel. Mr. Strassler joined us in 1974.	1987

(1) Member of the Board of Directors.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Common Stock. Common Stock and warrants are currently trading on the NASDAQ under the ticker symbols “PTMK” and “PTMKW”, respectively. The following table represents the high and low closing prices for our common stock for each quarter in the two fiscal years ended February 3, 2007, as reported by the NASDAQ Global Market.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
1st quarter	$11.12	$9.76	$7.93	$4.48
2nd quarter	10.56	7.90	11.21	7.72
3rd quarter	10.42	8.47	12.28	8.77
4th quarter	11.48	10.04	11.03	9.62

Holders of Record. As of April 7, 2007, there were 532 holders of record of our Common Stock.

Dividends. We paid no cash dividends to our stockholders during the last five fiscal years and do not currently anticipate paying cash dividends during fiscal 2007. We are prohibited from paying cash dividends to holders of Common Stock under terms of our $250 million senior secured credit facility dated as of October 1, 2004, (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. We are restricted from paying cash dividends to holders of Common Stock under the indenture governing our $350 million 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes”). Refer to Note 21 for information related to guarantor subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information for fiscal 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,676,099	$11.84	5,095,614

Equity compensation plans not approved by security holders (2)	2,424,818	$10.32	—

(1)	Comprised of the 2000 Employee Equity Plan and the 2000 Non-Employee Directors' Plan.
(2)	Represents stock options and restricted stock granted by the Board of Directors pursuant to employment contracts with two executive officers.

       Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of Common Stock during the fourth quarter of fiscal 2006.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
November 26 to December 30, 2006 (1)	25,474	$11.04	—	—

(1)	Represents shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of withholding taxes due.

Stock Performance Graph (1). The following graph compares the cumulative total stockholder return on Pathmark Common Stock for the five-year period from February 2, 2002 to February 3, 2007 to that of the Standard & Poor (“S&P”) Group (Food Retail) Index and the S&P 500 Index. The graph assumes: (a) $100 invested on February 2, 2002, and (b) that all dividends have been reinvested. The stock price performance shown is not necessarily indicative of the Company’s future performance and in no way reflects the Company’s forecast of future financial performance.

	February 2, 2002	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007

Pathmark	$100.00	$ 21.26	$ 34.12	$ 19.71	$ 47.50	$ 48.19

S&P Group (Food Retail) Index	100.00	69.28	75.31	70.17	78.44	95.20

S&P 500 Index	100.00	76.98	103.60	110.05	121.47	139.10

        (1)The performance graph above is being provided to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Exchange Act and is not being incorporated by reference into any Company filing, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. Selected Financial Data.

The following table (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included elsewhere in this report. The operating results for the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005 and the financial position as of February 3, 2007 and January 28, 2006 are derived from our audited financial statements included elsewhere in this report. The operating results for the 52 weeks ended January 31, 2004 and February 1, 2003 and the financial position as of January 29, 2005, January 31, 2004 and February 1, 2003 are derived from our audited financial statements not included in this report:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004	52 Weeks Ended February 1, 2003
Operating Results:
Sales	$4,058.0	$3,977.0	$3,978.5	$3,991.3	$3,937.7
Cost of goods sold	(2,875.2)	(2,846.3)	(2,846.1)	(2,852.6)	(2,816.7)

Gross profit	1,182.8	1,130.7	1,132.4	1,138.7	1,121.0
Selling, general and administrative expenses (a)	(1,056.8)	(1,040.9)	(984.9)	(953.9)	(944.4)
Depreciation and amortization (b)	(92.6)	(90.8)	(89.4)	(84.0)	(84.6)
Impairment of goodwill and long-lived assets (c)	—	—	(309.0)	—	—

Operating earnings (loss)	33.4	(1.0)	(250.9)	100.8	92.0
Interest expense, net (d)	(62.3)	(64.7)	(67.0)	(72.5)	(65.1)

Earnings (loss) before income taxes and cumulative
effect of an accounting change	(28.9)	(65.7)	(317.9)	28.3	26.9
Income tax benefit (provision)	10.6	25.6	9.3	(11.8)	(13.0)

Earnings (loss) before cumulative effect
of an accounting change	(18.3)	(40.1)	(308.6)	16.5	13.9
Cumulative effect of an accounting change,
net of tax (e)	—	—	—	—	(0.6)

Net earnings (loss)	$(18.3)	$(40.1)	$(308.6)	$16.5	$13.3

Weighted-average number of shares outstanding - basic	52.1	43.5	30.1	30.1	30.1

Weighted-average number of shares outstanding - diluted	52.1	43.5	30.1	30.4	30.4

Net earnings (loss) per share - basic	$(0.35)	$(0.92)	$(10.26)	$0.55	$0.44

Net earnings (loss) per share - diluted	$(0.35)	$(0.92)	$(10.26)	$0.54	$0.44

Same-store sales increase (decrease)	0.4%	(0.8)%	(0.8)%	1.2%	(1.7)%

Capital expenditures, including property acquired under
capital leases and technology investments	$71.8	$64.5	$119.0	$79.3	$121.1

	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
Financial Position:
Total assets (f)	$1,132.4	$1,254.6	$1,253.4	$1,520.9	$1,522.6
Cash, cash equivalents and marketable securities	28.1	77.4	42.6	8.9	11.3
Debt (excluding capital lease obligations)	448.2	425.9	481.2	428.4	451.7
Capital lease obligations	169.8	179.6	193.4	196.5	201.2
Total debt, including capital lease obligations	618.0	605.5	674.6	624.9	652.9
Stockholders' equity (f)	128.4	171.3	65.2	375.0	356.8

See notes to selected financial data

Notes to Selected Financial Data

(a)

Selling, general and administrative expenses (“SG&A”) in fiscal 2006 included a $9.7 million non-cash charge related to stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Shared-Based Payment” and $2.9 million in expenses related to the proposed merger with A&P, partially offset by gift card breakage income of $3.5 million. SG&A in fiscal 2005 included a $14.6 million charge related to employee-related separation costs, comprised of (a) a $8.4 million charge related to a corporate headcount reduction program, (b) a $3.6 million charge related to a store labor buyout initiative, and (c) a $2.6 million charge related to separation agreements with two former executives. In addition, SG&A in fiscal 2005 included a $4.7 million charge related to a merchandising and store initiative. SG&A in fiscal 2004 is net of a $1.4 million credit to correct, on a cumulative basis, the accounting related to straight-line rent expense and long-term disability and a $1.5 million gain from the sale of real estate. Fiscal 2003 included a $13.7 million gain from the sale of real estate related to the assignment of two real estate leases and a $8.1 million charge related to a store labor buyout initiative and a corporate headcount reduction program. Fiscal 2002 included a $2.0 million charge related to a store labor buyout program.

(b)	Depreciation and amortization in fiscal 2004 included a charge of $2.0 million to correct, on a cumulative basis, the amortization of certain leasehold improvements.
(c)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill balance is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Based on an evaluation of its fair value in fiscal 2002, fiscal 2003, fiscal 2005 and fiscal 2006, the Company concluded that there was no impairment of its goodwill.

Based on the Company’s evaluation of its goodwill and long-lived assets performed in fiscal 2004, the Company recorded a non-cash impairment charge of $309.0 million. The goodwill impairment of $293.8 million, which is not deductible for income tax purposes, represented the write down of the carrying value of the Company’s goodwill to its implied fair value and was due to the Company’s declining operating performance in fiscal 2004 and the reduced valuation multiples in the retail grocery industry, which were reflected in the Company’s stock price and market capitalization. The long-lived assets impairment of $15.2 million represented the write down of under-performing stores to their fair market values.

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

(e)

In fiscal 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” In adopting EITF Issue No. 02-16, vendor payments related to advertising reimbursements are recorded as a reduction of cost of goods sold when both the required advertising is performed and the inventory is sold; prior to this change, these reimbursements were recorded as a reduction of advertising expense when the required advertising was performed. As a result, the Company recorded a charge in fiscal 2002 of $0.6 million, net of an income tax benefit of $0.4 million, for the cumulative effect of an accounting change.

(f)

In fiscal 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106 and 132(R)”. As a result, the Company recognized the funded status of its defined benefit postretirement plans as an asset or liability, with changes resulting from adoption reducing stockholders’ equity by $36.0 million as of February 3, 2007. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. Refer to Notes 1 and 17 for information related to the impact of SFAS No. 158.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Our sales are derived from the retail sale of products at our stores. Internally, we look to a variety of indicators to evaluate our sales and gross profit performance, including, among others: same-store sales; sales per store; sales per selling square foot; percentage of total sales by department; inventory shrink and department gross margins. We focus on increasing same-store sales, sales per selling square foot and sales per store through programs which provide greater customer service and better store-level execution, promotional activities and merchandising, including product placement and adjacencies, private label and enhanced use of the Pathmark Advantage Card, as well as high sanitation standards.

Our operating expenses are primarily incurred from selling, general and administrative costs. Almost 68% of these costs are for labor and labor-related benefits. Internally, we focus on a variety of indicators to evaluate our expense performance, including, among others: labor costs, including labor hours and hourly labor rates and labor-related expenses such as welfare costs, pension costs, payroll taxes and workers’ compensation costs. Selling, general and administrative expenses other than labor and labor-related costs include occupancy expenses, supplies and customer accident claims, among others.

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all our stores on an ongoing basis. We may, from time to time, make decisions regarding acquisitions, closures, relocations or renovations in accordance with such evaluations. We completed 14 store renovations during fiscal 2006 and plan to complete 13 store renovations during fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

The following table sets forth selected consolidated statements of operations data (dollars in millions):

	53 Weeks Ended February 3, 2007		52 Weeks Ended January 28, 2006
	Amount	%	Amount	%
Sales	$4,058.0	100.0%	$3,977.0	100.0%

Gross profit	$1,182.8	29.1%	$1,130.7	28.4%
Selling, general and administrative expenses	(1,056.8)	(26.0)	(1,040.9)	(26.1)
Depreciation and amortization	(92.6)	(2.3)	(90.8)	(2.3)

Operating earnings (loss)	33.4	0.8	(1.0)	—
Interest expense, net	(62.3)	(1.5)	(64.7)	(1.6)

Loss before income taxes	(28.9)	(0.7)	(65.7)	(1.6)
Income tax benefit	10.6	0.2	25.6	0.6

Net loss	$(18.3)	(0.5)%	$(40.1)	(1.0)%

Sales. The following table sets forth data related to sales for fiscal 2006 and fiscal 2005:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Total sales increase	—%(a)	—%
Same-store sales increase (decrease)	0.4%(a)	(0.8)%
Sales per selling square foot	$725(a)	$725

(a)	Excluding the extra week in fiscal 2006.

Sales in 53-week fiscal 2006 were $4.06 billion compared to $3.98 billion in 52-week fiscal 2005. Sales in fiscal 2006, excluding estimated sales of $79.0 million in the extra week, were flat with sales in fiscal 2005, and were comprised of an increase of 0.4% from new stores and 0.4% from same-store sales (stores open the entire year in both fiscal 2006 and fiscal 2005, including replacement stores and enlargements), offset by a 0.8% decrease from closed stores. We operated 141 stores at the end of fiscal 2006 and fiscal 2005.

Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in fiscal 2006 was $1.18 billion or 29.1% of sales compared to $1.13 billion or 28.4% of sales in fiscal 2005. The increase in gross profit as a percentage of sales of 0.7% in fiscal 2006 compared to fiscal 2005 was primarily due to higher margins in the grocery, nonfoods, produce and meat departments, lower inventory shrink in the perishable departments and lower logistic costs, partially offset by lower pharmacy margins associated with the new Medicare Part D program. We estimated that $22.5 million of the $52.1 million increase in gross profit was the result of the 53rd week and the remainder was primarily the result of our merchandising initiatives and lower inventory shrink.

SG&A. SG&A in fiscal 2006 was $1,056.8 million or 26.0% of sales compared to $1,040.9 million or 26.1% of sales in fiscal 2005, an increase of $15.9 million. SG&A in fiscal 2006 included: $9.7 million in non-cash stock-based compensation expense due to the adoption of SFAS No. 123 (R), (2) $2.9 million in expenses related to the Merger Agreement, and (3) $3.5 million in gift card breakage income. SG&A in fiscal 2005 included: (1) a $14.6 million charge related to employee-related separation costs, comprised of (a) a $8.4 million charge related to a corporate headcount reduction program, (b) a $3.6 million charge related to a store labor buyout initiative, and (c) a $2.6 million charge related to separation agreements with two former executives, (2) a $4.7 million charge related to a merchandising and store initiative, (3) a $1.2 million charge related to stock-based compensation expense, and (4) a $1.1 million charge related to a review of strategic alternatives, which resulted in the Yucaipa investment. The balance of the increase in SG&A of $28.4 million in fiscal 2006 compared to fiscal 2005 was primarily due to the estimated impact of the extra week of $16.9 million, higher utility expenses of $4.7 million, higher self-insured workers’ compensation and general liability claims of $4.7 million, higher rent and real estate taxes of $3.0 million, higher incentive expenses of $2.4 million, higher technology expenses of $2.0 million, higher bank charges of $1.7 million and higher repairs of $1.4 million, partially offset by lower store payroll of $6.6 million and lower advertising expenses of $2.0 million.

Depreciation and Amortization. Depreciation and amortization expense of $92.6 million in fiscal 2006 was $1.8 million higher than the $90.8 million in fiscal 2005. The increase in depreciation and amortization expense in fiscal 2006 compared to fiscal 2005 was due to capital expenditures made as part of our store renovation program.

Operating Earnings (Loss). Operating earnings were $33.4 million in fiscal 2006 compared to an operating loss of $1.0 million in fiscal 2005. The increase in operating earnings in fiscal 2006 compared to fiscal 2005 was primarily due to a higher gross margin, partially offset by higher SG&A costs.

Interest Expense, Net. Interest expense was $62.3 million in fiscal 2006 compared to $64.7 million in fiscal 2005. The decrease in interest expense in fiscal 2006 was primarily due to lower lease obligations and the nonrecurring mortgage debt extinguishment charge of $2.8 million in fiscal 2005, partially offset by higher interest rates.

       Income Tax Benefit. The income tax benefit of $10.6 million in fiscal 2006 was based on an effective tax rate of 36.6% and the income tax benefit of $25.6 million in fiscal 2005 was based on an effective income tax rate of 38.9%. During fiscal 2006 and fiscal 2005, we made income tax payments of $5.1 million and $3.2 million, respectively. Refer to Note 18 for information related to our income taxes.

Summary of Operations. The net loss in fiscal 2006 was $18.3 million compared to $40.1 million in fiscal 2005. The decrease in the net loss in fiscal 2006 compared to fiscal 2005 was primarily due to higher operating earnings and lower interest expense, partially offset by a lower income tax benefit.

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

Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the costs of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in both fiscal 2005 and fiscal 2004 was $1.13 billion. As a percentage of sales, gross profit was 28.4% in fiscal 2005 compared to 28.5% in fiscal 2004; the reduction in the gross profit percentage in fiscal 2005 was primarily due to increased inventory shrink and logistic costs, offset by improved departmental mix. As a result of the merchandising and store initiative, we incurred higher inventory shrink in the third and fourth quarters of fiscal 2005 of $10.3 million, as compared to the prior year, primarily in the perishable departments.

SG&A. SG&A in fiscal 2005 was $1,040.9 million or 26.1% of sales compared to $984.9 million or 24.8% of sales in fiscal 2004, an increase of $56.0 million. SG&A in fiscal 2005 included: (1) a $14.6 million charge related to employee-related separation costs, (2) a $4.7 million charge related to a merchandising and store initiative, (3) a $1.2 million charge related to the amortization of stock-based compensation, and (4) a $1.1 million charge related to a review of strategic alternatives, which resulted in the Yucaipa investment. SG&A in fiscal 2004 was net of a $1.4 million credit to correct, on a cumulative basis, the accounting for our operating leases and long-term disability plan and a $1.5 million gain from the sale of real estate. The balance of the increase in SG&A in fiscal 2005 compared to fiscal 2004 is primarily due to the following factors: (1) supply and utility expenses increased by 0.3% of sales, due to higher oil prices, (2) welfare, pension and medical expenses increased by 0.1% of sales, and (3) store labor expenses increased by 0.1% of sales, due to contractual increases.

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

Income Tax Benefit. The income tax benefit of $25.6 million in fiscal 2005 was based on an effective tax rate of 38.9% and the income tax benefit of $9.3 million in fiscal 2004 was based on an effective income tax rate of 42.0%. During fiscal 2005 and fiscal 2004, we made income tax payments of $3.2 million and $3.9 million, respectively. Refer to Note 18 for information related to our income taxes.

Summary of Operations. The net loss in fiscal 2005 was $40.1 million compared to $308.6 million in fiscal 2004. The decrease in the net loss in fiscal 2005 compared to fiscal 2004 was primarily due to the goodwill and long-lived assets impairment charge of $309.0 million in fiscal 2004 and higher SG&A expenses, lower interest expense and higher income tax benefits in fiscal 2005.

Liquidity and Capital Resources

Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Cash provided by (used for):
Operating activities	$6.9	$27.4	$101.2
Investing activities	(66.0)	(67.9)	(99.6)
Financing activities	13.8	71.3	32.1

The decrease in cash provided by operating activities in fiscal 2006 compared to fiscal 2005 was primarily due to higher cash used for operating assets and liabilities, partially offset by an increase in operating earnings. The increase in cash used for operating assets and liabilities was primarily due to (1) the transfer in fiscal 2006 of our disbursing account to the same financial institution we utilize for our depository accounts, thereby allowing for the right of offset, which resulted in the reduction of cash and book overdrafts of $23.1 million at February 3, 2007, and (2) the timing of our February 1 semi-annual Senior Subordinated Notes interest payment of $15.3 million and our prepaid rent payments of $6.8 million; such payments were made prior to February 3, 2007 in fiscal 2006, but subsequent to January 28, 2006 in fiscal 2005. The decrease in cash provided by operating activities in fiscal 2005 compared to fiscal 2004 was primarily due to a higher net loss, excluding the non-cash goodwill and long-lived assets impairment charge in fiscal 2004, an increase in the deferred income tax benefit and lower cash generated by operating assets and liabilities.

The decrease in cash used for investing activities in fiscal 2006 compared to fiscal 2005 was primarily due to net sales of marketable securities, partially offset by higher capital expenditures, including technology investments. The decrease in cash used for investing activities in fiscal 2005 compared to fiscal 2004 was primarily due to lower capital expenditures, including technology investments, partially offset by net purchases of marketable securities.

The decrease in cash provided by financing activities in fiscal 2006 compared to fiscal 2005 was primarily due to the fiscal 2005 proceeds from the issuance of the Purchased Securities, net of debt repayments (see Debt Service and Liquidity below), partially offset by increased borrowings under the Working Capital Facility. The increase in cash used for financing activities in fiscal 2005 compared to fiscal 2004 was primarily due to the proceeds related to the issuance of the Purchased Securities, net of debt repayments (see Debt Service and Liquidity below).

Debt Service and Liquidity. On June 9, 2005, pursuant to the Purchase Agreement, we issued the Purchased Securities to the Investors for an aggregate purchase price of $150 million in cash. We received $137.5 million for the Purchased Securities, net of $12.5 million of costs directly attributable to the offering. We used $40.3 million of the net proceeds to pay down our working capital facility borrowings and $23.3 million to defease our mortgage borrowings. The remaining net proceeds were invested in short-term cash investments and have been used for general corporate purposes, including capital expenditures.

During fiscal 2004, we entered into the Credit Agreement which expires on October 1, 2009 and consists of a $180 million working capital facility, including letters of credit, (“Working Capital Facility”) and a $70 million term loan (“Term Loan”). The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting us to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that we must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to our Consolidated EBITDA for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that we shall not, at any time, permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarters basis) at the end of any fiscal quarter to be more than 2.4:1.0 for each fiscal quarter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70.0 million under the Term Loan and $22.7 million under the Working Capital Facility as of February 3, 2007) and the amount of outstanding letters of credit ($84.4 million as of February 3, 2007). Based on the Senior Leverage Ratio at the end of fiscal 2006, we have full availability under the Working Capital Facility after giving effect to Credit Extensions of $72.9 million. Also, the Credit Agreement prohibits the payment of cash dividends and contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control (excluding the purchase by the Investors of the Purchased Securities). We were in compliance with all Credit Agreement covenants as of February 3, 2007.

We believe that cash flows from operations, supplemented by unused borrowing capacity under the Credit Agreement and the availability of capital lease financing, will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program for at least the next fiscal year. However, in the event that cash flows from operations continue to decrease, we may decide to limit our future cash capital expenditure program and, subject to the Senior Leverage Ratio, our ability to utilize the full amount available under the Working Capital Facility could be limited.

There are no credit agency ratings-related triggers in either the Credit Agreement or in the indenture related to the Senior Subordinated Notes (the “Indenture”) that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 7.1% during fiscal 2006 and 5.3% during fiscal 2005.

All of the obligations under the Credit Agreement are guaranteed by our 100% owned subsidiaries, except our nonguarantor subsidiaries, which are comprised of four 100% owned and consolidated single-purpose entities. Each of these single-purpose entities owns the real estate on which a supermarket leased to Pathmark is located. The obligations under the Credit Agreement and those of the subsidiaries guaranteeing the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets including, without limitation, intellectual property, real property, including leasehold interests, and the capital stock in each of these subsidiaries.

We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which mature on February 1, 2012 and pay cash interest semi-annually on February 1 and August 1. The Indenture contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our common stock. We were in compliance with all Senior Subordinated Notes covenants as of February 3, 2007.

Contractual Obligations and Commitments. We enter into a variety of legally binding obligations and commitments in the normal course of our business. The table below presents our long-term contractual obligations and commitments which represent known future cash payments that we will be required to make under existing contractual arrangements. Some amounts are based on management’s estimates and assumptions and amounts actually paid may vary from those reflected below. The following table presents contractual obligations as of February 3, 2007 (in millions):

	Payments Due by Fiscal Years
	Total	2007	2008 and 2009	2010 and 2011	Thereafter
Long-term debt obligations (1)	$448.2	$25.1	$71.3	$1.2	$350.6
Interest on debt obligations	169.2	37.7	54.8	61.3	15.4
Capital lease obligations (1)	169.8	11.3	15.8	19.3	123.4
Interest on capital lease obligations	142.9	15.8	31.2	27.5	68.4
Operating lease obligations (2)	470.4	62.1	107.4	88.2	212.7
Purchase obligations (3)	681.4	105.5	209.8	205.0	161.1
Other liabilities (4)	242.3	42.2	58.9	46.8	94.4

Total	$2,324.2	$299.7	$549.2	$449.3	$1,026.0

(1)	Debt and capital lease obligations include principal payments only.
(2)	Operating lease obligations, net of sublease income of $48.8 million, are $421.6 million.

(3)	In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor's published list price; termination provisions; and other standard contractual considerations. Our obligation related to these contracts is typically limited to return of unearned allowances and therefore no amounts have been included above. Purchase obligations shown above relate to the outsourcing of a major portion of our distribution, trucking and information systems functions through long-term agreements, as noted below.

•

We have a supply agreement with C&S, expiring in January 2013, pursuant to which C&S supplies substantially all of our grocery, frozen and perishable merchandise requirements. Under our arrangement with C&S, we negotiate prices, discounts and promotions with vendors. We pay C&S a per case upcharge, and have annual minimum case commitments. The table above reflects the minimum upcharge. During fiscal 2006, the products supplied from C&S accounted for over 60% of all of our supermarket inventory purchases. This agreement may only be terminated for cause or certain events of bankruptcy by either party.

•

In February 2005, we entered into a seven-year extension of our existing outsourcing agreement with IBM, which commenced in 1991, to continue to provide a wide range of information systems services. Under the agreement, expiring in January 2012, IBM provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. We may terminate this agreement with a payment of a specified termination charge.

•

We have an agreement, expiring in January 2014, with GHI to provide us with trucking services. Under this arrangement, there is an annual fixed fee in addition to transportation charges. The fixed fee is reflected in the table above. We may terminate this agreement with a payment of a specified termination charge.

(4)	Other liabilities include self-insured obligations, unfunded pension liabilities and post-retirement and post-employment obligations.

Off-Balance Sheet Arrangements. In the normal course of business, we have assigned to third parties various leases related to former businesses that we sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making rental payments under the Assigned Leases, under certain circumstances we could be required to assume the lease obligation. As of February 3, 2007, our records indicate that 58 Assigned Leases may still have term remaining; however, we have no way of knowing in some instances if such Assigned Leases are still actually in effect or have been terminated by our assignees or their successors. Assuming that each Assigned Lease is still in effect and that each respective assignee became unable to continue to make rental payments under an Assigned Lease, an event we believe to be remote, management estimates our maximum potential obligation with respect to the Assigned Leases to be approximately $99 million, which could be partially or totally offset by reassigning or subletting such leases. We have a liability on our consolidated balance sheet as of February 3, 2007 of $2.4 million, which represents certain guarantees attributable to our secondary liability in connection with Assigned Leases assigned after December 31, 2002.

Additionally, in connection with the 1997 sale of our trucking business to GHI and distribution operation to C&S, GHI and C&S agreed to continue making contributions to the Local 863 Teamsters Pension Fund (the “Fund”), a multi-employer pension plan. With respect to GHI, we agreed that in the event GHI were to withdraw from the Fund, to indemnify GHI under certain circumstances against all liabilities it would have arising from such a withdrawal. We also agreed to provide GHI with a letter of credit to secure the potential indemnification obligation. As of February 3, 2007, we have caused our bank to issue stand-by letters of credit in favor of GHI, or the Fund, in the aggregate amount of $20 million. Under the agreement with GHI, we have agreed to adjust said letters of credit up or down annually to reflect any change in the maximum estimated amount of the Fund withdrawal liability attributable to GHI, provided that any annual increase in said letters of credit will not exceed $5 million; provided further, that in the event of a change in control (excluding the Yucaipa investment), a failure to provide an annual increase in the letters of credit when due or a material adverse change in our financial condition, we would be required to furnish an increased letter of credit equal to the full amount of the estimated Fund withdrawal liability attributable to GHI, less any outstanding letters of credit in favor of GHI or the Fund. The estimated Fund withdrawal liability attributable to GHI as of August 31, 2006 (the Fund’s last completed fiscal year), according to the Fund actuary, is $51.0 million. With respect to C&S, we agreed that in the event C&S were to withdraw from the Fund, to indemnify C&S under certain circumstances against liabilities it would have arising from such a withdrawal; provided, however, that our indemnification obligation is limited to an amount not to exceed what our Fund withdrawal liability would have been as of August 31, 1997. We are also a party to a variety of contracts under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, purchase and sale agreements, leases, financial agreements and various other agreements. Under these contracts, we may provide routine indemnification relating to representations and warranties, or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, we have not made a significant payment for these indemnifications.

We had outstanding letters of credit of $84.4 million as of February 3, 2007, of which $84.0 million were standby letters of credit covering primarily self-insured or performance obligations. The remaining $0.4 million were commercial letters of credit supporting purchases of imported products.

Capital Expenditures. Capital expenditures, including technology investments, were $71.8 million in fiscal 2006 compared to $64.5 million in fiscal 2005 and $119.0 million in fiscal 2004. During fiscal 2006, we completed 14 store renovations. During fiscal 2005, we opened two new stores, one of which was a replacement for a closed store, closed four stores and completed eight store renovations. During fiscal 2007, our capital expenditure plan is to invest approximately $80 million in 13 store renovations and in technology investments.

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

Goodwill Impairment. We perform our annual evaluation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” in the fourth quarter of each fiscal year. Based on our fiscal 2006 and fiscal 2005 evaluations, we concluded there were no impairments of our goodwill. In fiscal 2004 we concluded that there was a $293.8 million impairment of our goodwill. Since such impairment analysis is based on economic and business assumptions, the goodwill impairment analysis in the future could be affected by changes in these business and economic conditions, changes in consumer spending, the competitive environment in which we operate and other risks detailed elsewhere in this report.

Impairment of Long-Lived Assets. It is our policy to assess the carrying value of our long-lived assets for possible impairment on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. Based on our fiscal 2006 and fiscal 2005 assessments, we concluded there were no impairments of our long-lived assets. In fiscal 2004, we concluded that there was an impairment of $15.2 million. Since our estimates project cash flow several years into the future, they could be affected by variable factors such as inflation and economic conditions.

Pension Plans. For all our pension plans, pension income was $2.0 million for fiscal 2006, pension expense was $5.3 million (including a $7.5 million charge related to the retirement incentive program and executive separations) for fiscal 2005 and pension income was $4.1 million for fiscal 2004. Pension income and expense are calculated based upon a number of actuarial assumptions. The expected return on assets of the Pathmark Stores, Inc. Pension Plan (the “Qualified Plan”) represents the weighted-average of expected returns for each asset category, which have been developed using information from a number of third-party consultants and long-term historical data on returns for different asset categories and inflation. We also considered the Qualified Plan’s historical 10-year and 20-year compounded returns of 9.4% and 11.8%, respectively, which have exceeded broad market returns over comparable periods, indicating a significant premium has been gained through active management of plan assets. Based on these factors and the asset allocation discussed below, we elected to use a 9.0% expected return on plan assets in determining pension cost for fiscal 2006. This was consistent with fiscal 2005 and fiscal 2004. Our assumption was net of expected plan expenses payable from the trust fund, which were less than 0.8% of plan assets.

The expected long-term rate of return on our Qualified Plan assets is based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return of 10.5%, and 30% with fixed income managers, with an expected long-term rate of return of 5.5% (both were net of expected plan expenses payable from the trust fund). Because of market fluctuation, our actual asset allocation as of December 31, 2006 was 73% with equity managers and 27% with fixed income managers. We believe, however, that our long-term asset allocation on average will approximate 70% with equity managers and 30% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. A 0.5% reduction in our expected long-term rate of return on Qualified Plan assets, holding all other factors constant, would have decreased pension income during fiscal 2006 by approximately $1.3 million.

We base our determination of pension expense or income, in part, on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. As of February 3, 2007, due to offsetting gains and losses, the market value and market-related value of assets differed by less than 1.0%.

The discount rate used reflects the market rate for high-quality fixed-income investments on our annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, a theoretical zero-coupon spot yield curve derived from a portfolio of high-quality bonds as of the measurement date to the expected plan benefit payments defined by the projected benefit obligation and solving for a single equivalent discount rate that resulted in the same projected benefit obligation. The discount rate was 6.0% as of February 3, 2007 and 5.75% as of January 28, 2006. Pension income is sensitive to the discount rate and salary increase assumptions used. A 0.25% decrease in the discount rate used would have decreased fiscal 2006 pension income by approximately $0.7 million. A 0.25% increase in the salary increase assumption would have decreased fiscal 2006 pension income by approximately $0.6 million.

Based on an expected return on plan assets assumption of 9.0%, a discount rate of 6.0% and our various other relevant current assumptions, we estimate that our pension income for all pension plans combined will approximate $2.5 million for fiscal 2007, $3.7 million for fiscal 2008 and $5.7 million for fiscal 2009. Actual pension income in the future will depend on future investment performance, changes in discount rates and various other factors related to the populations participating in our pension plans.

The value of our Qualified Plan assets has increased from $270.7 million at December 31, 2005 to $279.8 million at December 31, 2006. The actual return in excess of that expected and the increase in the discount rate have raised the overfunded status of our Qualified Plan, net of benefit obligations, from $58.3 million at December 31, 2005 to $72.9 million at December 31, 2006. We believe that, based on our actuarial assumptions and due to the overfunded status of our Qualified Plan, we will not be required to make any cash contributions to our Qualified Plan for at least the next three years.

In September 2006, the FASB issued SFAS No. 158, which requires us to recognize the funded status of our defined benefit postretirement plans as an asset or liability in our statement of financial position. We are also required to disclose information about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. We adopted SFAS No. 158 as of February 3, 2007, resulting in a reduction in the funded pension asset of $69.2 million, a decrease in net deferred income taxes of $26.4 million, a decrease in postretirement benefit obligations of $7.2 million, an increase in unfunded pension liabilities of $0.4 million and a reduction in stockholders’ equity of $36.0 million. SFAS No. 158 also requires us to measure the funded status of our plan as of the date of our fiscal year-end statement of financial position. As we have always used the calendar year for measurement, this will result in a change in our consolidated financial statements. We are not required to adopt this change until our fiscal year ending February 1, 2009. We do not expect that the adoption of this portion of SFAS No. 158 will have a material impact on our consolidated financial statements.

Self-Insured Claims Liabilities and Postemployment Benefits. We are self insured for claims relating to customer, associate and vehicle accidents, as well as certain associate medical and disability benefits, and, except for associate medical insurance, we maintain third-party excess insurance coverage for such claims. It is our accounting policy to record a self-insured liability, as determined actuarially on a consistent basis, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported discounted at a risk-free interest rate of 4.75%. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns. At February 3, 2007, liabilities for self-insured claims and benefits were $58.3 million and for postemployment benefits were $5.7 million.

New Accounting Pronouncements

In June 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” was issued. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN No. 48 is effective for our fiscal year beginning February 4, 2007. The cumulative effect of adopting FIN No. 48 will be recorded in accumulated deficit and other accounts, as applicable. We are currently evaluating the provisions of FIN No. 48 and have not yet completed our determination of the impact of adoption on our consolidated financial position.

In June 2006, the FASB ratified the consensus of EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)”. The scope of this issue includes any tax assessed by a government authority that is directly imposed on a revenue producing activity between a seller and a customer. EITF No. 06-03 states that the income statement presentation of taxes within the scope of this issue on either a gross (included in revenues at cost) basis or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed, effective for our fiscal year beginning February 4, 2007. We will continue to use the net basis for presentation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. This statement is effective for our fiscal year beginning February 3, 2008, with early adoption permitted. We are in the process of evaluating this statement, but do not expect that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. This bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative facts are considered, is material. SAB No. 108 was effective for our fiscal year ended February 3, 2007. The adoption of SAB No. 108 did not result in any adjustments to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for our fiscal year beginning February 3, 2008. We are in the process of evaluating this statement, but do not expect that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on February 3, 2007. During fiscal 2006, the average interest rate in effect on borrowings under our Term Loan was 7.1%. A 1.0% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our treasury management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 8. Financial Statements.

Pathmark Stores, Inc.

Consolidated Statements of Operations

(in millions, except per share amounts)

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Sales	$4,058.0	$3,977.0	$3,978.5
Cost of goods sold	(2,875.2)	(2,846.3)	(2,846.1)

Gross profit	1,182.8	1,130.7	1,132.4
Selling, general and administrative expenses	(1,056.8)	(1,040.9)	(984.9)
Depreciation and amortization	(92.6)	(90.8)	(89.4)
Impairment of goodwill and long-lived assets	—	—	(309.0)

Operating earnings (loss)	33.4	(1.0)	(250.9)
Interest expense, net	(62.3)	(64.7)	(67.0)

Loss before income taxes	(28.9)	(65.7)	(317.9)
Income tax benefit	10.6	25.6	9.3

Net loss	$(18.3)	$(40.1)	$(308.6)

Weighted-average number of shares outstanding – basic and diluted	52.1	43.5	30.1

Net loss per share – basic and diluted	$(0.35)	$(0.92)	$(10.26)

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	February 3, 2007	January 28, 2006
ASSETS
Current Assets
Cash and cash equivalents	$28.1	$73.4
Marketable securities	—	4.0
Accounts receivable, net	20.6	21.1
Merchandise inventories	180.3	180.6
Due from suppliers	69.8	69.6
Other current assets	33.5	23.9

Total current assets	332.3	372.6
Property and equipment, net	535.7	552.3
Goodwill	144.7	144.7
Other noncurrent assets	119.7	185.0

Total assets	$1,132.4	$1,254.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78.2	$100.2
Current maturities of debt	25.1	2.1
Current portion of capital lease obligations	11.4	11.1
Accrued expenses and other current liabilities	136.9	167.1

Total current liabilities	251.6	280.5
Long-term debt	423.1	423.8
Long-term capital lease obligations	158.4	168.5
Other noncurrent liabilities	170.9	210.5

Total liabilities	1,004.0	1,083.3

Stockholders’ equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, $0.01 par value	0.5	0.5
Authorized: 100,000,000 shares; issued: 52,226,498 shares at February 3, 2007 and 52,012,553 shares at January 28, 2006
Common stock warrants	69.7	69.7
Paid-in capital	754.3	743.6
Accumulated deficit	(656.7)	(638.4)
Accumulated other comprehensive loss	(39.4)	(4.1)

Total stockholders’ equity	128.4	171.3

Total liabilities and stockholders’ equity	$1,132.4	$1,254.6

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Statements of Cash Flows

(in millions)

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Operating Activities
Net loss	$(18.3)	$(40.1)	$(308.6)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	92.6	90.8	89.4
Amortization of stock-based compensation	9.7	1.2	—
Amortization and write off of deferred financing costs	1.5	1.8	3.4
Deferred income tax benefit	(13.7)	(28.3)	(12.4)
Tax benefit related to stock-based compensation (under SFAS No. 123)	—	1.9	—
Loss on mortgage debt extinguishment	—	2.8	—
Gain on the sale of property and equipment	—	(0.2)	(1.5)
Impairment of goodwill and long-lived assets	—	—	309.0
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	0.5	(1.2)	1.3
Merchandise inventories	0.3	1.6	5.0
Due from suppliers	(0.2)	5.1	6.6
Other current assets	(9.6)	(2.5)	8.9
Other noncurrent assets	(3.1)	2.1	(2.8)
Accounts payable	(23.8)	(1.9)	14.9
Accrued expenses and other current liabilities	(19.7)	6.8	2.9
Other noncurrent liabilities	(9.3)	(12.5)	(14.9)

Cash provided by operating activities	6.9	27.4	101.2

Investing Activities
Capital expenditures, including technology investments	(70.0)	(64.2)	(98.8)
Sale of marketable securities	4.0	36.0	—
Purchase of marketable securities	—	(40.0)	—
Proceeds from the sale of property and equipment	—	0.3	3.7
Acquisition of Community Supermarket Corporation	—	—	(4.5)

Cash used for investing activities	(66.0)	(67.9)	(99.6)

Financing Activities
Borrowings (repayments) under the working capital facility, net	22.7	(34.4)	29.9
Repayments of capital lease obligations	(9.8)	(13.8)	(15.2)
Borrowings under other debt	3.4	3.1	2.8
Repayments of other debt	(3.3)	(2.5)	(4.7)
Proceeds from the exercise of stock options	1.6	5.9	—
Purchase of treasury stock	(1.0)	(0.2)	—
Tax benefit related to stock-based compensation (under SFAS No. 123 (R))	0.4	—	—
Deferred financing costs	(0.2)	(0.5)	(4.9)
Proceeds from issuance of common stock and common stock warrants, net of expenses	—	137.5	—
Mortgage debt repayments and extinguishment	—	(23.8)	—
Borrowings under the term loan	—	—	70.0
Repayments of the term loan	—	—	(45.8)

Cash provided by financing activities	13.8	71.3	32.1

Increase (decrease) in cash and cash equivalents	(45.3)	30.8	33.7
Cash and cash equivalents at beginning of period	73.4	42.6	8.9

Cash and cash equivalents at end of period	$28.1	$73.4	$42.6

Supplemental Disclosures of Cash Flow Information
Interest paid	$74.3	$65.0	$64.4

Income taxes paid	$5.1	$3.2	$3.9

Non-Cash Investing Activities
Additions (primarily due to property and equipment)	$1.8	$0.3	$15.7

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 31, 2004	$0.3	$60.0	$607.9	$(289.7)	$(2.8)	$(0.7)	$375.0

Net loss	—	—	—	(308.6)	—	—	(308.6)
Minimum pension liability, net of tax	—	—	—	—	(1.2)	—	(1.2)

Comprehensive loss	—	—	—	(308.6)	(1.2)	—	(309.8)

Balance, January 29, 2005	0.3	60.0	607.9	(598.3)	(4.0)	(0.7)	65.2

Net loss	—	—	—	(40.1)	—	—	(40.1)
Minimum pension liability, net of tax	—	—	—	—	(0.1)	—	(0.1)

Comprehensive loss	—	—	—	(40.1)	(0.1)	—	(40.2)

Issuance of common stock and
common stock warrants	0.2	9.7	127.6	—	—	—	137.5
Purchase of treasury stock	—	—	—	—	—	(0.2)	(0.2)
Exercise of stock options	—	—	5.0	—	—	0.9	5.9
Tax benefit related to stock-based
compensation	—	—	1.9	—	—	—	1.9
Stock-based compensation expense	—	—	1.2	—	—	—	1.2

Balance, January 28, 2006	0.5	69.7	743.6	(638.4)	(4.1)	—	171.3

Net loss	—	—	—	(18.3)	—	—	(18.3)
Minimum pension liability, net of tax	—	—	—	—	0.7	—	0.7

Comprehensive loss	—	—	—	(18.3)	0.7	—	(17.6)

SFAS No. 158 adjustment, net of tax	—	—	—	—	(36.0)	—	(36.0)
Purchase of treasury stock	—	—	—	—	—	(1.0)	(1.0)
Exercise of stock options	—	—	0.6	—	—	1.0	1.6
Tax benefit related to stock-based
compensation	—	—	0.4	—	—	—	0.4
Stock-based compensation expense	—	—	9.7	—	—	—	9.7

Balance, February 3, 2007	$0.5	$69.7	$754.3	$(656.7)	$(39.4)	$—	$128.4

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Business. Pathmark Stores, Inc. (the “Company” or “Pathmark”) operated 141 supermarkets as of February 3, 2007, primarily in the New York–New Jersey and Philadelphia metro areas.

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

Fiscal Year. The Company’s fiscal year ends on the Saturday nearest to January 31 of the following calendar year. The Company’s fiscal 2006 consisted of the 53-week period ended February 3, 2007, fiscal 2005 consisted of the 52-week period ended January 28, 2006 and fiscal 2004 consisted of the 52-week period ended January 29, 2005. Normally, each fiscal year consists of 52 weeks, but every five or six years, the fiscal year consists of 53 weeks.

Cash and Cash Equivalents. Bank accounts at the same financial institution are combined for purposes of evaluating whether a net book overdraft exists. Net book overdrafts are reclassified to accounts payable. Cash equivalents represent highly liquid investments with a maturity of three months or less when purchased.

Marketable Securities. Marketable securities are recorded at fair value and consisted of auction-rate securities in fiscal 2005, which are securities earning interest income at a rate that is periodically reset, typically within 35 days. These securities are considered as “available-for-sale” securities under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified as marketable securities in current assets since they will be utilized in operations within one year of the balance sheet date. Any net unrealized gain or loss would be included as a separate component of stockholders’ equity. Realized gains and losses and interest income are included in earnings.

Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first out (“LIFO”) basis.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over the following useful lives: buildings, 40 years; fixtures and equipment, 3 to 10 years; and leasehold improvements, 8 to 15 years or lease term, whichever is shorter. Leasehold improvements are amortized when placed in service over the lesser of the useful life or the lease term, including option periods that are reasonably assured of being exercised. Capital leases are recorded at the present value of the minimum lease payments or the fair market value of the related property, whichever is less. Property and equipment under capital leases are amortized using the straight-line method over the term of the lease or over the estimated useful life of the leased asset, if ownership transfers to the Company at the end of the lease term.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

Goodwill. The Company’s goodwill balance is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual evaluation of goodwill in the fourth quarter of each fiscal year. The first step of this evaluation is to determine whether the carrying value of the Company exceeds its fair value, which is based on the Company’s recent enterprise value. In fiscal 2006 and fiscal 2005, the Company concluded that there was no impairment of its goodwill. In fiscal 2004, since the fair value of the Company was less than its carrying value, the Company measured its impairment by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with the carrying value of the goodwill. Based on such evaluation of its fair value, the Company recorded in fiscal 2004 a goodwill impairment charge of $293.8 million. This charge was included as a component of impairment of goodwill and long-lived assets (see Impairment of Goodwill and Long-Lived Assets below).

Long-Lived Assets. The Company assesses the carrying value of its long-lived assets for possible impairment on an individual store basis to determine if the carrying value of such assets are recoverable from their related undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is recognized to the extent the carrying value exceeds the fair value, which approximates the net realizable value, of the asset. In fiscal 2006 and fiscal 2005, the Company concluded there was no impairment of its long-lived assets. The Company recorded a non-cash impairment charge of $15.2 million in fiscal 2004, which was included as a component of impairment of goodwill and long-lived assets (see Impairment of Goodwill and Long-Lived Assets below).

Impairment of Goodwill and Long-Lived Assets. In fiscal 2004, the Company recorded a charge of $309.8 million, comprised of impairments of goodwill of $293.8 million and long-lived assets of $15.2 million. The goodwill impairment, which is not deductible for income tax purposes, represents the write down of the carrying value of the Company’s goodwill to its implied fair value and was due to the Company’s declining operating performance in fiscal 2004 and the reduced valuation multiples in the retail grocery industry. Such negative factors were reflected in the Company’s stock price and market capitalization. The long-lived assets impairment represents the write down of under-performing stores to their fair market values.

Software. Internally developed software, which creates a new system or adds identifiable functionality to an existing system, and externally purchased software are capitalized and amortized on a straight-line method over three to five years; such amortization is classified in depreciation and amortization.

Unearned Vendor Allowances and Rebates. The Company receives vendor allowances and rebates under vendor contracts which require the Company to purchase the vendor’s product based on either a volume or specified time period commitment or require the Company to perform a specific activity such as promote and/or advertise the vendor’s product. When payment is received prior to fulfillment of the contractual terms, our accounting policy is to record such amounts as unearned vendor allowances and rebates within due from suppliers on our consolidated balance sheet; such unearned vendor allowances and rebates are earned through a reduction in cost of goods sold when the required contractual terms are completed and when the inventory is sold. Unearned vendor allowances and rebates are based on the amount projected to be earned in fiscal 2007 are included in current liabilities, whereas unearned vendor allowance and rebates are based on amounts projected to be earned subsequent to fiscal 2007 are included in other noncurrent liabilities.

Self-Insured Claims Liabilities. The Company is self insured for claims relating to customer, associate and vehicle accidents, as well as certain associate medical and disability benefits, and maintains third-party excess insurance coverage for such claims. It is the Company’s accounting policy to record a self-insured liability, as determined actuarially, based on the facts and circumstances of each individual claim filed and an estimate of claims incurred but not yet reported. Such self-insured claims liabilities are recorded at present value utilizing a risk-free interest rate based on the projected payout of these claims. All claims and their related liabilities are reviewed and monitored on an ongoing basis. Any actuarial projection of losses concerning such claims is subject to variability primarily due to external factors affecting future inflation rates, litigation trends, benefit levels and claim settlement patterns.

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

Fair Value of Financial Instruments. The fair values of the publicly-traded 8.75% Senior Subordinated Notes, due 2012 (the “Senior Subordinated Notes” - refer to Note 21 for information related to guarantor subsidiaries), the term loan (the “Term Loan”) and the working capital facility (the “Working Capital Facility”) were based on quoted market prices as of February 3, 2007 and January 28, 2006. The fair values of other debt approximated their carrying value as of February 3, 2007 and January 28, 2006. As of February 3, 2007 and January 28, 2006, the carrying values of cash and cash equivalents, marketable securities, accounts receivable, due from suppliers, accounts payable, and accrued expenses and other current liabilities approximated their fair values due to the short-term maturities of these balances. However, considerable judgment is required in developing estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could settle in a current market exchange. The use of different market assumptions or methodologies could affect the estimated fair value.

Income Taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory rates in effect for the fiscal year in which differences are expected to reverse. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets for which it does not consider the realization of such assets to be more likely than not.

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

Revenue Recognition. Revenue is recognized at the point of sale to the customer. Sales tax is excluded from revenues. Discounts provided to customers through Pathmark coupons are recorded as a reduction of sales. From time-to-time the Company initiates customer loyalty programs which allow customers to earn points for each purchase completed during a specific time period. Points earned enable customers to receive a certificate that may be redeemed on future purchases. The value of points earned by our loyalty program customers is included as a liability and a reduction of revenue at the time the points are earned based on the percentage of points that are projected to be redeemed.

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

Advertising Costs. Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $41.6 million, $42.6 million and $41.1 million during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Store Preopening and Closing Costs. Store preopening costs are expensed as incurred. The Company records a liability for store closing costs such as future rent and real estate taxes, net of expected sublease recovery, from the date of closure discounted using a risk-free rate of interest.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

Net Earnings (Loss) Per Share. Net earnings (loss) per share - basic is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding for the period. Net earnings (loss) per share - diluted assumes the issuance of additional shares for all potentially dilutive securities outstanding, such as stock options, restricted stock units and warrants. Since the Company reported a net loss in fiscal 2006, fiscal 2005 and fiscal 2004, the net loss per share - diluted is the same as the net loss per share - basic, as any potentially dilutive securities would reduce the net loss per share. Potentially dilutive securities were 2.0 million shares, 0.8 million shares and 0.3 million shares in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Derivative and Hedging Activities. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging transactions. The Company also assesses, both at the inception of a hedge and on an on-going basis, whether the derivative designated as a hedge is highly effective in offsetting changes in fair value of the item being hedged. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The Company currently has no derivative instruments.

Gift Cards and Gift Certificates. The Company sells gift cards and gift certificates (collectively “Gift Cards”) to its customers and certain charitable organizations through its retail stores. These Gift Cards do not have expiration dates. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. During the second quarter of fiscal 2006, the Company formed a new subsidiary to handle all sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $3.5 million (including $3.2 million in the second quarter) of breakage income related to Gift Cards sold since the inception of the Gift Card program as a reduction to its selling, general and administrative expenses. There was no breakage income recognized in fiscal 2005 or in fiscal 2004.

Accounting Changes.

Stock-Based Compensation. Effective with the beginning of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”, using the modified-prospective transition method. Under this transition method, the Company recognized stock-based compensation expense for all stock options granted prior to, but not yet vested on January 28, 2006, and stock options granted subsequent to January 28, 2006. The Company determined the fair value of such grants using the Black-Scholes option pricing method. The adoption of this statement increased the Company’s loss before income taxes and its net loss for the year ended February 3, 2007 by $5.9 million and $3.4 million, respectively, or $0.07 per diluted share, compared to the accounting for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. For the year ended February 3, 2007, stock-based compensation expense of $9.7 million, or $0.11 per diluted share after tax, was comprised of $5.9 million, or $0.07 per diluted share after tax, related to stock options and $3.8 million, or $0.04 per diluted share after tax, related to restricted stock and restricted stock units. Prior to the adoption of this statement, the Company accounted for stock-based compensation expense under APB Opinion No. 25 and the disclosure provisions under SFAS No. 123. Refer to Note 20 for information related to the Company’s stock-based compensation plans.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

The pro forma net loss and pro forma net loss per share, including the pro forma effects of expensing stock options, are as follows (in millions, expect per share amounts):

	52 Weeks Ended January 28, 2006		52 Weeks Ended January 29, 2005
Net loss, as reported	$(40.1)		$(308.6)
Add: stock-based compensation expense included in reported
net loss, net of related tax effect	0.7	(a)	—
Less: pro forma stock-based compensation expense, net of related
tax effect	(5.2	)(b)	(3.7)

Net loss, pro forma	$(44.6)		$(312.3)

Weighted average number of shares outstanding – basic and diluted	43.5		30.1

Net loss per share – basic and diluted, as reported	$(0.92)		$(10.26)
Add: stock-based compensation expense included in reported
net loss, net of related tax effect	0.01		—
Less: pro forma stock-based compensation expense, net of related
tax effect	(0.12)		(0.12)

Net loss per share – basic and diluted, pro forma	$(1.03)		$(10.38)

(a)	Represents the after-tax amortization of stock-based compensation related to restricted stock and restricted stock units.
(b)	For purposes of the pro forma disclosures, the estimated fair value of the stock options issued is assumed to be expensed over the stock options’ vesting period. Under the terms of both the 2000 Employee Equity Plan (the “Employee Plan”) and the 2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”), the purchase by the Investors of the Shares on June 9, 2005 (as hereafter defined in Note 2) constituted a change in control (“Change in Control”), whereby all unvested awards in the form of stock options outstanding immediately proceeding the Change in Control became vested immediately upon the Change in Control. The net pro forma stock-based compensation expense of $5.2 million for fiscal 2005 included a net pro forma charge of $2.5 million due to the Change in Control.

Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106 and 132 (R)”, which requires the Company to recognize the funded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position. The Company is also required to disclose information about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. The Company adopted this portion of SFAS No. 158 as of February 3, 2007.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

The following table summarizes the incremental effects of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet at February 3, 2007 (in millions):

	Before Application of SFAS No. 158	SFAS No. 158 Adjustment		After Application of SFAS No. 158
Other noncurrent assets	$182.1	$(62.4	)(a)	$119.7
All other assets	1,012.7	—		1,012.7

Total assets	$1,194.8	$(62.4)		$1,132.4

Accrued expenses and other current liabilities	$135.9	$1.0	(b)	$136.9
Other noncurrent liabilities	198.3	(27.4	)(c)	170.9
All other liabilities	696.2	—		696.2

Total liabilities	1,030.4	(26.4)		1,004.0

Total stockholders’ equity	164.4	(36.0)		128.4

Total liabilities and stockholders’ equity	$1,194.8	$(62.4)		$1,132.4

(a)	Comprised of a decrease in the funded pension asset of $69.2 million, net of an increase in deferred income taxes of $6.8 million.
(b)	Reflects an increase in postretirement benefit obligations.
(c)	Comprised of a decrease in deferred income taxes of $19.6 million and a decrease in postretirement benefit obligations of $8.2 million, net of an increase in unfunded pension liabilities of $0.4 million.

SFAS No. 158 also requires the Company to measure the funded status of its plan as of the date of its fiscal year-end statement of financial position. As the Company has always used the calendar year for measurement, this will result in a change in its consolidated financial statements. The Company is not required to adopt this change until its fiscal year ending February 1, 2009. The Company does not expect that the adoption of this portion of SFAS No. 158 will have a material impact on its consolidated financial statements.

Refer to Note 17 for information related to the impact of SFAS No. 158 on the Company’s pension and other postretirement benefits.

Quantification of Misstatements. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. This bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative facts are considered, is material. SAB No. 108 was effective for the Company’s fiscal year ended February 3, 2007. The adoption of SAB No. 108 did not result in any adjustments to the Company’s consolidated financial statements.

New Accounting Pronouncements.

In June 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” was issued. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN No. 48 is effective for the Company’s fiscal year beginning February 4, 2007. The cumulative effect of adopting FIN No. 48 will be recorded in accumulated deficit and other accounts, as applicable. The Company is currently evaluating the provisions of FIN No. 48 and has not yet completed its determination of the impact of adoption on the Company’s consolidated financial position.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 1. Significant Accounting Policies – (Continued)

In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)”. The scope of this issue includes any tax assessed by a government authority that is directly imposed on a revenue producing activity between a seller and a customer. EITF No. 06-03 states that the income statement presentation of taxes within the scope of this issue on either a gross (included in revenues at cost) basis or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed, effective for the Company’s fiscal year beginning February 4, 2007. The Company will continue to use the net basis for presentation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. This statement is effective for the Company’s fiscal year beginning February 3, 2008, with early adoption permitted. The Company is in the process of evaluating this statement, but does not expect that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning February 3, 2008. The Company is in the process of evaluating this statement, but does not expect that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

Note 2. Yucaipa Investment

On June 9, 2005, the Company, pursuant to a securities purchase agreement dated as of March 23, 2005 (the “Purchase Agreement”), among the Company, The Yucaipa Companies LLC (“Yucaipa”) and certain investment funds affiliated with Yucaipa (the “Investors”), issued to the Investors: (i) 20,000,000 shares (the “Shares”) of the common stock, par value $0.01 per share, of Pathmark (the “Common Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase 10,060,000 shares of Common Stock at an exercise price of $8.50 per share, and (iii) Series B warrants (the “Series B Warrants”) to purchase 15,046,350 shares of Common Stock at an exercise price of $15.00 per share (the Shares, the Series A Warrants and the Series B Warrants are collectively referred to as the “Purchased Securities”; the Series A Warrants and the Series B Warrants are collectively referred to as the “Yucaipa Warrants”) for an aggregate purchase price of $150 million in cash. When issued, the shares represented 39.9% of the outstanding Common Stock. Upon issuance, the Series A Warrants and the Series B Warrants will increase Yucaipa’s holdings to 48.2% and 58.3%, respectively, of the outstanding Common Stock. The Company received $137.5 million for the Purchased Securities, net of $12.5 million of costs directly attributable to the offering, including a closing fee and transaction expenses of $6.2 million paid to Yucaipa. At closing, the Company used $40.3 million of the net proceeds to pay down its working capital facility borrowings and subsequently used $23.3 million to defease its mortgage borrowings, including a redemption premium of $2.3 million. The remaining net proceeds were invested in short-term investments and have been used for general corporate purposes, including capital expenditures.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 3. Related-Party Transactions

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

Effective January 13, 2007, the Company engaged Yucaipa Advisors, LLC (a Yucaipa affiliate) to act as a consultant in connection with the Merger Agreement (as defined in Note 24) in accordance with Section 5 of the MSA. In return for such services, the Company will pay Yucaipa Advisors, LLC, upon the consummation of the Merger (as defined in Note 24), a fee equal to 1.0% of the transaction value (as defined in the engagement letter) and reimburse its fees and expenses in connection with the provision of such consulting services (whether or not the Merger is consummated), in each case, subject to certain conditions, including that, so long as the provision of Section 4.07 of the Indenture (as hereafter defined) continues to apply, no amount in excess of $10.0 million shall be payable to Yucaipa Advisors, LLC.

Michael Duckworth, a current member of the Company’s Board of Directors, is Chairman of the Board and principal executive officer, of Source Interlink Companies, Inc. (“Source Interlink”). As of February 3, 2007, the Company’s due from suppliers included $2.3 million due from Source Interlink for fees collected on the Company’s behalf from vendors in connection with the Company’s front-end racks program. Front-end racks are fixtures used to display merchandise such as batteries, candy and magazines, subject to impulse buying. The Company entered into its agreement with Source Interlink prior to the time Mr. Duckworth became its principal executive officer.

Gregory Mays, a current member of the Company’s Board of Directors, is Chairman of the Board of Directors and the interim Chief Executive Officer of Wild Oats Markets, Inc. (“Wild Oats”). During the fourth quarter of 2006, Pathmark began to carry Wild Oats branded products in its stores. Total purchases from Wild Oats (including direct purchases and indirect purchases from the Company’s primary distributor) were $0.9 million during fiscal 2006, of which $0.5 million was paid as of February 3, 2007.

The Company believes that these transactions have been on terms no less favorable to the Company than if they had been entered into with disinterested parties.

Note 4. Cash and Cash Equivalents

Cash and cash equivalents are comprised of the following (in millions):

	February 3, 2007	January 28, 2006
Cash	$28.1	$46.0
Cash equivalents	—	27.4

Cash and cash equivalents	$28.1	$73.4

Net book overdrafts of $0.3 million and $23.4 million were reclassified to accounts payable at February 3, 2007 and January 28, 2006, respectively. The reduction in the reclassification at February 3, 2007 is due to the transfer in fiscal 2006 of the Company’s disbursing account to the same financial institution the Company utilizes for its depository account, thereby allowing for the right of offset.

Note 5. Accounts Receivable, Net

Accounts receivable, net are comprised of the following (in millions):

	February 3, 2007	January 28, 2006
Prescription plans	$18.7	$18.7
Other	3.0	3.0

Accounts receivable	21.7	21.7
Less: allowance for doubtful accounts	(1.1)	(0.6)

Accounts receivable, net	$20.6	$21.1

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 6. Merchandise Inventories

Merchandise inventories are comprised of the following (in millions):

	February 3, 2007	January 28, 2006
Merchandise inventories at FIFO cost	$186.7	$185.9
Less: LIFO reserve	(6.4)	(5.3)

Merchandise inventories at LIFO cost	$180.3	$180.6

Note 7. Other Current Assets

Other current assets are comprised of the following (in millions):

	February 3, 2007	January 28, 2006
Prepaid expenses	$19.8	$11.8
Supplies inventory	4.3	4.4
Other	9.4	7.7

Other current assets	$33.5	$23.9

Note 8. Property and Equipment, Net

Property and equipment, net are comprised of the following (in millions):

	February 3, 2007	January 28, 2006
Land	$30.3	$30.3
Buildings and building improvements	104.3	101.6
Fixtures and equipment	274.3	251.5
Leasehold costs and improvements	323.5	308.6

Property and equipment, owned	732.4	692.0
Buildings and equipment under capital leases (a)	135.8	150.1

Property and equipment, at cost	868.2	842.1
Less: accumulated depreciation and amortization (b)	(332.5)	(289.8)

Property and equipment, net	$535.7	$552.3

(a)	Represents buildings under capital leases of $125.4 million and equipment under capital leases of $10.4 million as of February 3, 2007 and buildings under capital leases of $125.9 million and equipment under capital leases of $24.2 million as of January 28, 2006.
(b)	Includes accumulated depreciation of $39.9 million for buildings under capital leases and accumulated depreciation of $7.0 million for equipment under capital leases as of February 3, 2007 and accumulated depreciation of $33.1 million for buildings under capital leases and accumulated depreciation of $11.4 million for equipment under capital leases as of January 28 2006

Note 9. Other Noncurrent Assets

Other noncurrent assets are comprised of the following (in millions):

	February 3, 2007	January 28, 2006
Funded pension asset (a)	$72.9	$137.5
Capitalized software, net	28.9	33.4
Deferred financing costs, net	7.6	9.5
Deferred income taxes (a)	5.9	—
Other	4.4	4.6

Other noncurrent assets	$119.7	$185.0

(a)	In fiscal 2006, the Company adopted SFAS No. 158. Refer to Notes 1 and 17 for information related to the impact of SFAS No. 158.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions):

	February 3, 2007	January 28, 2006
Payroll and payroll taxes	$50.6	$50.8
Self-insured claims liabilities	23.6	22.1
Unearned vendor allowances and rebates	14.7	18.1
Utilities and common area maintenance	9.0	8.7
Gift cards	3.6	7.9
Interest (a)	2.3	17.6
Deferred income taxes (b)	0.2	11.7
Other	32.9	30.2

Accrued expenses and other current liabilities	$136.9	$167.1

(a)	The semi-annual interest payment of $15.3 million, due February 1, on the Senior Subordinated Notes was paid prior to February 3, 2007 in fiscal 2006, but subsequent to January 28, 2006 in fiscal 2005.
(b)	Refer to Note 18 for information related to the Company’s income taxes.

Note 11. Long-Term Debt

Long-term debt is comprised of the following (in millions):
	February 3, 2007	January 28, 2006
Senior subordinated notes	$352.4	$352.9
Term loan	70.0	70.0
Working capital facility	22.7	—
Other debt	3.1	3.0

Total debt	448.2	425.9
Less: current maturities and the working capital facility	(25.1)	(2.1)

Long-term debt	$423.1	$423.8

Scheduled Maturities of Debt. The amount of principal payments required each fiscal year on outstanding debt as of February 3, 2007 are as follows (in millions):

Fiscal Year	Principal Payments
2007	$ 25.1
2008	0.6
2009	70.7
2010	0.6
2011	0.6
Thereafter	350.6

Total	$ 448.2

Senior Subordinated Notes. The Company has outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which mature on February 1, 2012 and pay cash interest semi-annually on February 1 and August 1. The indenture related to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on the Company’s ability to declare cash dividends on Common Stock.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 11. Long-Term Debt – (Continued)

Credit Agreement. During fiscal 2004, the Company entered into a senior secured credit facility (the “Credit Agreement”) with a group of lenders led by Fleet Retail Group, a Bank of America company. The Credit Agreement expires on October 1, 2009 and consists of a $180 million Working Capital Facility, including letters of credit, and a $70 million Term Loan. The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting the Company to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that the Company must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to the Company’s Consolidated EBITDA for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that the Company shall not, at any time, permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarters basis) at the end of any fiscal quarter to be more than 2.4:1.0 for each fiscal quarter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70.0 million under the Term Loan and $22.7 million under the Working Capital Facility as of February 3, 2007) and the amount of outstanding letters of credit ($84.4 million as of February 3, 2007). Based on the Senior Leverage Ratio at the end of fiscal 2006, the Company’s had availability under the Working Capital Facility after giving effect to Credit Extensions of $72.9 million. Also, the Credit Agreement prohibits the payment of cash dividends and contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency and a Change of Control (excluding the purchase by the Investors of the Purchased Securities).

Interest on borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average availability under the Credit Agreement, and at February 3, 2007, was at LIBOR plus 1.75%.

There are no credit agency ratings-related triggers in either the Indenture or the Credit Agreement that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

The average interest rate in effect on borrowings under the Term Loan was 7.1% during fiscal 2006 and 5.3% during fiscal 2005. The Company pays a quarterly commitment fee of 0.375% on the unused portion of the Working Capital Facility; in addition, the Company currently pays fees of 2.0% for each standby letter of credit and 1.0% for each import letter of credit issued under the Working Capital Facility.

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

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 11. Long-Term Debt – (Continued)

The Company believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Credit Agreement and the availability of capital lease financing, will be sufficient to provide for its debt service requirements, working capital needs and capital expenditure program for at least the next fiscal year. However, in the event that cash flows from operations are lower in fiscal 2006 and beyond, the Company may need to adjust its future cash capital expenditure program.

Note 12. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments are as follows (in millions):

	February 3, 2007		January 28, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes	$352.4	$353.9	$352.9	$329.4
Term loan	70.0	70.5	70.0	69.3
Working capital facility	22.7	22.4	—	—
Other debt	3.1	3.1	3.0	3.0

Total debt	$448.2	$449.9	$425.9	$401.7

Note 13. Interest Expense, Net

Interest expense, net is comprised of the following (in millions):

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Senior subordinated notes (a)	$30.8	$30.6	$30.6
Term loan (b)	5.0	3.7	2.8
Working capital facility	0.8	0.8	2.4
Lease obligations	17.7	19.0	20.0
Amortization of deferred financing costs	1.5	1.8	1.7
Write off of deferred financing costs (c)	—	—	1.7
Mortgages (d)	—	0.6	1.6
Mortgage debt extinguishment (d)	—	2.8	—
Interest income	(0.8)	(1.4)	—
Capitalized interest	(0.1)	(0.3)	(1.2)
Other	7.4	7.1	7.4

Interest expense, net	$62.3	$64.7	$67.0

(a)	The Senior Subordinated Notes bear interest at a fixed rate of 8.75%.
(b)	The weighted-average interest rates in effect on borrowings under the Term Loan were 7.1%, 5.3% and 5.2% during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
(c)	Interest expense in fiscal 2004 included the write off of deferred financing costs of $1.7 million related to the refinancing and paydown of the Company’s previous credit agreement.
(d)	The mortgage debt extinguishment charge of $2.8 million in fiscal 2005 included a redemption premium of $2.3 million and the write off of deferred financing costs of $0.5 million.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 14. Lease Obligations

Future minimum rental payments (receipts) for noncancellable leases as of February 3, 2007 are as follows (in millions):

Fiscal Year	Capital Leases	Operating Leases	Subleases
2007	$27.1	$62.1	$(13.2)
2008	23.6	57.0	(9.3)
2009	23.5	50.4	(6.8)
2010	23.3	47.2	(4.4)
2011	23.4	41.0	(3.6)
Thereafter	191.7	212.7	(11.5)

Total minimum lease payments (receipts)	312.6	$470.4	$(48.8)

Less: amounts representing interest	(142.8)

Present value of net minimum capital lease payments (a)	169.8
Less: current portion of lease obligations	(11.4)

Long-term lease obligations	$158.4

(a)	Includes $24.6 million related to sale and leaseback transactions accounted for as lease financings.

Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (in millions):

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Minimum rentals	$61.8	$59.9	$57.3
Less: sublease income (a)	(14.5)	(14.6)	(14.5)

Minimum rentals, net	$47.3	$45.3	$42.8

(a)	Sublease income excludes rental income on owned properties of $3.5 million, $3.4 million and $3.1 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Note 15. Other Noncurrent Liabilities

Other noncurrent liabilities are comprised of the following (in millions):

	February 3, 2007	January 28, 2006
Deferred income taxes (a) (b)	$40.0	$62.3
Self-insured claims liabilities	34.7	37.2
Unfunded pension plan benefits (b)	31.5	31.3
Unearned vendor allowances and rebates	30.5	37.7
Other postretirement benefits (b)	17.6	25.2
Deferred rent	5.2	5.1
Other postemployment benefits	4.9	6.0
Other	6.5	5.7

Other noncurrent liabilities	$170.9	$210.5

(a)	Refer to Note 18 for information related to the Company’s income taxes.
(b)	In fiscal 2006, the Company adopted SFAS No. 158. Refer to Notes 1 and 17 for information related to the impact of SFAS No. 158.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 16. Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is comprised of the following pension-related balances (in millions):

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
AOCL at beginning of fiscal year	$(4.1)	$(4.0)	$(2.8)
Comprehensive earnings (loss) - minimum pension liability,
net of tax	0.7	(0.1)	(1.2)
SFAS No. 158 adjustment, net of tax (a)	(36.0)	—	—

AOCL at end of fiscal year	$(39.4)	$(4.1)	$(4.0)

(a)	In fiscal 2006, the Company adopted SFAS No. 158. Refer to Notes 1 and 17 for information related to the impact of SFAS No. 158.
Note 17. Pension and Other Benefit Plans

SFAS No. 158. Effective February 3, 2007, the Company adopted SFAS No. 158. Refer to Note 1 for information related to the impact of this statement on the Company’s balance sheet.

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

Retirement Incentive Program. During fiscal 2005, the Company offered a retirement incentive program to certain non-union associates. Additional retirement benefits were provided to those 82 associates who elected to retire under the program, including a retirement bonus, an enhanced pension based on an additional three years of age or service, whichever proved more advantageous, the right to take a portion of their benefit in an immediate lump sum and continued medical coverage, subject to retiree contributions, for a period of three years. The financial impact of the retirement incentive program was included within pension and other postretirement benefits expense during fiscal 2005.

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

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 17. Pension and Other Benefit Plans – (Continued)

Pension and Other Postretirement Benefits. The following table provides a reconciliation of benefit obligations, the funded plan assets and the funded status of the plans, accounted for on a calendar-year basis, with the measurement dates of December 31, 2006 and December 31, 2005, along with the amounts recognized in the consolidated balance sheets (in millions):

	Pension Benefits			Other Postretirement Benefits
	February 3, 2007		January 28, 2006	February 3, 2007		January 28, 2006
Change in benefit obligations:
Benefit obligations at beginning of year	$247.0		$223.0	$30.3		$30.0
Interest cost	13.5		12.8	1.4		1.6
Service cost (excluding expenses)	3.4		3.6	0.6		0.8
Benefits and expenses paid	(22.8	)(a)	(8.6)	(0.9)		(1.3)
Actuarial experience loss (gain)	(0.7)		8.7	(0.9)		(1.9)
Retirement incentive program and executive separations	—		7.5	—		1.1
Plan amendments	—		—	(11.9	)(b)	—

Benefit obligations at end of year	$240.4		$247.0	$18.6		$30.3

Change in fair value of funded plan assets: Fair value of plan assets at beginning of year	$270.9		$262.8	$—		$—
Actual return on plan assets	29.7		14.9	—		—
Benefits and expenses paid	(20.8)		(6.8)	—		—

Fair value of plan assets at end of year	$279.8		$270.9	$—		$—

Reconciliation of funded status at end of year: Funded status (plan assets less benefit obligations)	$39.4		$23.9	$(18.6)		$(30.3)
Unrecognized prior service cost (benefit)	—		1.3	—		(12.2)
Unrecognized net actuarial loss	—		85.4	—		17.3

Net amount recognized in retained earnings	$39.4	(c)	$110.6	$(18.6	)(c)	$(25.2)

Amounts recognized in the consolidated balance sheet and stockholders’ equity consist of: Other noncurrent assets (funded plan)	$72.9		$137.5	$—		$—
Accrued expenses and other current liabilities (unfunded plans)	(2.0)		(2.8)	(1.0)		—
Noncurrent liabilities (unfunded plans)	(31.5)		(28.2)	(17.6)		(25.2)
Comprehensive loss	—		4.1	—		—

Net amount recognized	$39.4	(c)	$110.6	$(18.6	)(c)	$(25.2)

(a)	Includes the lump sum benefit payments of $12.5 million related to the fiscal 2005 retirement incentive program.
(b)	Reflects negotiated reductions in medical and prescription coverage for certain union associates in fiscal 2006.
(c)	Upon adoption of SFAS No. 158 in fiscal 2006, these amounts were recognized as a reduction to stockholders’ equity as of February 3, 2007. Refer to Note 1 for information related to the impact of SFAS No. 158.

The nonqualified pension plans had an unfunded accumulated benefit obligation of $33.2 million for the fiscal year ended February 3, 2007 and $34.0 million for the fiscal year ended January 28, 2006. The fair value of the assets of the qualified plan exceeded the accumulated benefit obligation of $190.2 million for the fiscal year ended February 3, 2007 and $196.4 million for the fiscal year ended January 28, 2006.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 17. Pension and Other Benefit Plans – (Continued)

The components of net periodic benefit cost (cost reduction) are as follows (in millions):

	Pension Benefits			Other Postretirement Benefits for the 52 Weeks Ended
	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Service cost	$3.4	$3.6	$3.1	$0.6	$0.8	$0.8
Interest cost	13.5	12.8	12.1	1.4	1.6	1.9
Expected return on plan assets	(23.7)	(23.0)	(22.3)	—	—	—
Amortization of prior service costs (benefits)	0.2	0.2	0.2	(1.6)	(1.0)	(0.1)
Amortization of loss	4.6	4.2	2.8	1.2	1.4	0.7
Retirement incentive program and executive separations	—	7.5	—	—	1.1	—

Net periodic benefit cost (cost reduction)	$(2.0)	$5.3	$(4.1)	$1.6	$3.9	$3.3

Other changes in plan assets and benefit obligations recognized in net benefit cost reduction and accumulated other comprehensive loss are as follows (in millions):

	February 3, 2007
	Pension Benefits		Other Postretirement Benefits
Net actuarial gain	$(6.6)		$(0.9)
Recognized actuarial gain	(4.6)		(1.2)
Prior service cost	—		(11.8)
Recognized prior service cost (gain)	(0.2)		1.6

Total recognized in accumulated other comprehensive loss
(before tax effect)	(11.4)		(12.3)
Net periodic benefit cost (cost reduction)	(2.0)		1.6

Total recognized in net benefit cost reduction and accumulated
other comprehensive loss (before tax effect)	$(13.	4)	$(10.	7)

Amounts expected to be recognized in net periodic cost in fiscal 2007 are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Loss recognition	$3.8	$1.1
Prior service cost (gain) recognition	0.2	(2.1)

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 17. Pension and Other Benefit Plans – (Continued)

During fiscal 2006 the unrecognized net loss for the Qualified Plan, the nonqualified pension plans, and other postretirement benefits plans decreased by $10.0 million, $1.2 million and $2.1 million, respectively. The variance between the actual and expected return on plan assets during fiscal 2006 decreased the Qualified Plan’s unrecognized net loss by $6.0 million. Because the total unrecognized net gain or loss amounts for each plan exceed the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2006, the average expected future working lifetime of active participants was approximately 12.2 years for the Qualified and Excess Plans, 7.0 years for the Supplemental Plan, and 12.0 years for other postretirement benefits. Actual results for fiscal 2007 will depend on the fiscal 2007 actuarial valuation of the plan.

The change in unrecognized net gain (loss) is one measure of the degree to which important assumptions have coincided with actual experience. During fiscal 2006 the unrecognized net loss for the Qualified Plan, the nonqualified pension plans, and other postretirement benefits plans decreased by 4.7%, 3.4% and 6.9% of their respective December 31, 2005 projected benefit obligations. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the salary increase rates, rates of employee termination, and rates of participant mortality.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
Fiscal Year	Qualified Pension Plan	Nonqualified Pension Plans
2007	$8.0	$2.1	$0.9
2008	8.4	2.1	1.0
2009	8.8	2.1	0.7
2010	9.3	2.1	0.7
2011	9.9	2.1	0.8
2012 to 2016	58.7	11.3	5.8

Total	$103.1	$21.8	$9.9

Actuarial Assumptions. The weighted-average economic assumptions used on each measurement date are as follows:

	December 31,

	2006	2005	2004

Discount rate	6.00%	5.75%	5.75%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of salary increase	3.25%	3.00%	3.00%
Health care cost trend rate assumed for subsequent year	9.00%	10.00%	10.00%
Ultimate health care cost trend rate	4.50%	4.50%	4.00%
Fiscal year that the ultimate health care cost trend rate is reached	2012	2012	2010

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 17. Pension and Other Benefit Plans – (Continued)

The discount rate reflects the market rate for high-quality fixed-income investments on the annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, a theoretical zero-coupon spot yield curve derived from a portfolio of high-quality bonds as of the measurement date to the expected plan benefit payments defined by the projected benefit obligation and solving for a single equivalent discount rate that resulted in the same projected benefit obligation. Pension income is sensitive to the discount rate and salary increase assumptions used. A 0.25% decrease in the discount rate used would have decreased pension income during fiscal 2006 by $0.7 million. A 0.25% increase in salary increase assumption would have decreased pension income by approximately $0.6 million.

Assumed health care cost trend rates also have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effects as of February 3, 2007 (in millions):

	1%
	Increase	Decrease
Total of service and interest cost components	$0.2	$(0.2)
Postretirement benefit obligation	2.4	(1.9)

Plan Assets and Expected Returns. Assets of the Qualified Plan are invested in equities, corporate bonds, U.S. Government instruments and cash. The Qualified Plan’s asset allocation as of December 31, 2005 and 2006 and the target allocation for fiscal 2007 between equity and fixed income managers is as follows:

	2007 Target Allocation	Percent of Plan Assets As of December 31,
Asset Managers		2006	2005
Equity	70%	73%	74%
Fixed income	30%	27%	26%

Total	100%	100%	100%

The expected return on Qualified Plan assets represents the weighted-average of expected returns for each asset category. The expected returns for each asset category have been developed using information from a number of third-party consultants and long-term historical data on returns for different asset categories and inflation. The Company also considered the Qualified Plan’s historical 10-year and 20-year compounded returns of 9.4% and 11.8%, respectively, which have exceeded broad market returns over comparable periods, indicating a significant premium has been gained through active management of the Qualified Plan assets. Based on these factors and the asset allocation shown above, the Company elected to use a 9.0% expected return on Qualified Plan assets in determining pension income for fiscal 2006 and fiscal 2005. Both assumptions were net of expected Qualified Plan expenses payable from the trust fund, which are less than 0.8% of Qualified Plan assets.

The Company based its determination of pension income for the Qualified Plan, in part, on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return on a market-related valuation of assets and the actual return on a market value basis. As of February 3, 2007, due to offsetting gains and losses, the market value and market related value of assets differed by less than 1.0%.

The Company estimates that a 0.5% reduction in the expected return on Qualified Plan assets, holding all others factor constant, would have decreased pension income during fiscal 2006 by approximately $1.3 million.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 17. Pension and Other Benefit Plans – (Continued)

Participant and Company Contributions. Based on the Company’s actuarial assumptions and due to the overfunded status of its Qualified Plan, the Company believes it will not be required to make any contributions to its Qualified Plan for at least the next three years. Contributions to the Excess Plan and to the Supplemental Agreements are made in cash in amounts necessary to provide current benefit payments to those former associates who have retired under the programs and are presently in pay status. It is estimated that Company payments to those former associates will total approximately $2.1 million for the combined Excess Plan and Supplemental Agreements during fiscal 2007

Annual contributions for other postretirement benefits are made in cash in amounts necessary to purchase insurance coverage or directly pay benefits to those who are currently retired and covered under these programs. It is estimated that Company payments during fiscal 2007 will total approximately $0.9 million. As some of the benefits provided to those former associates are provided on a contributory basis, it is further estimated that retiree contributions for coverage will total approximately $0.2 million during fiscal 2007.

Estimated Pension Income for Future Years. Based on an expected return on Qualified Plan assets assumption of 9.0%, a discount rate of 6.0% and various other relevant assumptions, the Company estimates that its pension income for all pension plans combined will approximate $2.5 million for fiscal 2007, $3.7 million for fiscal 2008 and $5.7 million for fiscal 2009. Actual pension income in the future will depend on future investment performance, changes in discount rates and various other factors related to the populations participating in the Company’s pension plans.

Multi-Employer Pension Plans. The Company also contributes to several multi-employer pension plans that provide defined benefits to certain associates whose benefits are subject to collective bargaining. The expenses related to participation in such plans were $24.3 million during fiscal 2006, $22.5 million during fiscal 2005 and $22.8 million during fiscal 2004. Under federal law applicable to multi-employer pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”)) from a multi-employer plan or a plan termination. The Company participates in a number of these multi-employer pension plans, and the potential withdrawal liability as a participant in these plans may be significant. Additionally, in connection with the 1997 sale of the Company’s trucking business to Grocery Haulers, Inc. (“GHI”) and distribution operation to C&S Wholesalers, Inc. (“C&S”), GHI and C&S agreed to continue making contributions to the Local 863 Teamsters Pension Fund (the “Fund”), a multi-employer pension plan. With respect to GHI, the Company agreed that in the event GHI were to withdraw from the Fund, to indemnify GHI under certain circumstances against all liabilities it would have arising from such a withdrawal. The Company also agreed to provide GHI with a letter of credit to secure the potential indemnification obligation. As of February 3, 2007, the Company has caused its bank to issue stand-by letters of credit in favor of GHI, or the Fund, in the aggregate amount of $20 million. Under its agreement with GHI, the Company has agreed to adjust said letters of credit up or down annually to reflect any change in the maximum estimated amount of the Fund withdrawal liability attributable to GHI, provided that any annual increase in said letters of credit will not exceed $5 million; provided further, that in the event of a change in control of the Company (excluding the Yucaipa investment), a failure to provide an annual increase in the letters of credit when due or a material adverse change in its financial condition, the Company would be required to furnish a letter of credit equal to the full amount of the estimated Fund withdrawal liability attributable to GHI, less any outstanding letters of credit in favor of GHI or the Fund. The estimated Fund withdrawal liability attributable to GHI as of August 31, 2006 (the Fund’s last completed fiscal year), according to the Fund actuary, is $51.0 million. With respect to C&S, the Company agreed that in the event C&S were to withdraw from the Fund, to indemnify C&S under certain circumstances against liabilities it would have arising from such a withdrawal; provided, however, that the Company’s indemnification obligation is limited to an amount not to exceed what its Fund withdrawal liability would have been as of August 31, 1997.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 17. Pension and Other Benefit Plans – (Continued)

Savings Plan. The Company sponsors savings plans for certain eligible associates. Contributions under the plans are based on specified percentages of associate contributions. The expenses related to the savings plans were $2.3 million during fiscal 2006, $2.4 million during fiscal 2005 and $2.5 million during fiscal 2004.

Other Postemployment Benefits. The Company also provides its associates postemployment benefits, primarily income continuation and medical, prescription and death benefits to those who become disabled. The measurements include those on short-term as well as those on long-term disability. The obligation for these benefits was determined by application of the provisions of the Company’s short-term and long-term disability plans and includes the age of active claimants, the length of time on disability and the probability of the claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4.75%. At February 3, 2007 and January 28, 2006, the liability for accumulated postemployment benefits was $5.7 million and $6.7 million, respectively, of which $4.9 million and $6.0 million, respectively, was classified in other noncurrent liabilities.

Note 18. Income Taxes

The income tax benefit was comprised of the following (in millions):

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Current
Federal	$(0.2)	$—	$—
State	(2.9)	(2.7)	(3.1)

Subtotal	(3.1)	(2.7)	(3.1)

Deferred
Federal	9.0	23.1	11.2
State	5.2	9.9	5.5
Valuation allowance	(0.5)	(4.7)	(4.3)

Subtotal	13.7	28.3	12.4

Income tax benefit	$10.6	$25.6	$9.3

The income tax benefit differs from the expected federal statutory income tax benefit as follows (in millions):

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Federal income tax benefit at statutory tax rate	$10.1	$23.0	$111.3
State income tax benefit	1.4	4.6	1.4
Goodwill impairment	—	—	(102.8)
Valuation allowance	(0.5)	(4.7)	(4.3)
Other	(0.4)	2.7	3.7

Income tax benefit	$10.6	$25.6	$9.3

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 18. Income Taxes – (Continued)

Deferred income tax assets and liabilities consist of the following (in millions):

	February 3, 2007		January 28, 2006
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$(95.9)	$—	$(113.8)
Merchandise inventory and gross profit	—	(28.7)	—	(28.9)
Prepaid expenses	—	(9.8)	—	(9.6)
Lease capitalization	23.0	—	22.7	—
Net operating loss carryforwards	22.7	—	30.0	—
Self-insured claims liabilities	22.5	—	22.6	—
Alternative minimum tax credits	16.4	—	14.1	—
Deferred income	12.9	—	17.1	—
General business credits	12.8	—	11.0	—
Benefit plans and other postretirement and
postemployment benefits	0.4	—	—	(25.8)
Other	—	(5.3)	—	(5.4)

Subtotal	110.7	(139.7)	117.5	(183.5)
Less: valuation allowance	(3.8)	—	(8.0)	—

Total deferred income tax assets and liabilities	$106.9	$(139.7)	$109.5	$(183.5)

Net deferred income tax liabilities		$(32.8)		$(74.0)

The balance sheet classification of the net deferred income tax assets and liabilities is as follows (in millions):

	February 3, 2007			January 28, 2006
	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets	$1.5	$5.9	$7.4	$—	$—	$—
Liabilities	(0.2)	(40.0)	(40.2)	(11.7)	(62.3)	(74.0)

Total	$1.3	$(34.1)	$(32.8)	$(11.7)	$(62.3)	$(74.0)

The valuation allowance of $3.8 million at February 3, 2007 and $8.0 million at January 28, 2006 relate to state net operating losses that may not be utilized. The net decrease in the valuation allowance of $4.2 million was primarily due to a write off of the deferred income tax asset related to state net operating loss carryforwards. The Company’s general business credits consist of federal and state work incentive credits, which expire in fiscal 2009 through fiscal 2026, some of which are subject to an annual limitation. The federal net operating loss carryforward of $9.8 million expires in fiscal 2025. State loss carryforwards have been recorded for various states in various amounts and expire in fiscal 2007 through fiscal 2026. Income tax payments were $5.1 million during fiscal 2006, $3.2 million during fiscal 2005 and $3.9 million during fiscal 2004.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 18. Income Taxes – (Continued)

In June 2005, the Company experienced an ownership change (see Note 1) as defined under Section 382 of the Internal Revenue Code. As a result, there is a limitation on the use of pre-change net operating loss carryforwards. Management believes this limitation will not have a material impact on the Company’s ability to utilize such pre-change net operating losses. During fiscal 2006, the IRS concluded an examination of the Company’s federal income tax returns for fiscal 2001 through fiscal 2004. The expected outcome of the IRS examination had been provided for in the current taxes payable and adjusted for in the deferred income taxes and income tax reserves in fiscal 2005.

Note 19. Capital Stock

Preferred Stock. As of February 3, 2007 and January 28, 2006, there were 5,000,000 shares of preferred stock authorized of which none are issued or outstanding.

Common Stock. As of February 3, 2007 and January 28, 2006, there were 100,000,000 shares authorized of $0.01 par value common stock. The following table summarizes the change in the number of shares of Common Stock outstanding:

	Common Stock
	Issued	Treasury Stock	Net Outstanding
Balance, January 28, 2006	52,012,553	—	52,012,553
Exercise of stock options	175,200	97,975	273,175
Purchase of treasury stock	—	(97,975)	(97,975)
Vesting of restricted stock units	38,745	—	38,745

Balance, February 3, 2007	52,226,498	—	52,226,498

Shares of Common Stock are subject to dilution from (1) the issuance of new shares of Common Stock, (2) the exercise of Common Stock warrants, (3) the exercise of options to purchase Common Stock issued pursuant to the Employee Plan, the Directors’ Plan and employment agreements, and (4) the vesting of restricted stock units. For further information, see Note 20. During fiscal 2006, 305,617 shares of restricted stock and restricted stock units representing 38,745 shares of Common Stock vested. Upon vesting, 97,975 shares of Common Stock were withheld by the Company to satisfy tax withholding requirements of the recipients; such shares were recorded as treasury stock at a cost of $1.0 million.

Common Stock Warrants. As of February 3, 2007 and January 28, 2006, warrants to purchase 5,294,118 shares of Common Stock at $22.31 per share were outstanding and expire on September 19, 2010. As of February 3, 2007 and January 28, 2006, Series A Warrants to purchase 10,060,000 shares of Common Stock at $8.50 per share were outstanding and expire on June 9, 2008 and Series B Warrants to purchase 15,046,350 shares of Common Stock at $15.00 per share were outstanding and expire on June 9, 2015. The Series A Warrants and Series B Warrants were issued under the Purchase Agreement (see Note 2. Yucaipa Investment).

The Company’s Common Stock and Common Stock Warrants trade on the NASDAQ Global Market (“NASDAQ”) under the ticker symbols “PTMK” and “PTMKW”, respectively.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 20. Stock-Based Compensation Plans

The Employee Plan and the Directors’ Plan authorize the granting of various forms of equity awards, including stock options, restricted stock and restricted stock units aggregating 12,294,118 shares of the Company’s Common Stock, of which 11,514,118 shares are authorized under the Employee Plan and 780,000 shares are authorized under the Directors’ Plan. The Company’s officers and certain key employees are eligible to receive awards under the Employee Plan. The Directors’ Plan is available to members of the Board of Directors who are not employees of the Company and who are “Independent Directors” as such term is used under the rules and listing standards of the NASDAQ. In fiscal 2005, options for 2,000,000 additional shares of Common Stock (the “Additional Options”) and 700,000 restricted shares of Common Stock (“Additional Restricted Stock”) were granted by the Board of Directors outside of the Employee Plan in connection with the hiring of John Standley, Chief Executive Officer, and Kenneth Martindale, President and Chief Marketing and Merchandising Officer. Options granted pursuant to the Directors’ Plan have a term of five years and vest over three years. The Additional Options have a term of ten years and vest over three years. Restricted stock units granted pursuant to the Employee Plan generally vest over three or four years. Restricted stock units granted pursuant to the Directors’ Plan and the Additional Restricted Stock vest over three years. The Company is amortizing the restricted stock and restricted stock unit grants as compensation expense on a straight-line basis over the respective vesting periods. As of February 3, 2007, 7,088,567 options were outstanding, with a weighted-average exercise price of $11.64, a weighted-average contractual life of 6.7 years and an intrinsic value of $19.7 million; 4,456,957 of these options were exercisable, with a weighted-average exercise price of $12.56, a weighted-average contractual life of 5.5 years and an intrinsic value of $5.3 million. There were 5,095,614 shares of Common Stock available for future grant under the Employee Plan and the Directors’ Plan.

Stock Options. The following weighted-average assumptions were used to value the Company’s grants of stock options, which are being recognized as stock-based compensation expense effective with the beginning of fiscal 2006:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Stock options granted	725,580	2,923,417	48,750
Weighted-average fair value of stock options at the date of grant	$5.36	$5.50	$2.77
Risk-free interest rate (a)	5.0%	4.1%	4.6%
Expected life (in years) (b)	6.1	5.9	4.0
Expected volatility (c)	49.8%	52.8%	54.3%
Expected dividend yield (d)	— %	— %	— %

(a)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.
(b)	The expected life of the grants was determined using the simplified method as defined in the SEC’s SAB No. 107.
(c)	The expected volatility is based on a database of traded and quoted options on the Company’s Common Stock.
(d)	The Company does not expect to pay a dividend during the contractual life of the options granted.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 20. Stock-Based Compensation Plans – (Continued)

As of February 3, 2007, options to purchase 2,631,610 shares vest at various dates through fiscal 2010. The change in the number of stock options was as follows:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Outstanding, beginning of fiscal year	6,954,612	5,496,747	5,548,424
Granted during the fiscal year	725,580	2,923,417	48,750
Exercised during the fiscal year	(273,175)	(1,147,400)	—
Canceled, terminated and expired during the fiscal year	(318,450)	(318,152)	(100,427)
Outstanding, end of fiscal year	7,088,567	6,954,612	5,496,747

Weighted-average option exercise price information was as follows:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Outstanding, beginning of fiscal year	$11.79	$11.46	$11.55
Granted during the fiscal year	9.89	10.13	6.86
Exercised during the fiscal year	5.96	5.16	—
Canceled, terminated and expired during the fiscal year	15.59	14.60	14.38
Outstanding, end of fiscal year	11.64	11.79	11.46
Exercisable, end of fiscal year	12.56	12.95	12.83

The Company received proceeds of $1.6 million from the exercise of stock options during fiscal 2006 with an intrinsic value of $1.4 million. As of February 3, 2007, there was $16.0 million of unrecognized compensation cost related to non-vested options, which will be recognized over a weighted-average period of 2.2 years. As of February 3, 2007, the Company had 2,631,610 unvested options outstanding with a weighted-average fair value of $5.47 per share. During fiscal 2006, 946,887 options, with an intrinsic value of $1.0 million vested. The Company’s policy related to the issuance of shares to cover the exercise of options is to first utilize treasury stock, when available, and then issue shares from currently authorized stock.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 20. Stock-Based Compensation Plans – (Continued)

Stock option grants outstanding as of February 3, 2007 and related weighted-average price and remaining contractual life information were as follows:

Option Grant Date	Number of Options Outstanding	Average Exercise Price	Remaining Contractual Life (Years)	Number of Options Exercisable
10/25/00	1,350,965	$13.94	3.7	1,350,965
03/29/01	480,000	17.25	4.2	480,000
10/04/01	398,545	22.35	4.7	398,545
06/13/02	10,000	18.50	0.4	10,000
09/12/02	507,670	11.70	5.6	507,670
10/22/02	400,000	4.75	5.7	400,000
10/28/02	123,000	4.65	5.8	123,000
06/13/03	5,000	7.36	1.4	5,000
09/25/03	214,890	7.25	6.7	214,890
06/11/04	20,000	6.76	2.4	20,000
06/09/05	158,500	8.60	8.3	49,184
08/15/05	5,250	10.44	8.5	1,312
08/29/05	1,500,000	10.39	8.6	500,000
11/30/05	89,167	10.47	3.8	29,724
12/22/05	600,000	10.13	8.9	200,000
01/01/06	500,000	9.99	8.9	166,667
04/04/06	80,000	10.03	9.2	—
05/01/06	42,000	10.35	9.2	—
05/15/06	542,360	9.94	9.3	—
06/08/06	35,000	8.86	9.3	—
07/10/06	8,740	9.04	9.4	—
07/24/06	8,740	8.25	9.5	—
09/05/06	8,740	9.82	9.6	—

Total	7,088,567	$11.64	6.7	4,456,957

Options, which are designed as incentive stock options under the Employee Plan, may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options, which are not intended to qualify as incentive stock options, may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions. The options granted under the Employee Plan and the Directors’ Plan expire ten years and five years after the date of grant, respectively, unless terminated earlier by the Company’s Board of Directors. The right to exercise the options granted vests in annual increments over four years under the Employee Plan and over three years under the Directors’ Plan from the date of the grant. Upon the closing of the transaction described in Note 2 hereof, all such options granted prior to June 9, 2005 vested. The Additional Options expire ten years after the date of grant, unless terminated earlier and the right to exercise the Additional Options vests in annual increments over three years from the date of grant.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 20. Stock-Based Compensation Plans – (Continued)

Restricted Stock and Restricted Stock Units. During fiscal 2006, restricted stock units representing 419,199 shares of Common Stock were granted pursuant to the Employee Plan and restricted stock units representing 25,200 shares of Common Stock were granted pursuant to the Directors’ Plan. The aggregate value of the restricted stock units granted of $4.1 million is being amortized as compensation expense over the respective vesting periods.

The change in the number of restricted stock units was as follows:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Outstanding, beginning of fiscal year	906,320	—
Granted during the fiscal year	444,399	973,202
Vested during the fiscal year	(305,617)	(52,350)
Forfeited during the fiscal year	(32,692)	(14,532)

Outstanding, end of fiscal year	1,012,410	906,320

In accordance with the Merger Agreement (as defined in Note 24), prior to the effective date of the Merger, all outstanding options to purchase Common Stock granted pursuant to a stock plan (“Options”) will become vested and become exercisable. At the effective date of the Merger, each of the in-the-money Options granted on or after June 9, 2005 (a “Post-Amendment Option”) will be cancelled in exchange for the right to receive an amount in cash equal to the excess of the closing price of the Common Stock on the day before the closing (the “Closing Price”) over the per share exercise price of such Post-Amendment Option (net of applicable withholding taxes). Out-of-the-money Post-Amendment Options will be cancelled without consideration. The Company has agreed to use commercially reasonable efforts to obtain the consent of the holders of each option granted prior to June 9, 2005 (a “Pre-Amendment Option”) to the treatment set forth above with respect to the Post-Amendment Options. To the extent that such consent is not obtained, at the effective date the Pre-Amendment Options will be converted into stock options to acquire A&P Common Stock (as defined in Note 24), based on an exchange ratio equal to the Closing Price divided by $27.00. At the effective date of the Merger, each outstanding share of restricted Common Stock and each outstanding restricted stock unit relating to the Common Stock will become vested and automatically converted into a right to receive a single lump-sum cash payment based upon the Closing Price.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 21. Condensed Consolidating Financial Information

The following represents the consolidating financial information of Pathmark and its 100% owned guarantor and non-guarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including Pathmark’s distribution and gift card subsidiaries, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The non-guarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of these entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 53 Weeks Ended February 3, 2007
Sales	$4,058.0	$2,381.4	$—	$(2,381.4)	$4,058.0
Cost of goods sold	(2,875.2)	(2,381.4)	—	2,381.4	(2,875.2)

Gross profit	1,182.8	—	—	—	1,182.8
Selling, general and administrative expenses	(1,069.2)	10.1 (a)	2.3	—	(1,056.8)
Depreciation and amortization	(85.4)	(5.6)	(1.6)	—	(92.6)

Operating earnings	28.2	4.5	0.7	—	33.4
Interest expense, net	(61.7)	(0.6)	—	—	(62.3)
Equity in earnings of subsidiaries	4.6	—	—	(4.6)	—

Earnings (loss) before income taxes	(28.9)	3.9	0.7	(4.6)	(28.9)
Income tax benefit	10.6	—	—	—	10.6

Net earnings (loss)	$(18.3)	$3.9	$0.7	$(4.6)	$(18.3)

For the 52 Weeks Ended January 28, 2006
Sales	$3,977.0	$2,371.7	$—	$(2,371.7)	$3,977.0
Cost of goods sold	(2,846.3)	(2,371.7)	—	2,371.7	(2,846.3)

Gross profit	1,130.7	—	—	—	1,130.7
Selling, general and administrative expenses	(1,051.2)	6.6	3.7	—	(1,040.9)
Depreciation and amortization	(83.8)	(5.6)	(1.4)	—	(90.8)

Operating earnings (loss)	(4.3)	1.0	2.3	—	(1.0)
Interest expense, net	(60.6)	(0.7)	(3.4) (b )	—	(64.7)
Equity in loss of subsidiaries	(0.8)	—	—	0.8	—

Earnings (loss) before income taxes	(65.7)	0.3	(1.1)	0.8	(65.7)
Income tax benefit	25.6	—	—	—	25.6

Net earnings (loss)	$(40.1)	$0.3	$(1.1)	$0.8	$(40.1)

(a)	Includes Gift Card breakage income of $3.5 million.
(b)	Includes mortgage debt extinguishment of $2.8 million.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 21. Condensed Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations (Continued):
For the 52 Weeks Ended January 29, 2005
Sales	$3,978.5	$2,355.3	$—	$(2,355.3)	$3,978.5

Cost of goods sold	(2,846.1)	(2,355.3)	—	2,355.3	(2,846.1)

Gross profit	1,132.4	—	—	—	1,132.4

Selling, general and administrative expenses	(995.8)	7.2	3.7	—	(984.9)

Depreciation and amortization	(82.0)	(6.1)	(1.3)	—	(89.4)

Impairment of goodwill and long-lived assets	(309.0)	—	—	—	(309.0)

Operating earnings (loss)	(254.4)	1.1	2.4	—	(250.9)

Interest expense, net	(64.5)	(0.8)	(1.7)	—	(67.0)

Equity in earnings of subsidiaries	1.0	—	—	(1.0)	—

Earnings (loss) before income taxes	(317.9)	0.3	0.7	(1.0)	(317.9)

Income tax benefit	9.3	—	—	—	9.3

Net earnings (loss)	$(308.6)	$0.3	$0.7	$(1.0)	$(308.6)

Consolidating Balance Sheets:

As of February 3, 2007

Merchandise inventories	$159.7	$20.6	$—	$—	$180.3

Other current assets	149.2	4.4	0.3	(1.3)	152.6

Total current assets	308.9	25.0	0.3	(1.3)	332.9

Property and equipment, net	450.0	56.2	29.5	—	535.7

Goodwill	144.7	—	—	—	144.7

Investment in subsidiaries	86.8	—	—	(86.8)	—

Other noncurrent assets (a)	119.7	—	—	—	119.7

Total assets	$1,110.1	$81.2	$29.8	$(88.1)	$1,133.0

Accounts payable	$69.1	$9.1	$—	$—	$78.2

Other current liabilities	168.1	5.6	1.6	(1.3)	174.0

Total current liabilities	237.2	14.7	1.6	(1.3)	252.2

Long-term debt	423.1	—	—	—	423.1

Long-term capital lease obligations	150.8	7.6	—	—	158.4

Other noncurrent liabilities (a)	170.6	0.3	—	—	170.9

Total liabilities	981.7	22.6	1.6	(1.3)	1,004.6

Stockholders’ equity (a)	128.4	58.6	28.2	(86.8)	128.4

Total liabilities and stockholders’ equity	$1,110.1	$81.2	$29.8	$(88.1)	$1,133.0

(a)	In September 2006, the FASB issued SFAS No. 158. Refer to Notes 1 and 17 for information related to the impact of SFAS No. 158.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 21. Condensed Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets (Continued):
As of January 28, 2006
Merchandise inventories	$157.8	$22.8	$—	$—	$180.6

Other current assets	188.2	3.5	0.3	—	192.0

Total current assets	346.0	26.3	0.3	—	372.6

Property and equipment, net	465.0	58.7	28.6	—	552.3

Goodwill	144.7	—	—	—	144.7

Investment in subsidiaries	82.7	—	—	(82.7)	—

Other noncurrent assets	185.0	—	—	—	185.0

Total assets	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Accounts payable	$98.4	$1.8	$—	$—	$100.2
Other current liabilities	178.9	1.4	—	—	180.3

Total current liabilities	277.3	3.2	—	—	280.5
Long-term debt	423.8	—	—	—	423.8
Long-term capital lease obligations	160.3	8.2	—	—	168.5
Other noncurrent liabilities	190.7	19.8	—	—	210.5

Total liabilities	1,052.1	31.2	—	—	1,083.3
Stockholders’ equity	171.3	53.8	28.9	(82.7)	171.3

Total liabilities and stockholders’ equity	$1,223.4	$85.0	$28.9	$(82.7)	$1,254.6

Consolidating Cash Flow Statements:
53 Weeks Ended February 3, 2007
Operating Activities
Cash provided by operating activities	$2.5	$0.4	$4.0	$—	$6.9

Investing Activities
Capital expenditures, including technology investments	(66.8)	(0.8)	(2.4)	—	(70.0)
Sale of marketable securities	4.0	—	—	—	4.0
Intercompany investment transactions	(6.1)	6.1	—	—	—

Cash provided by (used for) investing activities	(68.9)	5.3	(2.4)	—	(66.0)

Financing Activities
Borrowings under the working capital facility, net	22.7	—	—	—	22.7
Repayments of capital lease obligations	(9.3)	(0.5)	—	—	(9.8)
Borrowings under other debt	3.4	—	—	—	3.4
Repayments of other debt	(3.3)	—	—	—	(3.3)
Proceeds from exercise of stock options	1.6	—	—	—	1.6
Purchase of treasury stock	(1.0)	—	—	—	(1.0)
Tax benefit related to stock-based compensation	0.4	—	—	—	0.4
Deferred financing costs	(0.2)	—	—	—	(0.2)
Intercompany debt transactions	6.1	(6.1)	—	—	—
Intercompany equity transactions	0.5	0.9	(1.4)	—	—

Cash provided by (used for) financing activities	20.9	(5.7)	(1.4)	—	13.8

Increase (decrease) in cash and cash equivalents	(45.5)	—	0.2	—	(45.3)

Cash and cash equivalents at beginning at period	73.4	—	—	—	73.4

Cash and cash equivalents at end of period	$27.9	$—	$0.2	$—	$28.1

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 21. Condensed Consolidating Financial Information – (Continued)
	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
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

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 22. Commitments and Contingencies

Outsourcing Agreements. In February 2005, the Company entered into a seven-year extension of an existing outsourcing agreement with International Business Machines Corporation (“IBM”), expiring in January 2012, to continue to provide a wide range of information systems services, which commenced in 1991. Under the agreement, IBM provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate this agreement upon 90 days notice with a payment of a specified termination charge.

The Company has a 15-year supply agreement with C&S, expiring in January 2013, pursuant to which C&S supplies substantially all of the Company’s grocery, frozen and perishable merchandise requirements. Under this arrangement with C&S, the Company negotiates prices, discounts and promotions directly with vendors and pays C&S an agreed upon rate per case. During fiscal 2006, the products supplied from C&S accounted for over 60% of the Company’s supermarket inventory purchases. This agreement may be terminated for cause or certain events of bankruptcy by either party.

The Company also has an agreement with GHI, expiring in January 2014, to provide trucking services for the Company. The Company may terminate the agreement with a payment of a specified termination charge.

Contingencies. On March 6, 2007, Chris Larson, a stockholder in the Company, filed in the Superior Court of New Jersey, Law Division, Middlesex County a purported class action complaint (the "Larson Complaint") against the Company and its directors (the "Individual Defendants"; the Company and the Individual Defendants hereinafter collectively referred to as the "Defendants"). The Larson Complaint asserts on behalf of a purported class of the Company’s stockholders’ claims against the Defendants for alleged self-dealing and breach of fiduciary duties in connection with a proposed acquisition of the Company (the "proposed Acquisition") by The Great Atlantic & Pacific Tea Company, Inc. ("A&P" - refer to Note 24). The Larson Complaint seeks (a) an injunction of the proposed Acquisition unless and until the Company adopts and implements certain procedures to obtain the highest possible price for its stockholders; (b) imposition of a constructive trust, in favor of plaintiffs, upon any benefits received by Defendants as a result of their alleged wrongful conduct; and (c) recovery of attorneys' fees, costs and disbursements. Defendants have not filed answers, or otherwise responded, to the Larson Complaint as of this date.

In a related action, on March 12, 2007, Sarah Kleinmann, a stockholder in the Company, also filed in the Superior Court of New Jersey, Law Division, Middlesex County a purported class action complaint (the "Kleinmann Complaint") against the Defendants, as defined in the above paragraph, and A&P. The Kleinmann Complaint asserts similar claims and seeks the same relief as the Larson Complaint. Defendants have not filed answers, or otherwise responded, to the Kleinmann Complaint as of this date.

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

Guarantees. In the normal course of business, the Company has assigned to third parties various leases related to former businesses that the Company sold as well as former operating Pathmark supermarkets (the “Assigned Leases”). When the Assigned Leases were assigned, the Company generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, the Company could be required to assume the lease obligation. As of February 3, 2007, the Company has a liability on its consolidated balance sheet of $2.4 million, which represents certain guarantees attributable to the Company’s secondary liability in connection with two Assigned

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 22. Commitments and Contingencies – (Continued)

Leases. The Company’s records indicate that an additional 58 Assigned Leases may still be in effect; however, the Company is unable to determine if such Assigned Leases are still actually in effect or have been terminated by the assignees or their successors. Assuming that each Assigned Lease is still in effect and that each respective assignee became unable to continue to make payments under an Assigned Lease, an event the Company believes to be remote, management estimates its maximum potential obligation with respect to these Assigned Leases to be approximately $99 million, which could be partially or totally offset by reassigning or subletting such leases. Additionally, the Company is a party to a variety of contracts under which it may be obligated to indemnify the other party for certain matters. These contracts primarily relate to the Company’s commercial contracts, leases, financial agreements and various other agreements. Under these contracts, the Company may provide routine indemnification relating to representations and warranties, or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, the Company has not made a significant payment for these indemnifications. For further information in regard to the Company’s indemnification obligations with respect to contingent withdrawal liabilities (as defined by ERISA) see Note 17.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 23. Quarterly Financial Data (Unaudited)
	13 Weeks Ended April 29, 2006	13 Weeks Ended July 29, 2006	13 Weeks Ended October 28, 2006	14 Weeks Ended February 3, 2007	53 Weeks Ended February 3, 2007
	(in millions, except per share amounts)
Fiscal 2006
Sales	$998.5	$1,002.9	$978.1	$1,078.5	$4,058.0
Cost of goods sold	(709.0)	(718.0)	(690.8)	(757.4)	(2,875.2)

Gross profit	289.5	284.9	287.3	321.1	1,182.8
Selling, general and administrative expenses (a)	(259.8)	(261.1)	(259.5)	(276.4)	(1,056.8)
Depreciation and amortization	(23.0)	(23.1)	(23.0)	(23.5)	(92.6)

Operating earnings	6.7	0.7	4.8	21.2	33.4
Interest expense, net	(15.5)	(15.4)	(15.0)	(16.4)	(62.3)

Earnings (loss) before income taxes	(8.8)	(14.7)	(10.2)	4.8	(28.9)
Income tax benefit (provision)	3.4	5.9	4.4	(3.1)	10.6

Net earnings (loss)	$(5.4)	$(8.8)	$(5.8)	$1.7	$(18.3)

Net earnings (loss) per share – basic and diluted	$(0.10)	$(0.17)	$(0.11)	$0.03	$(0.35)

	13 Weeks Ended April 30, 2005	13 Weeks Ended July 30, 2005	13 Weeks Ended October 29, 2005	13 Weeks Ended January 28, 2006	52 Weeks Ended January 28, 2006
	(in millions, except per share amounts)
Fiscal 2005
Sales	$1,002.5	$1,000.7	$980.5	$993.3	$3,977.0
Cost of goods sold	(717.5)	(714.8)	(707.3)	(706.7)	(2,846.3)

Gross profit	285.0	285.9	273.2	286.6	1,130.7
Selling, general and administrative expenses (b)	(250.9)	(254.9)	(264.1)	(271.0)	(1,040.9)
Depreciation and amortization	(22.2)	(22.3)	(22.5)	(23.8)	(90.8)

Operating earnings (loss)	11.9	8.7	(13.4)	(8.2)	(1.0)
Interest expense, net (c)	(16.3)	(18.2)	(15.0)	(15.2)	(64.7)

Loss before income taxes	(4.4)	(9.5)	(28.4)	(23.4)	(65.7)
Income tax benefit	2.3	4.4	10.1	8.8	25.6

Net loss	$(2.1)	$(5.1)	$(18.3)	$(14.6)	$(40.1)

Net loss per share – basic and diluted (d)	$(0.07)	$(0.12)	$(0.36)	$(0.28)	$(0.92)

(a)	The quarterly financial data for the 13 weeks ended April 29, 2006, July 29, 2006 and October 28, 2006 and for the 14 weeks ended February 3, 2007 included charges of $2.1 million, $2.4 million, $2.5 million and $2.7 million, respectively, related to stock-based compensation. The quarterly financial data for the 13 weeks ended July 29, 2006 included breakage income of $3.2 million related to Gift Cards. The quarterly financial data for the 14 weeks ended February 3, 2007 included charges of $2.9 million related to the proposed merger with A&P.
(b)	The quarterly financial data for the 13 weeks ended April 30, 2005 and July 30, 2005 included a charge of $0.9 million and $0.2 million, respectively, related to a review of strategic alternatives, which resulted in the Yucaipa investment. The quarterly financial data for the 13 weeks ended October 29, 2005 included a charge of $4.2 million related to a merchandising and store initiative, a charge of $3.6 million related to the store labor buyout initiative, a charge of $1.6 million related to executive separation agreements and a charge of $0.5 million related to stock-based compensation. The quarterly financial data for the 13 weeks ended January 28, 2006 included a charge of $8.4 million related to the corporate headcount reduction program, a charge of $1.0 million related to an executive separation agreement, a charge of $0.7 million related to stock-based compensation, a charge of $0.5 million related to a merchandising and store initiative and is net of a gain of $0.3 million from the sale of assets.
(c)	The quarterly financial data for the 13 weeks ended July 30, 2005 included a charge of $2.8 million related to the early extinguishment of mortgage debt.
(d)	Due to the issuance of Common Stock during fiscal 2005, the sum of the quarterly net losses per share did not equal the annual net loss per share.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 24. Subsequent Event - Merger Agreement

On March 5, 2007, A&P and Pathmark announced that they had entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which A&P will acquire the Company for $1.3 billion in cash, stock and debt assumption or retirement (the “Merger”). Pursuant to the Merger Agreement, each issued and outstanding share of Common Stock will be automatically converted into the right to receive without interest, $9.00 in cash and 0.12963 shares of A&P common stock, par value $1.00 per share (“A&P Common Stock”) at the effective time of the Merger. All outstanding warrants to purchase Common Stock, other than the Yucaipa Warrants, will be assumed by A&P at the effective time of the Merger and converted into the right to acquire upon exercise the Merger consideration. The Yucaipa Warrants will be exchanged at the effective time of the Merger for new warrants to acquire A&P Common Stock pursuant to the terms and conditions set forth in an amended and restated warrant agreement entered into between A&P and Yucaipa (the “Yucaipa Warrant Agreement”) concurrently with the Merger Agreement. Pursuant to the Yucaipa Warrant Agreement, at the effective time of the Merger (i) the Series A Warrants to purchase 10,060,000 shares of Common Stock at an exercise price of $8.50 per share will be exchanged for warrants to purchase 4,657,377.61 shares of A&P Common Stock at an exercise price of $18.36 per share, and (ii) the Series B Warrants to purchase 15,046,350 shares of Common Stock at an exercise price of $15.00 per share will be exchanged for warrants to purchase 6,965,858.19 shares of A&P Common Stock at an exercise price of $32.40 per share. The Merger is subject to customary closing conditions, including, among others, (i) approval of the Merger by our shareholders; (ii) approval of both the issuance of A&P Common Stock in connection with the Merger and the amendment of certain preemptive rights provision contained in A&P’s charter by A&P stockholders, and (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

In connection with the execution of the Merger Agreement, Pathmark entered into a stockholder voting agreement (the “Tengelmann Voting Agreement”) with Tengelmann Warenhandelsgesellschaft KG (“Tengelmann”). As of February 26, 2007, Tengelmann beneficially owned 21,995,371 shares of A&P Common Stock, representing approximately 52.9% of the outstanding A&P Common Stock. Pursuant to the Tengelmann Voting Agreement, Tengelmann has agreed, among other things, to vote such shares in favor of the issuance of A&P Common Stock in connection with the Merger Agreement and the amendment of certain preemptive rights provisions in A&P’s charter, and, subject to certain exceptions, not to dispose of any such shares prior to consummation of the Merger Agreement. The Tengelmann Voting Agreement will terminate if the Merger Agreement is terminated.

In connection with the execution of the Merger Agreement, Yucaipa also entered into a stockholder voting agreement (the “Yucaipa Voting Agreement”) with A&P. As of February 26, 2007, Yucaipa beneficially owned 20,000,100 shares of Common Stock (excluding shares of Common Stock issuable upon the exercise of the Yucaipa warrants), representing approximately 38.3% of the outstanding Common Stock. Pursuant to the Yucaipa Voting Agreement, Yucaipa has agreed, among other things, to vote shares of Common Stock representing up to 33% of the outstanding Common Stock in favor of the Merger Agreement, the Merger and the other transactions contemplated thereby, and, subject to certain exceptions, not to dispose of any of its shares prior to consummation of the Merger. The Yucaipa Voting Agreement will terminate if the Merger Agreement is terminated.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathmark Stores, Inc.

Carteret, New Jersey

We have audited the accompanying consolidated balance sheets of Pathmark Stores, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the 53 week period ended February 3, 2007 and each of the 52 week periods ended January 28, 2006 and January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Pathmark Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their consolidated operations and their consolidated cash flows for the 53 week period ended February 3, 2007 and for each of the 52 week periods ended January 28, 2006 and January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, as revised, effective January 29, 2006, and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106 and 132(R)” effective February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 19, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

April 19, 2007

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

With the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management determined that the Company’s internal control over financial reporting was effective as of February 3, 2007 based on the criteria established in COSO’s Internal Control – Integrated Framework.

The Company’s independent auditor, Deloitte & Touche LLP, a registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. Their report follows.

/s/ John T. Standley	/s/ Frank G. Vitrano
John T. Standley	Frank G. Vitrano
Chief Executive Officer	President and Chief Financial Officer
April 19, 2007	April 19, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathmark Stores, Inc.

Carteret, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pathmark Stores, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2007 of the Company and our report dated April 19, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, as revised, and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106 and 132(R).”

/s/ Deloitte & Touche LLP

New York, New York

April 19, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of February 3, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2007.

There has been no change during the Company’s fiscal quarter ended February 3, 2007 in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report and the Report of Independent Registered Public Accounting firm are incorporated by reference from Item 8 to this Form 10-K.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this item will be included in the registrant’s 2007 Proxy Statement which will be filed with the SEC within 120 days after February 3, 2007, and is incorporated herein by reference, except that information concerning the Executive Officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by this item will be included in the registrant’s 2007 Proxy Statement which will be filed with the SEC within 120 days after February 3, 2007, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item will be included in the registrant’s 2007 Proxy Statement which will be filed with the SEC within 120 days after February 3, 2007, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item will be included in the registrant’s 2007 Proxy Statement which will be filed with the SEC within 120 days after February 3, 2007, and is incorporated herein by reference.

Part IV

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the registrant’s 2007 Proxy Statement which will be filed with the SEC within 120 days after February 3, 2007, and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.
(e)	Exhibits

Incorporated herein by reference is a list of exhibits in the Exhibit Index on pages 71 to 75 of this report.

(f)	Financial Statement Schedules

None required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 19, 2007	Pathmark Stores, Inc.

	By	/s/ Frank G. Vitrano
(Frank G. Vitrano)
President and Chief Financial Officer

	By	/s/ Kevin R. Darrington
(Kevin R. Darrington)
Senior Vice President, Controller
and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. Standley	Director and Chief Executive Officer	April 19, 2007
(John T. Standley)	(Principal Executive Officer)

/s/ Frank G. Vitrano	President and Chief Financial Officer	April 19, 2007
(Frank G. Vitrano)	(Principal Financial Officer)

/s/Kevin R. Darrington	Senior Vice President, Controller and	April 19, 2007
(Kevin R. Darrington)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Michael R. Duckworth	Director *	April 19, 2007
(Michael R. Duckworth)

/s/ Daniel H. Fitzgerald	Director *	April 19, 2007
(Daniel H. Fitzgerald)

/s/ Bruce L. Hartman	Director *	April 19, 2007
(Bruce L. Hartman)

/s/ David R. Jessick	Director *	April 19, 2007
(David R. Jessick)

/s/ Larry R. Katzen	Director *	April 19, 2007
(Larry R. Katzen)

/s/ Gregory Mays	Director *	April 19, 2007
(Gregory Mays)

/s/ Sarah E. Nash	Director	April 19, 2007
(Sarah E. Nash)

/s/ Ira Tochner	Director *	April 19, 2007
(Ira Tochner)

/s/ John J. Zillmer	Director *	April 19, 2007
(John J. Zillmer)

*By:	Marc A. Strassler
(Marc A. Strassler) Attorney-in-Fact

Exhibit Index

Exhibit Number	Document Name

2.1

Agreement and Plan of Merger among the Company, the Great Atlantic & Pacific Tea Company, Inc. and Sand Merger Corp., dated March 4, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2007 (the “March 2007 Form 8-K”)).

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

4.6	Registration Rights Agreement among the Company and certain investors named therein (incorporated by reference from the June 2005 Form 8-K).

10.1	Pension Plan as amended through December 30, 2005 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (the “2005 Annual Report”)).

10.2	Excess Benefit Plan, dated March 9, 1987 (incorporated by reference from the 2005 Annual Report).

10.3	Savings Plan as amended through March 28, 2005 (incorporated by reference from the 2005 Annual Report).

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

10.6	Award Agreement (Stock Option) between the Company and John T. Standley (incorporated by reference from the August 2005 Form 8-K).

10.7	Award Agreement (Restricted Stock) between the Company and John T. Standley (incorporated by reference from the August 2005 Form 8-K).

Exhibit Index – (Continued)

Exhibit Number	Document Name

10.8	Amendment to John T. Standley’s Employment Agreement, dated October 11, 2006 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 26, 2006).

10.9

Amended and Restated Employment Agreement, dated as of November 20, 2002, between the Company and Frank G. Vitrano (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002).

10.10

First Amendment to the Amended and Restated Employment Agreement between the Company and Frank G. Vitrano (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 23, 2005 (the “December 23, 2005 Form 8-K”)).

10.11	Award Agreement (Stock Option) between the Company and Frank G. Vitrano (incorporated by reference from the December 23, 2005 Form 8-K).

10.12	Award Agreement (Restricted Stock) between the Company and Frank G. Vitrano (incorporated by reference from the December 23, 2005 Form 8-K).

10.13

Supplemental Retirement Agreement dated March 1, 2000 between the Company and Frank G. Vitrano (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the “1999 Annual Report”)).

10.14

Amendment Number 1, dated as of March 29, 2004, to the Supplemental Retirement Agreement, dated as of March 1, 2000, between the Company and Frank G. Vitrano (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (the “May 2004 Form 10-Q”)).

10.15

Employment Agreement between the Company and Kenneth Martindale (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 19, 2005 (the December 19, 2005 Form 8-K”)).

10.16	Award Agreement (Stock Option) between the Company and Kenneth Martindale (incorporated by reference from the December 19, 2005 Form 8-K).

10.17	Award Agreement (Restricted Stock) between the Company and Kenneth Martindale (incorporated by reference from the December 19, 2005 Form 8-K).

*10.18	Amendment to Employment Agreement between the Company and Kenneth Martindale dated as of November 28, 2006.

10.19

Employment Agreement between the Company and Robert Joyce, dated as of February 1, 1999 (incorporated by reference from the Solicitation/Recommendation Statement of Holdings on Form 14D-9 filed with the SEC on March 16, 1999).

10.20	Sale and Retention Bonus Agreement, dated as of February 1, 2000, between the Company and Robert Joyce (incorporated be reference from the 1999 Annual Report).

10.21

Side Letter to the Sale and Retention Bonus Agreement, the Stock Award Agreement and the Employment Agreement, dated as of July 1, 2000, between the Company and Robert Joyce (incorporated by reference from the 2000 Registration Statement).

* Filed herewith.

Exhibit Index – (Continued)

Exhibit Number	Document Name

10.22

Supplemental Retirement Agreement, dated as of June 1, 1994, between the Company and Robert Joyce (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the “1994 Annual Report”)).

10.23	Letter Agreement re: Transaction Bonus, between the Company and Robert J. Joyce, dated March 4, 2007 (incorporated by reference from the March 2007 Form 8-K).

*10.24	Employment Agreement, dated as of February 1, 1999, between the Company and Marc Strassler.

*10.25	Sale and Retention Bonus Agreement, dated as of February 1, 2000, between the Company and Marc Strassler.

*10.26	Side Letter to the Sale and Retention Bonus Agreement, the Employment Agreement and Certain Additional Understandings, dated as of July 1, 2000, between the Company and Marc Strassler.

*10.27	Supplemental Retirement Agreement, dated as of June 1, 1994, between the Company and Marc Strassler.

*10.28	Amendment Number 1 to Supplemental Retirement Agreement, dated as of March 25, 1994, between the Company and Marc Strassler.

10.29	Supplemental Retirement Agreement, dated as of March 1, 2000, between the Company and Eileen Scott (incorporated by reference from the 1999 Annual Report).

10.30

Amendment Number 1, dated as of March 29, 2004, to the Supplemental Retirement Agreement, dated as of March 1, 2000, between the Company and Eileen Scott (incorporated by reference from the May 2004 Form 10Q).

10.31	Separation Agreement between the Company and Eileen Scott (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on November 4, 2005).

10.32	Separation Agreement between the Company and Herbert Whitney (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 22, 2005).

10.33	Employment Agreement, dated as of April 1, 2004, between the Company and Mark Kramer (incorporated by reference from the 2005 Annual Report).

10.34	Supplemental Retirement Agreement, dated as of March 25, 2004, between the Company and Mark Kramer (incorporated by reference from the 2005 Annual Report).

10.35

2000 Employee Equity Plan (the “Employee Plan”) as amended and restated as of November 30, 2005 (incorporated by reference from the Company’s Proxy Statement as filed with the SEC on November 2, 2005 (the “2006 Proxy Statement”)).

10.36	Form of Award Agreement (Stock Option) pursuant to the Employee Plan (incorporated by reference from the 2006 Proxy Statement).

* Filed herewith.

Exhibit Index – (Continued)

Exhibit Number	Document Name

10.38	2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”) as amended and restated as of November 30, 2005 (incorporated by reference from the 2006 Proxy Statement).

10.39	Form of Award Agreement (Stock Option) pursuant to the Directors’ Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004).

10.40	2006 Executive Incentive Plan for Executive Officers, effective June 8, 2006 (incorporated by reference from the Company’s Proxy Statement as filed with the SEC on May 8, 2006).

10.41

Credit Agreement, dated as of October 1, 2004, among the Company, Lenders party thereto and Fleet Retail Group, a Bank of America company, as Administrative Agent (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2004).

10.42	First Amendment to the Credit Agreement (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on June 15, 2005.

10.43	Second Amendment to the Credit Agreement (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005).

10.44	Third Amendment to the Credit Agreement, dated December 13, 2005 (incorporated by reference from the 2005 Annual Report).

10.45	Fourth Amendment to the Credit Agreement, dated March 24, 2006 (incorporated by reference from the 2005 Annual Report).

10.46	Fifth Amendment to the Credit Agreement, dated December 15, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 15, 2006).

10.47

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

10.48	Management Services Agreement, dated as of March 23, 2005, by and between the Company and The Yucaipa Companies LLC (incorporated by reference from the March 2005 Form 8-K).

10.49	Amended and Restated Stockholders’ Agreement among the Company and certain investors named therein (incorporated by reference from the December 6, 2005 Form 8-K).

10.50	Retirement Incentive Program – Program Offering from December 9, 2005 to January 23, 2006 (incorporated by reference from the 2005 Annual Report).

10.51	Stockholder Voting Agreement between the Company and Tenglemann Warenhandelsgesellschaft KG, dated March 4, 2007 (incorporated by reference from the March 2007 Form 8-K).

10.52	Deferred Compensation Plan, effective as of August 25, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on September 27, 2006).

Exhibit Index – (Continued)

Exhibit Number	Document Name

*10.53	Employment Agreement, dated as of October 25, 2000, between the Company and John Derderian.

*10.54	Supplemental Retirement Agreement, dated as of March 25, 2004, between the Company and John Derderian.

10.55

Employment Agreement, dated as of May 1, 2006, between the Company and Kevin Darrington (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006).

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