Form 10-K/A
period 2007-02-03
PATHMARK STORES INC
filed 2007-05-11
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)
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

Explanatory Note

This Form 10-K/A constitutes Amendment No. 1 to Pathmark Stores, Inc.‘s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (the “Original Filing”), which was filed with the Securities and Exchange Commission on April 19, 2007. This Form 10-K/A is being filed to correct certain information contained in the table setting forth information related to Securities Authorized for Issuance Under Equity Compensation Plans related to the number of securities to be issued upon exercise and the weighted-average exercise price of outstanding options, warrants and rights in accordance with Item 201(e) of Regulation S-K. This information is contained in Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters. The required certifications are included with this amendment as Exhibits 31.1 and 31.2. Because no financial statements are contained within this Amendment, we are not including certificates pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the matter described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,609,699	$11.94	5,095,614

Equity compensation plans not approved by security holders (2)	2,000,000	$10.29	—

(1)	Comprised of the 2000 Employee Equity Plan and the 2000 Non-Employee Directors' Plan.
(2)	Represents stock options and restricted stock granted by the Board of Directors pursuant to employment contracts with two executive officers.

       Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of Common Stock during the fourth quarter of fiscal 2006.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
November 26 to December 30, 2006 (1)	25,474	$11.04	—	—

(1)	Represents shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of withholding taxes due.

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

(1) The performance graph above is being provided to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Exchange Act and is not being incorporated by reference into any Company filing, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
Exhibit Number	Document Name

31.1	Form of CEO Certification.

31.2	Form of CFO Certification.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007	Pathmark Stores, Inc.

	By	/s/ Frank G. Vitrano
(Frank G. Vitrano)
President and Chief Financial Officer

	By	/s/ Kevin R. Darrington
(Kevin R. Darrington)
Senior Vice President, Controller and Chief Accounting Officer

4