Form 10-Q
period 2007-05-05
PATHMARK STORES INC
filed 2007-06-13
CIK 95585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the fiscal quarter ended May 5, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of June 2, 2007, 52,426,682 shares of Common Stock were outstanding.

Part I. Financial Information

Item 1.	Financial Statements.

Pathmark Stores, Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Sales	$999.0	$998.5
Cost of goods sold	(702.7)	(709.0)

Gross profit	296.3	289.5
Selling, general and administrative expenses	(267.3)	(259.8)
Depreciation and amortization	(23.5)	(23.0)

Operating earnings	5.5	6.7
Interest expense	(15.9)	(15.5)

Loss before income taxes	(10.4)	(8.8)
Income tax benefit	1.9	3.4

Net loss	$(8.5)	$(5.4)

Weighted average number of shares outstanding – basic and diluted	52.3	52.0

Net loss per share – basic and diluted	$(0.16)	$(0.10)

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	(Unaudited) May 5, 2007	February 3, 2007
ASSETS
Current assets
Cash	$31.8	$28.1
Accounts receivable, net	21.3	20.6
Merchandise inventories	193.0	180.3
Due from suppliers	58.6	69.8
Other current assets	34.0	33.5

Total current assets	338.7	332.3
Property and equipment, net	526.2	535.7
Goodwill	144.7	144.7
Other noncurrent assets	119.2	119.7

Total assets	$1,128.8	$1,132.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82.6	$78.2
Current maturities of long-term debt	23.3	25.1
Current portion of capital lease obligations	10.9	11.4
Accrued expenses and other current liabilities	146.0	136.9

Total current liabilities	262.8	251.6
Long-term debt	422.9	423.1
Long-term capital lease obligations	156.6	158.4
Other noncurrent liabilities	168.5	170.9

Total liabilities	1,010.8	1,004.0

Stockholders’ equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.5	0.5
Authorized: 100,000,000 shares; issued: 52,352,043 shares
at May 5, 2007 and 52,226,498 shares at February 3, 2007
Common stock warrants	69.7	69.7
Paid-in capital	758.2	754.3
Accumulated deficit	(670.9)	(656.7)
Accumulated other comprehensive loss	(39.5)	(39.4)
Treasury stock at cost: 687 shares at May 5, 2007 and
zero shares at February 3, 2007	—	—

Total stockholders’ equity	118.0	128.4

Total liabilities and stockholders’ equity	$1,128.8	$1,132.4

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Operating Activities
Net loss	$(8.5)	$(5.4)
Adjustments to reconcile the net loss to cash provided by operating activities:
Depreciation and amortization	23.5	23.0
Amortization of stock-based compensation	2.6	2.1
Amortization of deferred financing costs	0.4	0.4
Deferred income tax benefit	(2.1)	(4.2)
Gain on sale of real estate	(0.6)	—
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	(0.7)	(2.1)
Merchandise inventories	(12.7)	(5.7)
Due from suppliers	11.2	5.2
Other current assets	(0.5)	(4.7)
Noncurrent assets	(1.6)	0.5
Accounts payable	(0.7)	8.9
Accrued expenses and other current liabilities	9.1	(3.5)
Other noncurrent liabilities	(4.6)	(7.5)

Cash provided by operating activities	14.8	7.0

Investing Activities
Capital expenditures	(9.6)	(12.1)
Proceeds from sale of real estate	1.4	—
Sale of marketable securities	—	4.0

Cash used for investing activities	(8.2)	(8.1)

Financing Activities
Repayments of capital lease obligations	(2.3)	(3.2)
Proceeds from exercise of stock options	1.3	0.3
Repayments of other debt, net	(1.1)	(0.9)
Repayments of the working capital facility, net	(0.8)	—
Purchases of treasury stock	(0.3)	(0.3)
Tax benefit related to stock-based compensation	0.3	—
Deferred financing costs	—	(0.2)

Cash used for financing activities	(2.9)	(4.3)

Increase (decrease) in cash and cash equivalents	3.7	(5.4)
Cash and cash equivalents at beginning of period	28.1	73.4

Cash and cash equivalents at end of period	$31.8	$68.0

Supplemental Disclosures of Cash Flow Information
Interest paid	$6.9	$22.2

Income taxes paid	$0.3	$0.1

Non-Cash Investing Activities
Property and equipment accruals	$5.1	$—

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in millions)

	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Closing balance on February 3, 2007	$0.5	$69.7	$754.3	$(656.7)	$(39.4)	$—	$128.4
Adoption of FIN No. 48	—	—	—	(5.7)	—	—	(5.7)

Opening balance on February 4, 2007	0.5	69.7	754.3	(662.4)	(39.4)	—	122.7
Net loss and comprehensive loss	—	—	—	(8.5)	—	—	(8.5)
Stock-based compensation expense	—	—	2.6	—	—	—	2.6
Purchase of treasury stock	—	—	—	—	—	(0.3)	(0.3)
Exercise of stock options	—	—	1.0	—	—	0.3	1.3
SFAS No. 158 adjustment, net of tax	—	—	—	—	(0.1)	—	(0.1)
Tax benefit related to stock-based compensation	—	—	0.3	—	—	—	0.3

Closing balance on May 5, 2007	$0.5	$69.7	$758.2	$(670.9)	$(39.5)	$—	$118.0

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Status of Merger Agreement

As previously disclosed, on March 4, 2007, Pathmark Stores, Inc. (the "Company" or “Pathmark”), entered into a definitive agreement and plan of merger with The Great Atlantic & Pacific Tea Company, Inc. ("A&P") and its subsidiary, pursuant to which A&P will acquire the Company through the merger of its subsidiary with and into the Company (the "Merger"). The Merger is subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Also as previously disclosed, on April 18, 2007, the Company and A&P received a request for additional information (commonly known as a "Second Request") from the Federal Trade Commission (the "FTC") in connection with the Merger. The effect of the Second Request was to extend the waiting period imposed by the HSR Act during which A&P and the Company may not consummate the Merger. On May 15, 2007, A&P and the Company entered into a timing agreement with the FTC pursuant to which A&P and the Company agreed, subject to certain conditions, that they will not (1) certify that they have substantially complied with the Second Request prior to June 30, 2007, or (2) consummate A&P's acquisition of the Company for at least 60 days following the date that A&P and the Company substantially comply with the Second Request. The Company is cooperating with the FTC and is working toward responding to the Second Request.

Note 2. Significant Accounting Policies

Business. The Company operated 141 supermarkets as of May 5, 2007, primarily in the New York-New Jersey and Philadelphia metro areas.

Basis of Presentation. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

Note 3. Stock-Based Compensation

The Company’s 2000 Employee Equity Plan (‘the Employee Plan”) and the 2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”) authorize the granting of various forms of equity awards, including stock options, restricted stock and restricted stock units aggregating 12,294,118 shares of the Company’s common stock (“Common Stock”), of which 11,514,118 shares are authorized under the Employee Plan and 780,000 shares are authorized under the Directors’ Plan. The Company’s officers and certain key employees are eligible to receive awards under the Employee Plan. The Directors’ Plan is available to members of the Board of Directors who are not employees of the Company and who are “Independent Directors” as such term is used under the rules and listing standards of the NASDAQ Global Market. Options for 2,000,000 additional shares of Common Stock (the “Additional Options”) and 700,000 restricted shares of Common Stock (“Additional Restricted Stock”) were granted by the Board of Directors outside of the Employee Plan in connection with the hiring of John Standley, Chief Executive Officer, and Kenneth Martindale, President and Chief Marketing and Merchandising Officer in fiscal 2005. As of May 5, 2007, 6,927,347 options were outstanding, with a weighted-average exercise price of $11.72, a weighted-average contractual life of 6.5 years and an intrinsic value of $21.3 million; 4,326,237 of these options were exercisable, with a weighted-average exercise price of $12.70, a weighted-average contractual life of 5.2 years and an intrinsic value of $7.1 million. There were 5,108,416 shares of Common Stock available for future grants under the Employee Plan and the Directors’ Plan.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 3. Stock-Based Compensation – (Continued)
       Stock Options. There were no stock options granted during the first quarter of fiscal 2007. A summary of stock option activity as of May 5, 2007 was as follows:

	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 3, 2007	7,088,567	$11.64
Exercised during the fiscal period	157,120	8.16
Cancelled, terminated or expired during the fiscal period	4,100	15.19

Outstanding at May 5, 2007	6,927,347	$11.72	6.5	$21.3

Exercisable at May 5, 2007	4,326,237	$12.70	5.2	$7.1

The Company received proceeds of $1.3 million from the exercise of stock options during the first quarter of fiscal 2007 with an intrinsic value of $0.7 million. As of May 5, 2007, there was $14.5 million of unrecognized compensation cost related to non-vested options, which will be recognized over a weighted-average period of 2.4 years. As of May 5, 2007, the Company had 2,601,110 unvested options outstanding with a weighted-average fair value of $10.09 per share. During the first quarter of fiscal 2007, 30,500 options, with an intrinsic value of $0.1 million vested. The Company’s policy related to the issuance of shares to cover the exercise of options is to first utilize treasury stock, when available, and then issue shares from currently authorized stock.

Options, which are designed as incentive stock options under the Employee Plan, may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options, which are not intended to qualify as incentive stock options, may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions. The options granted under the Employee Plan and the Directors’ Plan expire ten years and five years after the date of grant, respectively, unless terminated earlier. The right to exercise the options granted vests in annual increments over three or four years under the Employee Plan and over three years under the Directors’ Plan from the date of the grant. Due to a change-in-control (as defined by the Employee Plan and Directors’ Plan) in fiscal 2005, all options granted prior to June 9, 2005 vested. The Additional Options expire ten years after the date of grant, unless terminated earlier and the right to exercise the Additional Options vests in annual increments over three years from the date of grant.

In accordance with the Merger, prior to the effective date all outstanding options to purchase Common Stock granted pursuant to a stock plan (“Options”) will become vested and become exercisable. At the effective date of the Merger, each of the in-the-money Options granted on or after June 9, 2005 (a “Post-Amendment Option”) will be cancelled in exchange for the right to receive an amount in cash equal to the excess of the closing price of the Common Stock on the day before the closing (the “Closing Price”) over the per share exercise price of such Post-Amendment Option (net of applicable withholding taxes). Out-of-the-money Post-Amendment

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 3. Stock-Based Compensation – (Continued)

Options will be cancelled without consideration. The Company has agreed to use commercially reasonable efforts to obtain the consent of the holders of each option granted prior to June 9, 2005 (a “Pre-Amendment Option”) to the treatment set forth above with respect to in-the-money Post-Amendment Options. To the extent that such consent is not obtained or to the extent the Pre-Amendment Options are not in-the-money, the Pre-Amendment Options will be converted, at the effective date of the Merger, into options to acquire A&P common stock, par value $1.00 per share (“A&P Common Stock), based on an exchange ratio equal to the Closing Price divided by $27.00, on the same terms and conditions as were applicable under such Pre-Amendment Option.

Restricted Stock and Restricted Stock Units. During the first quarter of fiscal 2007, no restricted stock units were granted pursuant to the Employee Plan and the Directors’ Plan. Restricted stock units granted pursuant to the Employee Plan generally vest in equal annual increments over three or four years. Restricted stock units granted pursuant to the Directors’ Plan vest in equal annual increments over three years. Additional Restricted Stock vests in quarterly increments over three years from the date of grant. Grants of restricted stock and restricted stock units are being amortized as compensation expense on a straight-line basis over the respective vesting period. At the effective date of the Merger, each outstanding share of restricted Common Stock and each outstanding restricted stock unit relating to the Common Stock will become vested and automatically converted into a right to receive a single lump-sum cash payment based upon the Closing Price.

Common Stock. The following table summarizes the change in the number of Common Stock outstanding:

	Common Stock
	Issued	Treasury Stock	Issued and Outstanding
Balance on February 3, 2007	52,226,498	—	52,226,498
Exercise of stock options	120,795	22,325	143,120
Purchase of treasury stock	—	(23,012)	(23,012)
Vesting of restricted stock units	4,750	—	4,750

Balance on May 5, 2007	52,352,043	(687)	52,351,356

During the first quarter of fiscal 2007, 66,616 shares of restricted stock and restricted stock units representing 4,750 shares of Common Stock vested; upon vesting, 23,012 shares of Common Stock were withheld by the Company to satisfy tax withholding requirements.

Note 4. Long-Term Debt

Long-term debt is comprised of the following (in millions):

	May 5, 2007	February 3, 2007
Senior subordinated notes	$352.3	$352.4
Term loan	70.0	70.0
Working capital facility	21.9	22.7
Other debt	2.0	3.1

Total debt	446.2	448.2
Less: current maturities and the working capital facility	(23.3)	(25.1)

Long-term debt	$422.9	$423.1

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 5. Interest Expense

Interest expense is comprised of the following (in millions):

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Senior subordinated notes (a)	$7.5	$7.7
Term loan (b)	1.3	1.1
Working capital facility	0.3	0.1
Lease obligations	4.3	4.6
Amortization of deferred financing costs	0.4	0.4
Other	2.1	1.6

Interest expense	$15.9	$15.5

(a)	The Senior Subordinated Notes, due 2012, (the “Senior Subordinated Notes”) bear interest at a fixed rate of 8.75%.
(b)	The weighted-average interest rates in effect on all borrowings under the term loan were 7.1% and 6.5% during the first quarters of fiscal 2007 and fiscal 2006, respectively.
Note 6. Store Labor Buyout

During the first quarter of fiscal 2007, the Company offered a voluntary retirement incentive program to certain of its store associates covered by collective bargaining agreements (the "Store Labor Buyout"), in which 152 store associates accepted the Store Labor Buyout and agreed to retire effective no later than May 5, 2007. The Company recorded a pre-tax charge of $4.2 million in the first quarter of fiscal 2007 for early retirement and benefits-related expenses related to the Store Labor Buyout. The $4.2 million is expected to be the total cost of the Store Labor Buyout and is comprised of (i) $3.5 million of bonus payments, (ii) $0.6 million of medical coverage, and (iii) $0.1 million of other items. The total cost of the Store Labor Buyout is recorded as a component of selling, general and administrative expense for the first quarter of fiscal 2007. Cash payments of $3.4 million were made as of May 5, 2007, with the balance of $0.8 million to be paid over the next 18 months. The Company expects the Store Labor Buyout to produce approximately $5.0 million in annualized payroll and payroll-related pre-tax savings.

Note 7. Benefits

The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

Pension Benefits:

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Service cost	$0.9	$0.9
Interest cost	3.6	3.5
Expected return on plan assets	(6.2)	(5.9)
Amortization of prior service costs	0.1	—
Amortization of losses	1.0	1.1

Net periodic benefit cost reduction	$(0.6)	$(0.4)

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 7. Benefits – (Continued)

Other Postretirement Benefits:

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Service cost	$0.1	$0.2
Interest cost	0.3	0.4
Amortization of prior service costs	(0.5)	(0.3)
Amortization of losses	0.3	0.3

Net periodic benefit cost	$0.2	$0.6

Note 8. Income Taxes

On February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109”. FIN No. 48 provides recognition criteria and a related measurement model for tax positions taken by the Company. In accordance with FIN No. 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefits that is greater than 50% likely of being realized upon settlement.

On February 4, 2007, the total amount of unrecognized tax benefits was $20.5 million, including accrued interest and penalties of $1.2 million. As a result of the implementation of FIN No. 48, the Company recognized a $5.7 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to stockholders’ equity, an increase to the noncurrent tax liability and a reduction to the deferred income tax asset. Included in the $20.5 million balance of unrecognized tax benefits was $7.5 million of tax benefits that, if recognized, will impact the effective tax rate and $4.4 million of tax benefits that, if recognized, will result in a decrease to goodwill. The Company continues to classify interest expense related to unrecognized tax benefits as interest expense, while penalties are classified as a component of income tax expense.

The Company remains subject to examination by federal, state and local tax authorities for tax years 2003, 2004, 2005 and 2006. With a few exceptions, the Company is no longer subject to federal, state or local examinations by tax authorities for the tax years 2002 and prior.  As of May 5, 2007, there have been no material changes to the amount of unrecognized tax benefits. It is reasonably possible that the amount of the Company’s unrecognized tax benefits will change in the next 12 months; however, based on the information available at this time, the Company does not expect any change to have a significant impact on its results of operations, financial position or cash flows.

Note 9. Related-Party Transactions

The Company and The Yucaipa Companies LLC (“Yucaipa”) entered into a Management Services Agreement (the “MSA”) in fiscal 2005. Pursuant to the MSA, Yucaipa provides certain business and financial advice and management services to the Company in connection with the operation of its business. For such services, the Company pays Yucaipa an annual fee of $3.0 million, payable monthly, and reimburses Yucaipa for expenses up to $0.5 million per annum. Michael Duckworth and Ira Tochner, two directors of the Company, are partners in Yucaipa. Effective January 13, 2007, the Company engaged Yucaipa Advisors, LLC (a Yucaipa affiliate) to act as a consultant in connection with the Merger Agreement in accordance with Section 5 of the

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 9. Related-Party Transactions – (Continued)

MSA. In return for such services, the Company will pay Yucaipa Advisors, LLC, upon the consummation of the Merger, a fee equal to 1.0% of the transaction value (as defined in the engagement letter) and reimburse its fees and expenses in connection with the provision of such consulting services (whether or not the Merger is consummated), in each case, subject to certain conditions, including that, so long as the provision of Section 4.07 of the Indenture (as hereafter defined) continues to apply, no amount in excess of $10 million shall be payable to Yucaipa Advisors, LLC.

Michael Duckworth, a current member of the Company’s Board of Directors, is Chairman of the Board and principal executive officer, of Source Interlink Companies, Inc. (“Source Interlink”). Source Interlink provides the Company with front-end racks, which are fixtures used to display merchandise such as batteries, candy and magazines, subject to impulse buying. As of May 5, 2007, there was no balance due to or due from Source Interlink.

Gregory Mays, a current member of the Company’s Board of Directors, is Chairman of the Board of Directors and the interim Chief Executive Officer of Wild Oats Markets, Inc. (“Wild Oats”). Total purchases from Wild Oats (including direct purchases and indirect purchases from the Company’s primary distributor) were $0.7 million during the first quarter of fiscal 2007, all of which was paid as of May 5, 2007.

The Company believes that these transactions have been on terms no less favorable to the Company than if they had been entered into with disinterested parties.

Note 10. Commitments and Contingencies

Contingencies. On March 6, 2007, Chris Larson, a stockholder in the Company, filed in the Superior Court of New Jersey, Law Division, Middlesex County a purported class action complaint (the "Larson Complaint") against the Company and its directors (the "Individual Defendants"; the Company and the Individual Defendants hereinafter collectively referred to as the "Defendants"). The Larson Complaint asserts on behalf of a purported class of the Company’s stockholders claims against the Defendants for alleged self-dealing and breach of fiduciary duties in connection with a proposed acquisition of the Company (the "Proposed Acquisition") by A&P (see Note 1). The Larson Complaint seeks (a) an injunction of the Proposed Acquisition unless and until the Company adopts and implements certain procedures to obtain the highest possible price for its stockholders; (b) imposition of a constructive trust, in favor of plaintiffs, upon any benefits received by the Defendants as a result of their alleged wrongful conduct; and (c) recovery of attorneys' fees, costs and disbursements. Defendants have not filed answers, or otherwise responded, to the Larson Complaint as of this date.

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

The Company is subject to claims and suits in the ordinary cause of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows. The Company has taken certain tax positions, which may be challenged, and has reserved for such tax positions in noncurrent liabilities as payment, if any, is not expected within one year. While the ultimate resolution of these positions cannot be determined with any degree of certainty, management believes that the aggregate contingencies, if any, when compared to the amounts reserved, will not have a material effect on the Company’s consolidated financial statements.

Commitments and Guarantees. Note 22 to the Company’s consolidated financial statements under the captions “Outsourcing Agreements” and “Guarantees” in its Annual Report on Form 10-K for the fiscal year ended February 3, 2007 provides information on commitments with respect to the Company’s outsourcing agreements and contingent liabilities with respect to leases assigned to third parties related to former businesses sold by the Company as well as former operating Pathmark supermarkets.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 11. Subsequent Event

On June 12, 2007, based on an analysis performed in the second quarter of fiscal 2007, the Company notified one of its unions of its intention to withdraw from the applicable multi-employer pension plan to which the Company contributes, subject to the consent of the union, which the Company believes is probable. Accordingly, the Company expects to record a withdrawal liability in a range of approximately $5 million to $7 million (pre tax) in the second quarter of fiscal 2007, which will be settled by making annual payments of $0.6 million until the withdrawal liability is satisfied.

Note 12. Condensed Consolidating Financial Information

The following represents the condensed consolidating financial information of Pathmark and its 100% owned guarantor and non-guarantor subsidiaries. The guarantor subsidiaries are comprised of six 100% owned entities, including the Company’s distribution and gift card subsidiaries, and guarantee on a full and unconditional and joint and several basis, the Senior Subordinated Notes. The non-guarantor subsidiaries are comprised of four 100% owned single-purpose entities. Each of those entities owns the real estate on which a supermarket leased to Pathmark is located.

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended May 5, 2007
Sales	$999.0	$565.5	$—	$(565.5)	$999.0
Cost of goods sold	(702.7)	(565.5)	—	565.5	(702.7)

Gross profit	296.3	—	—	—	296.3
Selling, general and administrative expenses	(270.0)	2.2	0.5	—	(267.3)
Depreciation and amortization	(21.8)	(1.4)	(0.3)	—	(23.5)

Operating earnings	4.5	0.8	0.2	—	5.5
Interest expense	(15.7)	(0.2)	—	—	(15.9)
Equity in earnings of subsidiaries	0.8	—	—	(0.8)	—

Earnings (loss) before income taxes	(10.4)	0.6	0.2	(0.8)	(10.4)
Income tax benefit	1.9	—	—	—	1.9

Net earnings (loss)	$(8.5)	$0.6	$0.2	$(0.8)	$(8.5)

For the 13 Weeks Ended April 29, 2006
Sales	$998.5	$599.5	$—	$(599.5)	$998.5
Cost of goods sold	(709.0)	(599.5)	—	599.5	(709.0)

Gross profit	289.5	—	—	—	289.5
Selling, general and administrative expenses	(262.3)	1.6	0.9	—	(259.8)
Depreciation and amortization	(21.3)	(1.3)	(0.4)	—	(23.0)

Operating earnings	5.9	0.3	0.5	—	6.7
Interest expense	(15.3)	(0.2)	—	—	(15.5)
Equity in earnings of subsidiaries	0.6	—	—	(0.6)	—

Earnings (loss) before income taxes	(8.8)	0.1	0.5	(0.6)	(8.8)
Income tax benefit	3.4	—	—	—	3.4

Net earnings (loss)	$(5.4)	$0.1	$0.5	$(0.6)	$(5.4)

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 12. Condensed Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of May 5, 2007
Merchandise inventories	$170.3	$22.7	$—	$—	$193.0
Other current assets	141.1	5.3	0.6	(1.3)	145.7

Total current assets	311.4	28.0	0.6	(1.3)	338.7
Property and equipment, net	442.1	54.9	29.2	—	526.2
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	87.9	—	—	(87.9)	—
Other noncurrent assets	119.2	—	—	—	119.2

Total assets	$1,105.3	$82.9	$29.8	$(89.2)	$1,128.8

Accounts payable	$72.1	$10.5	$—	$—	$82.6
Other current liabilities	175.3	4.8	1.4	(1.3)	180.2

Total current liabilities	247.4	15.3	1.4	(1.3)	262.8
Long-term debt	422.9	—	—	—	422.9
Long-term capital lease obligations	149.0	7.6	—	—	156.6
Other noncurrent liabilities	168.0	0.5	—	—	168.5

Total liabilities	987.3	23.4	1.4	(1.3)	1,010.8
Stockholders’ equity	118.0	59.5	28.4	(87.9)	118.0

Total liabilities and stockholders’ equity	$1,105.3	$82.9	$29.8	$(89.2)	$1,128.8

As of February 3, 2007
Merchandise inventories	$159.7	$20.6	$—	$—	$180.3
Other current assets	148.6	4.4	0.3	(1.3)	152.0

Total current assets	308.3	25.0	0.3	(1.3)	332.3
Property and equipment, net	450.0	56.2	29.5	—	535.7
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	86.8	—	—	(86.8)	—
Other noncurrent assets	119.7	—	—	—	119.7

Total assets	$1,109.5	$81.2	$29.8	$(88.1)	$1,132.4

Accounts payable	$69.1	$9.1	$—	$—	$78.2
Other current liabilities	167.5	5.6	1.6	(1.3)	173.4

Total current liabilities	236.6	14.7	1.6	(1.3)	251.6
Long-term debt	423.1	—	—	—	423.1
Long-term capital lease obligations	150.8	7.6	—	—	158.4
Other noncurrent liabilities	170.6	0.3	—	—	170.9

Total liabilities	981.1	22.6	1.6	(1.3)	1,004.0
Stockholders’ equity	128.4	58.6	28.2	(86.8)	128.4

Total liabilities and stockholders’ equity	$1,109.5	$81.2	$29.8	$(88.1)	$1,132.4

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 12. Condensed Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 13 Weeks Ended May 5, 2007
Operating Activities
Cash provided by operating activities	$14.2	$0.3	$0.3	$—	$14.8

Investing Activities
Capital expenditures	(9.3)	(0.3)	—	—	(9.6)
Proceeds from sale of real estate	1.4	—	—	—	1.4

Cash used for investing activities	(7.9)	(0.3)	—	—	(8.2)

Financing Activities
Repayments of capital lease obligations	(2.0)	(0.3)	—	—	(2.3)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Repayments of other debt, net	(1.1)	—	—	—	(1.1)
Repayments of the working capital facility, net	(0.8)	—	—	—	(0.8)
Purchases of treasury stock	(0.3)	—	—	—	(0.3)
Tax benefit related to stock-based compensation	0.3	—	—	—	0.3
Intercompany equity transactions	(0.3)	0.3	—	—	—

Cash provided by (used for) financing activities	(2.9)	—	—	—	(2.9)

Increase in cash	3.4	—	0.3	—	3.7
Cash at beginning of period	27.9	—	0.2	—	28.1

Cash at end of period	$31.3	$—	$0.5	$—	$31.8

For the 13 Weeks Ended April 29, 2006
Operating Activities
Cash provided by operating activities	$6.0	$0.1	$0.9	$—	$7.0

Investing Activities
Capital expenditures	(9.9)	(0.2)	(2.0)	—	(12.1)
Sale of marketable securities	4.0	—	—	—	4.0

Cash used for investing activities	(5.9)	(0.2)	(2.0)	—	(8.1)

Financing Activities
Repayments of capital lease obligations	(3.0)	(0.2)	—	—	(3.2)
Repayments of other debt	(0.9)	—	—	—	(0.9)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Purchase of treasury stock	(0.3)	—	—	—	(0.3)
Deferred financing costs	(0.2)	—	—	—	(0.2)
Intercompany equity transactions	(1.4)	0.3	1.1	—	—

Cash provided by (used for) financing activities	(5.5)	0.1	1.1	—	(4.3)

Decrease in cash and cash equivalents	(5.4)	—	—	—	(5.4)
Cash and cash equivalents at beginning of period	73.3	—	0.1	—	73.4

Cash and cash equivalents at end of period	$67.9	$—	$0.1	$—	$68.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended
	May 5, 2007		April 29, 2006
	Amount	%	Amount	%
Sales	$990.0	100.0%	$998.5	100.0%

Gross profit	$296.3	29.7%	$289.5	29.0%
Selling, general and administrative expenses	(267.3)	(26.8)	(259.8)	(26.0)
Depreciation and amortization	(23.5)	(2.4)	(23.0)	(2.3)

Operating earnings	5.5	0.5	6.7	0.7
Interest expense	(15.9)	(1.5)	(15.5)	(1.6)

Loss before income taxes	(10.4)	(1.0)	(8.8)	(0.9)
Income tax benefit	1.9	0.2	3.4	0.4

Net loss	$(8.5)	(0.8)%	$(5.4)	(0.5)%

Sales. Sales in the first quarter of fiscal 2007 were $999.0 million, an increase of 0.1% from $998.5 million in the first quarter of fiscal 2006. Same-store sales (stores open the entire first quarter in both fiscal 2007 and fiscal 2006, including replacement stores; based on a comparable calendar-week basis) decreased by 0.3%. We operated 141 stores at the end of the first quarters of fiscal 2007 and of fiscal 2006.

Gross Profit. Gross profit represents the difference between sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the first quarter of fiscal 2007 was $296.3 million or 29.7% of sales compared to $289.5 million or 29.0% of sales in the first quarter of fiscal 2006. The increase in gross profit of $6.8 million and in the gross profit percent of 0.7% in the first quarter of fiscal 2007 was primarily due to the favorable resolution of a vendor dispute, resulting in the reversal of a $3.2 million charge accrued in the fourth quarter of fiscal 2006, as well as improved departmental mix and lower product costs, primarily in the frozen foods and meat departments, partially offset by higher inventory shrink.

Selling, General and Administrative Expenses (“SG&A”). SG&A in the first quarter of fiscal 2007 was $267.3 million or 26.8% of sales compared to $259.8 million or 26.0% of sales in the first quarter of fiscal 2006. The increase in SG&A of $7.5 million in the first quarter of fiscal 2007 included a $5.2 million charge related to the Merger and a $4.2 million charge related to the Store Labor Buyout, a $2.6 million charge related to stock-based compensation and higher utility expenses of $0.9 million, partially offset by lower advertising expenses of $1.3 million, lower supply expenses of $1.0 million and a gain of $0.6 million on the sale of real estate, which is a normal part of our ongoing operations. SG&A in the first quarter of fiscal 2006 included a $2.1 million charge related to stock-based compensation.

Depreciation and Amortization. Depreciation and amortization in the first quarter of fiscal 2007 were $23.5 million compared to $23.0 million in the first quarter of fiscal 2006. The increase in depreciation and amortization was primarily due to capital expenditures made as part of our store renovation program.

Operating Earnings. Operating earnings in the first quarter of fiscal 2007 was $5.5 million compared to $6.7 million in the first quarter of fiscal 2006. The decrease in operating earnings was primarily due to higher SG&A, partially offset by higher gross profit.

Interest Expense. Interest expense was $15.9 million in the first quarter of fiscal 2007 compared to $15.5 million in the first quarter of fiscal 2006. The increase in interest expense was primarily due to higher interest rates.

       Income Tax Benefit. The income tax benefit was $1.9 million in the first quarter of fiscal 2007 compared to $3.4 million in the first quarter of fiscal 2006 and was based on an effective tax rate of 18.7% in the first quarter of fiscal 2007 compared to 39.3% in the first quarter of fiscal 2006. The effective tax rate differs from the prior year's rate due to the impact of nondeductible Merger expenses, such as legal fees and other professional services (see Note 1) and the adoption of the provisions of FIN No. 48 on February 4, 2007 (see Note 8).

Summary of Operations. The net loss was $8.5 million in the first quarter of fiscal 2007 compared to $5.4 million in the first quarter of fiscal 2006. The increase in the net loss was primarily due to lower operating earnings, higher interest expense and lower income tax benefits.

Liquidity and Capital Resources

Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Cash provided by (used for):
Operating activities	$14.8	$7.0
Investing activities	(8.2)	(8.1)
Financing activities	(2.9)	(4.3)

       The increase in cash provided by operating activities in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to higher cash provided by operating assets and liabilities resulting from (i) cash provided from the timing of our February 1 semi-annual Senior Subordinated Notes interest payment of $15.3 million; such payments were made on February 1, 2007, which was prior to the first quarter of fiscal 2007, and on February 1, 2006, which was included in the first quarter of fiscal 2006, partially offset by (ii) lower cash provided from book overdrafts of $9.1 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006; such change in cash provided from book overdraft was due to the transfer in fiscal 2006 of our disbursing account to the same institution we utilize for our depository accounts, which allowed for the right of offset. Cash used for investing activities in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 were essentially flat as a result of lower capital expenditures and proceeds from the sale of real estate in fiscal 2007, offset by the sale of marketable securities in fiscal 2006. The decrease in cash used for financing activities in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to higher proceeds from the exercise of stock options and lower repayments of capital lease obligations, partially offset by higher repayments of the working capital facility.

We believe that cash flows generated from operations supplemented by our cash and cash equivalents, the unused borrowing capacity under the Credit Agreement (as defined below) and the availability of capital lease financing will be sufficient to provide for our debt service requirements, working capital needs and capital expenditure program. However, in the event that cash flows from operations decrease, we may decide to limit our future cash capital expenditure program and, subject to the Senior Leverage Ratio (as defined below), our ability to utilize the full amount available under the Working Capital Facility (as defined below), could be limited.

Debt Service and Liquidity. The senior secured credit facility (the “Credit Agreement”), which we entered into during fiscal 2004, consists of a $180 million working capital facility (the “Working Capital Facility”), including letters of credit, and a $70 million term loan (the “Term Loan”). The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting us to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that we must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to our Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that we shall not permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarter basis) at the end of any fiscal quarter to be more than 2.4:1.0 for each fiscal quarter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70.0 million under the Term Loan and $21.9 million under the Working Capital Facility as of May 5, 2007) and the amount of outstanding letters of credit ($89.3 million as of May 5, 2007). Based on the Senior Leverage Ratio at the end of the first quarter of fiscal 2007, we have full availability under the Working Capital Facility after giving effect to Credit Extensions ($68.8 million). Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control. Management believes we were in compliance with the Credit Agreement covenants as of May 5, 2007.

Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 7.1% during the first quarter of fiscal 2007.

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

We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our Common Stock. Management believes we were in compliance with the Senior Subordinated Notes covenants as of May 5, 2007.

There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

Capital Expenditures. Capital expenditures were $14.7 million during the first quarter of fiscal 2007 compared to $12.1 million during the first quarter of fiscal 2006 and are expected to be approximately $80 million during fiscal 2007. We plan to complete 13 store renovations during fiscal 2007.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 are those that depend most heavily on these judgments and estimates. As of May 5, 2007, there have been no material changes to any of the critical accounting policies contained therein. As of February 4, 2007, we adopted FIN No. 48 (see Note 8).

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. This statement is effective for our fiscal year beginning February 3, 2008, with early adoption permitted. We are in the process of evaluating this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for our fiscal year beginning February 3, 2008. We are in the process of evaluating this statement.

Forward-Looking Information

This report and the documents incorporated by reference into this report contain both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include statements regarding our intent, belief and current expectations with respect to, among other things, capital expenditures and technology initiatives, the ability to borrow funds under our credit facilities, the ability to successfully implement our operating strategies, including trends affecting our business, financial condition and results of operations. The words “anticipate”, “believe”, “expect”, “forecast”, “guidance”, “intend”, “may”, “ongoing”, “plan”, “project”, “will” and other similar expressions generally identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could negatively affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

•	changes in business and economic conditions and other adverse conditions in our markets;
•	unanticipated environmental damages;
•	increased competition;
•	increased labor and labor related (e.g., health and welfare and pension) costs and/or labor disruptions;
•	reliance on third-party suppliers;
•	our ability to successfully implement our marketing, renovation and expansion strategies and cost reduction initiatives;

•	natural disasters; and
•	pendency of the Merger may cause a disruption to our business and a distraction of our management and employees from day-to-day operations.

For a discussion of these factors, see Item 1 – Business – Factors Affecting Our Business and Prospects in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes regarding our market risk position from the position reflected in the information provided under Part II, Item 7A, “Quantitative or Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of May 5, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 5, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act reports.

There has been no changes during our fiscal quarter ended May 5, 2007 in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financing reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Complaint. On March 6, 2007, Chris Larson, a stockholder in the Company, filed in the Superior Court of New Jersey, Law Division, Middlesex County a purported class action complaint (the "Larson Complaint") against us and our directors (the "Individual Defendants"; the Company and the Individual Defendants hereinafter collectively referred to as the "Defendants"). The Larson Complaint asserts on behalf of a purported class of our stockholders’ claims against the Defendants for alleged self-dealing and breach of fiduciary duties in connection with the Merger. The Larson Complaint seeks (a) an injunction of the Merger unless and until we adopt and implement certain procedures to obtain the highest possible price for our stockholders; (b) imposition of a constructive trust, in favor of plaintiffs, upon any benefits received by the Defendants as a result of their alleged wrongful conduct; and (c) recovery of attorneys' fees, costs and disbursements. Defendants have not filed answers, or otherwise responded, to the Larson Complaint as of this date.

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

We are subject to claims and suits against us in the ordinary course of our business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of Common Stock during the first quarter of fiscal 2007.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 4 to March 3, 2007 (1)	12,295	$11.69	—	—

March 4 to April 7, 2007 (1)	9,021	$12.69	—	—

April 8 to May 5, 2007 (2)	1,696	$12.69	—	—

(1)	Represents shares withheld by the Company, at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of withholding taxes due.
(2)	Represents shares withheld by the Company, at the election of a certain holder of vested restricted stock units, with a market value approximating the amount of withholding taxes due.

Item 6. Exhibits.
4.1	Side Letter Agreement re: Retention Pay Plans, between A&P, Sand Merger Corp. (“Sand”) and the Company dated as of April 23, 2007, filed herewith.
31.1	Form of CEO Certification, filed herewith.
31.2	Form of CFO Certification, filed herewith.
32.1	Certification of John T. Standley, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Frank G. Vitrano, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pathmark Stores, Inc.

	By:	/s/ Frank G. Vitrano
Frank G. Vitrano
President and Chief Financial Officer

	By:	/s/ Kevin R. Darrington
Kevin R. Darrington
Senior Vice President, Controller and Chief Accounting Officer
Date: June 13, 2007