Form 10-Q
period 2007-08-04
PATHMARK STORES INC
filed 2007-09-12
CIK 95585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the fiscal quarter ended August 4, 2007

or

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

As of September 1, 2007, 52,571,180 shares of Common Stock were outstanding.

Part I. Financial Information

Item 1.	Financial Statements.

Pathmark Stores, Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$998.5	$1,002.9	$1,997.5	$2,001.4
Cost of goods sold	(709.2)	(718.0)	(1,411.9)	(1,427.0)

Gross profit	289.3	284.9	585.6	574.4
Selling, general and administrative expenses	(271.3)	(261.1)	(538.6)	(520.9)
Depreciation and amortization	(23.6)	(23.1)	(47.1)	(46.1)
Impairment of a long-lived asset	(2.2)	—	(2.2)	—

Operating earnings (loss)	(7.8)	0.7	(2.3)	7.4
Interest expense	(15.9)	(15.4)	(31.8)	(30.9)

Loss before income taxes	(23.7)	(14.7)	(34.1)	(23.5)
Income tax benefit	4.9	5.9	6.8	9.3

Net loss	$(18.8)	$(8.8)	$(27.3)	$(14.2)

Weighted average number of shares outstanding – basic and diluted	52.5	52.1	52.4	52.0

Net loss per share – basic and diluted	$(0.36)	$(0.17)	$(0.52)	$(0.27)

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	(Unaudited) August 4, 2007	February 3, 2007
ASSETS
Current assets
Cash and cash equivalents	$33.2	$28.1
Accounts receivable, net	21.0	20.6
Merchandise inventories	187.4	180.3
Due from suppliers	60.8	69.8
Other current assets	31.7	33.5

Total current assets	334.1	332.3
Property and equipment, net	520.7	535.7
Goodwill	144.7	144.7
Other noncurrent assets	126.0	119.7

Total assets	$1,125.5	$1,132.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84.3	$78.2
Current maturities of long-term debt	39.4	25.1
Current portion of capital lease obligations	10.7	11.4
Accrued expenses and other current liabilities	143.5	136.9

Total current liabilities	277.9	251.6
Long-term debt	422.7	423.1
Long-term capital lease obligations	154.1	158.4
Other noncurrent liabilities	168.2	170.9

Total liabilities	1,022.9	1,004.0

Stockholders’ equity
Preferred stock	—	—
Authorized: 5,000,000 shares; no shares issued
Common stock, par value $0.01 per share	0.5	0.5
Authorized: 100,000,000 shares; issued: 52,559,004 shares
at August 4, 2007 and 52,226,498 shares at February 3, 2007
Common stock warrants	69.7	69.7
Paid-in capital	761.7	754.3
Accumulated deficit	(689.7)	(656.7)
Accumulated other comprehensive loss	(39.6)	(39.4)

Total stockholders’ equity	102.6	128.4

Total liabilities and stockholders’ equity	$1,125.5	$1,132.4

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	26 Weeks Ended
	August 4, 2007	July 29, 2006
Operating Activities
Net loss	$(27.3)	$(14.2)
Adjustments to reconcile the net loss to cash provided by operating activities:
Depreciation and amortization	47.1	46.1
Amortization of stock-based compensation	5.2	4.5
Amortization of deferred financing costs	0.8	0.8
Deferred income tax benefit	(6.8)	(10.8)
Gain on the sale of real estate	(6.1)	—
Impairment of a long-lived asset	2.2	—
Cash provided by (used for) operating assets and liabilities:
Accounts receivable, net	(0.4)	(1.8)
Merchandise inventories	(7.1)	(1.4)
Due from suppliers	9.0	5.4
Other current assets	1.8	2.9
Noncurrent assets	(5.4)	(4.0)
Accounts payable	(2.0)	(1.5)
Accrued expenses and other current liabilities	5.9	1.7
Other noncurrent liabilities	(6.3)	(10.4)

Cash provided by operating activities	10.6	17.3

Investing Activities
Capital expenditures	(25.7)	(25.7)
Proceeds from sale of real estate	8.9	—
Proceeds from sale of marketable securities	—	4.0

Cash used for investing activities	(16.8)	(21.7)

Financing Activities
Borrowings under the working capital facility, net	15.3	—
Repayments of capital lease obligations	(5.0)	(5.5)
Proceeds from exercise of stock options	2.7	0.5
Repayments of other debt, net	(1.2)	(1.5)
Purchases of treasury stock	(1.1)	(0.5)
Tax benefit related to stock-based compensation	0.6	—
Deferred financing costs	—	(0.2)

Cash provided by (used for) financing activities	11.3	(7.2)

Increase (decrease) in cash and cash equivalents	5.1	(11.6)
Cash and cash equivalents at beginning of period	28.1	73.4

Cash and cash equivalents at end of period	$33.2	$61.8

Supplemental Disclosures of Cash Flow Information
Interest paid	$28.5	$27.7

Income taxes paid	$0.6	$4.2

Non-Cash Investing Activities
Property and equipment accruals	$10.4	$9.0

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in millions)

	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Closing balance on February 3, 2007	$0.5	$69.7	$754.3	$(656.7)	$(39.4)	$—	$128.4
Adoption of FIN No. 48	—	—	—	(5.7)	—	—	(5.7)

Opening balance on February 4, 2007	0.5	69.7	754.3	(662.4)	(39.4)	—	122.7
Net loss and comprehensive loss	—	—	—	(27.3)	—	—	(27.3)
Stock-based compensation expense	—	—	5.2	—	—	—	5.2
Purchase of treasury stock	—	—	—	—	—	(1.1)	(1.1)
Exercise of stock options	—	—	1.6	—	—	1.1	2.7
Tax benefit related to stock-based
compensation	—	—	0.6	—	—	—	0.6
SFAS No. 158 adjustment, net of tax	—	—	—	—	(0.2)	—	(0.2)

Closing balance on August 4, 2007	$0.5	$69.7	$761.7	$(689.7)	$(39.6)	$—	$102.6

See notes to consolidated financial statements.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Status of Merger Agreement

On March 4, 2007, Pathmark Stores, Inc. (the "Company" or “Pathmark”), entered into a definitive agreement and plan of merger (the "Merger Agreement") with The Great Atlantic & Pacific Tea Company, Inc. and its subsidiary (collectively, "A&P"), pursuant to which A&P will acquire the Company through the merger of its subsidiary with and into the Company (the "Merger"). The Merger is subject to customary closing conditions, including approval of the Merger by the Company's shareholders and the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On June 27, 2007, Pathmark and A&P entered into a side letter clarifying the terms of the Merger Agreement with respect to the calculation of the consideration to be paid to the Company’s stockholders in lieu of any fractional shares of A&P common stock that would otherwise be received as part of the Merger consideration.

On April 18, 2007, Pathmark and A&P received a request for additional information (commonly known as a "Second Request") from the Federal Trade Commission (the "FTC") in connection with the Merger. The effect of the Second Request was to extend the waiting period imposed by the HSR Act during which Pathmark and A&P may not consummate the Merger. On May 15, 2007, Pathmark and A&P entered into a timing agreement (the “Timing Agreement”) with the FTC pursuant to which Pathmark and A&P agreed, subject to certain conditions, that they will not (1) certify that they have substantially complied with the Second Request prior to June 30, 2007, or (2) consummate the Merger for at least 60 days following the date that Pathmark and A&P substantially comply with the Second Request. On July 13, 2007, Pathmark and A&P each certified substantial compliance with the FTC in response to the Second Request. On August 17, 2007, Pathmark and A&P entered into an extension of the Timing Agreement pursuant to which Pathmark and A&P agreed, subject to certain conditions, that they will not consummate the Merger before 11:59 p.m. on September 25, 2007. For further information, see the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Note 2. Significant Accounting Policies

Business. The Company operated 141 supermarkets as of August 4, 2007, primarily in the New York-New Jersey and Philadelphia metro areas.

Basis of Presentation. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All intercompany transactions have been eliminated in consolidation.

New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. This statement is effective for the Company’s fiscal year beginning February 3, 2008, with early adoption permitted. This Company is in the process of evaluating the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective for the Company’s fiscal year beginning February 3, 2008. The Company is in the process of evaluating the impact of this statement on its consolidated financial statements.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 3. Stock-Based Compensation

The Company’s 2000 Employee Equity Plan (‘the Employee Plan”) and the 2000 Non-Employee Directors’ Equity Plan (the “Directors’ Plan”) authorize the granting of various forms of equity awards, including stock options, restricted stock and restricted stock units (“RSU”) aggregating 12,294,118 shares of the Company’s common stock (“Common Stock”), of which 11,514,118 shares are authorized under the Employee Plan and 780,000 shares are authorized under the Directors’ Plan. The Company’s officers and certain key employees are eligible to receive awards under the Employee Plan. The Directors’ Plan is available to members of the Board of Directors who are not employees of the Company and who are “Independent Directors” as such term is used under the rules and listing standards of the NASDAQ Global Market. Options for 2,000,000 additional shares of Common Stock (the “Additional Options”) and 700,000 restricted shares of Common Stock (“Additional Restricted Stock”) were granted by the Board of Directors outside of the Employee Plan in connection with the hiring of John Standley, Chief Executive Officer, and Kenneth Martindale, President and Chief Marketing and Merchandising Officer in fiscal 2005. As of August 4, 2007, 6,762,357 options were outstanding, with a weighted-average exercise price of $11.74, a weighted-average contractual life of 6.2 years and an intrinsic value of $20.9 million; 4,359,810 of these options were exercisable, with a weighted-average exercise price of $12.62, a weighted-average contractual life of 5.1 years and an intrinsic value of $7.7 million. The Company determined the fair value of the grants using the Black-Scholes option-pricing model. There are 5,119,836 shares of Common Stock available for equity grants under the Employee Plan and the Directors’ Plan.

Stock Options. There were no stock options granted during the first six months of fiscal 2007. A summary of stock option activity as of August 4, 2007 was as follows:

	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 3, 2007	7,088,567	$11.64
Exercised during the fiscal period	(289,320)	9.16
Cancelled, terminated or expired during the fiscal period	(36,890)	14.13

Outstanding at August 4, 2007	6,762,357	$11.74	6.2	$20.9

Exercisable at August 4, 2007	4,359,810	$12.62	5.1	$7.7

The Company received proceeds of $2.7 million from the exercise of stock options during the first six months of fiscal 2007 with an intrinsic value of $1.0 million. As of August 4, 2007, there was $9.2 million of unrecognized compensation cost related to non-vested options, which will be recognized over a weighted-average period of 2.2 years. As of August 4, 2007, the Company had 2,402,547 unvested options outstanding with a weighted-average fair value of $5.49 per share. During the first six months of fiscal 2007, 170,819 options, with an intrinsic value of $0.5 million vested. The Company’s policy related to the issuance of shares to cover the exercise of options is to first utilize treasury stock, when available, and then issue shares from currently authorized stock.

Options, which are designed as incentive stock options under the Employee Plan, may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant, as defined in the plan document, and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options, which are not intended to qualify as incentive stock options, may be granted at any price, but not less than the par value of the underlying shares and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of each plan in the event of stock dividends, recapitalization and similar transactions. The options granted under the Employee Plan and the Directors’ Plan expire ten years and five years after the date of grant, respectively, unless terminated earlier. The right to exercise the options granted vests in annual increments over three or four years under the Employee Plan and over three years under the Directors’ Plan from the date of the grant. Due to a change-in-control (as defined by the Employee Plan and Directors’ Plan) in fiscal 2005, all options granted prior to June 9, 2005 vested. The Additional Options expire ten years after the date of grant, unless terminated earlier, and the right to exercise the Additional Options vests in annual increments over three years from the date of grant.

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

to obtain the consent of the holders of each option granted prior to June 9, 2005 (a “Pre-Amendment Option”) to the treatment set forth above with respect to in-the-money Post-Amendment Options. To the extent that such consent is not obtained or to the extent the Pre-Amendment Options are not in-the-money, the Pre-Amendment Options will be converted, at the effective date of the Merger, into options to acquire A&P common stock, par value $1.00 per share (“A&P Common Stock“), based on an exchange ratio equal to the Closing Price divided by $27.00, on the same terms and conditions as were applicable under such Pre-Amendment Option.

Restricted Stock and RSUs. During the first six months of fiscal 2007, 31,668 RSUs were granted pursuant to the Directors’ Plan. RSUs generally vest in equal annual increments over three or four years from the date of grant. Additional Restricted Stock vests in quarterly increments over three years from the date of grant. Grants of restricted stock and RSUs are being amortized as compensation expense on a straight-line basis over the respective vesting period. At the effective date of the Merger, each outstanding share of restricted Common Stock and each outstanding RSU relating to the Common Stock will become vested and automatically converted into a right to receive a single lump-sum cash payment based upon the Closing Price.

Restricted Stock. A summary of restricted stock activity as of August 4, 2007 was as follows:

	Number of Shares Subject to Vesting	Weighted-Average Grant Date Price Per Share
Unvested on February 3, 2007	491,278	$9.52
Vested during the fiscal period	(133,232)	9.27

Unvested on August 4, 2007	358,046	$9.50

RSUs. A summary of RSU activity as of August 4, 2007 was as follows:

	Number of Shares Subject to Vesting	Weighted-Average Grant Date Price Per Share
Unvested on February 3, 2007	521,132	$9.64
Granted during the fiscal period	31,668	12.92
Vested during the fiscal period	(136,586)	9.57
Forfeited during the fiscal period	(17,917)	9.78

Unvested on August 4, 2007	398,297	$9.92

Common Stock. The following table summarizes the change in the number of Common Stock outstanding:

	Common Stock
	Issued	Treasury Stock	Issued and Outstanding
Balance on February 3, 2007	52,226,498	—	52,226,498
Purchase of treasury stock	—	(90,370)	(90,370)
Exercise of stock options	205,350	81,970	287,320
Vesting of RSUs	127,156	8,400	135,556

Balance on August 4, 2007	52,559,004	—	52,559,004

During the first six months of fiscal 2007, 133,232 shares of restricted stock, which were included in the Common Stock opening balance on February 3, 2007, vested and restricted stock units representing 135,556 shares of Common Stock vested; upon vesting, 90,370 shares of Common Stock were withheld by the Company to satisfy tax withholding requirements.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 4. Long-Term Debt

Long-term debt is comprised of the following (in millions):

	August 4, 2007	February 3, 2007
Senior subordinated notes	$352.2	$352.4
Term loan	70.0	70.0
Working capital facility	38.0	22.7
Other debt	1.9	3.1

Total debt	462.1	448.2
Less: current maturities and the working capital facility	(39.4)	(25.1)

Long-term debt	$422.7	$423.1

Note 5. Interest Expense

Interest expense is comprised of the following (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Senior subordinated notes (a)	$7.9	$7.6	$15.4	$15.3
Term loan (b)	1.2	1.3	2.5	2.4
Working capital facility	0.4	0.1	0.7	0.2
Lease obligations	4.2	4.4	8.5	9.0
Amortization of deferred financing costs	0.4	0.4	0.8	0.8
Other	1.8	1.6	3.9	3.2

Interest expense	$15.9	$15.4	$31.8	$30.9

(a)	The Senior Subordinated Notes, due 2012, (the “Senior Subordinated Notes”) bear interest at a fixed rate of 8.75%.
(b)	The weighted-average interest rates in effect on all borrowings under the term loan were 7.1% and 6.8% during the first six months of fiscal 2007 and fiscal 2006, respectively.

Note 6. Impairment of a Long-Lived Asset

During the second quarter of fiscal 2007, the Company recorded a pre-tax non-cash charge of $2.2 million due to the impairment of a long-lived asset.

Note 7. Store Labor Buyout

During the first quarter of fiscal 2007, the Company offered a voluntary retirement incentive program to certain of its store associates covered by collective bargaining agreements (the "Store Labor Buyout"), in which 152 store associates accepted the Store Labor Buyout and agreed to retire effective no later than May 5, 2007. The Company recorded a pre-tax charge of $4.5 million for early retirement and benefits-related expenses related to the Store Labor Buyout during the six months ended August 4, 2007. The $4.5 million is expected to be the total cost of the Store Labor Buyout and is comprised of (i) $3.5 million of bonus payments, (ii) $0.6 million of medical coverage, and (iii) $0.4 million of other items. The total cost of the Store Labor Buyout is recorded as a component of selling, general and administrative expense. Cash payments of $3.5 million were made during the six months ended August 4, 2007, with the remaining balance of $1.0 million to be paid.

Note 8. Withdrawal from a Multi-Employer Pension Plan

During the second quarter of fiscal 2007, the Company withdrew from one of the multi-employer pension plans to which the Company contributes (the “Withdrawal”). Accordingly, the Company recorded a pre-tax Withdrawal liability of $7.0 million, which represents the Company's preliminary estimate of the Withdrawal liability. The Company and the union are in the process of finalizing the Withdrawal liability and such amount could be adjusted in a future period. The Withdrawal liability will be settled by making annual payments until the Withdrawal liability is satisfied.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 9. Benefits

The Company sponsors a tax-qualified pension plan which covers substantially all non-union and certain union associates and several nonqualified pension plans for certain of its associates as well as retiree health and life insurance benefits, primarily for union groups and retired non-union associates. The components of net periodic benefit cost (cost reduction) are as follows (in millions):

Pension Benefits:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Service cost	$1.0	$0.9	$1.9	$1.8
Interest cost	3.6	3.5	7.2	7.0
Expected return on plan assets	(6.2)	(5.9)	(12.4)	(11.8)
Amortization of prior service costs	—	0.1	0.1	0.1
Amortization of losses	1.0	1.1	2.0	2.2

Net periodic benefit cost reduction	$(0.6)	$(0.3)	$(1.2)	$(0.7)

Other Postretirement Benefits:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	0.2	0.4	0.5	0.8
Amortization of prior service costs	(0.6)	(0.3)	(1.1)	(0.6)
Amortization of losses	0.3	0.3	0.6	0.6

Net periodic benefit cost	$0.1	$0.6	$0.3	$1.2

Note 10. Income Taxes

On February 4, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109”. FIN No. 48 provides recognition criteria and a related measurement model for tax positions taken by the Company. In accordance with FIN No. 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. A tax position shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefits that is greater than 50% likely of being realized upon settlement.

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

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 10. Income Taxes - (Continued)

The Company remains subject to examination by federal, state and local tax authorities for tax years 2003, 2004, 2005 and 2006. With a few exceptions, the Company is no longer subject to federal, state or local examinations by tax authorities for the tax years 2002 and prior.  Asof August 4, 2007, there have been no material changes to the amount of unrecognized tax benefits. It is reasonably possible that the amount of the Company’s unrecognized tax benefits will change in the next 12 months; however, based on the information available at this time, the Company does not expect any change to have a significant impact on its results of operations, financial position or cash flows.

Note 11. Related-Party Transactions

The Company and The Yucaipa Companies LLC (“Yucaipa”) entered into a Management Services Agreement (the “MSA”) in fiscal 2005. Pursuant to the MSA, Yucaipa provides certain business and financial advice and management services to the Company in connection with the operation of its business. For such services, the Company pays Yucaipa an annual fee of $3.0 million, payable monthly, and reimburses Yucaipa for expenses up to $0.5 million per annum. Michael Duckworth and Ira Tochner, two directors of the Company, are partners in Yucaipa. Effective January 13, 2007, the Company engaged Yucaipa Advisors, LLC (a Yucaipa affiliate) to act as a consultant in connection with the Merger Agreement in accordance with Section 5 of the MSA. In return for such services, the Company will pay Yucaipa Advisors, LLC, upon the consummation of the Merger, a fee equal to 1.0% of the transaction value (as defined in the engagement letter) and reimburse its fees and expenses in connection with the provision of such consulting services (whether or not the Merger is consummated), in each case, subject to certain conditions, including that, so long as the provision of Section 4.07 of the Indenture (as hereafter defined in Item 2) continues to apply, no amount in excess of $10 million shall be payable to Yucaipa Advisors, LLC.

Michael Duckworth, a current member of the Company’s Board of Directors, is Chairman of the Board and principal executive officer of Source Interlink Companies, Inc. (“Source Interlink”). Source Interlink provides the Company with front-end racks, which are fixtures used to display merchandise such as batteries, candy and magazines, subject to impulse buying. As of August 4, 2007, there was no balance due to or due from Source Interlink.

Gregory Mays, a current member of the Company’s Board of Directors, was Chairman of the Board and the interim Chief Executive Officer of Wild Oats Markets, Inc. (“Wild Oats”). Subsequent to August 4, 2007, Wild Oats was acquired by Whole Foods Market, Inc. and Mr. Mays resigned as Chairman of the Board and interim Chief Executive Officer of Wild Oats. Total purchases from Wild Oats (including direct purchases and indirect purchases from the Company’s primary distributor) were $1.0 million during the first six months of fiscal 2007, of which $0.9 million was paid as of August 4, 2007.

The Company believes that these transactions have been on terms no less favorable to the Company than if they had been entered into with disinterested parties.

Note 12. Commitments and Contingencies

Contingencies. On March 6, 2007, Chris Larson, a Company stockholder, filed in the Superior Court of New Jersey, Law Division, Middlesex County, a purported class action complaint (the “Larson Complaint”) against the Company and its directors (the “Individual Defendants”). The Larson Complaint asserted claims for alleged self-dealing and breach of fiduciary duties in connection with the Merger and sought, among other things, an injunction of the Merger. On March 12, 2007, Company stockholder Sarah Kleinmann filed a similar action in the same court (the “Kleinmann Complaint”) against the Company, the Individual Defendants and A&P (the Company, A&P and the Individual Defendants hereinafter collectively referred to as the “Defendants”). The Court entered a Consolidation Order after those actions were transferred to the Chancery Division.

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 12. Commitments and Contingencies – (Continued)

On July 16, 2007, Chris Larson and Sarah Kleinmann filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) against the Defendants. The Amended Complaint asserts on behalf of a purported class of Company stockholders (the “Class”) claims against the Individual Defendants for alleged self-dealing and breach of fiduciary duties in connection with the Merger, as well as claims against the Company and A&P for aiding and abetting the Individual Defendants. The Amended Complaint seeks (a) an injunction of the Merger unless and until the Company implements certain procedures to obtain the highest possible price for its stockholders; (b) imposition of a constructive trust, in favor of the Plaintiffs and the Class, upon any benefits improperly received by the Defendants as a result of their alleged wrongful conduct; and (c) recovery of attorneys’ fees, costs and disbursements. The Defendants have not filed an answer, or otherwise responded, to the Amended Complaint as of this date.

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

Note 13. Subsequent Event

On August 14, 2007, the Company entered into a leasehold assignment contract (the "Agreement") for the sale of its leasehold interests in one of its stores (the "Lease") with CPS Operating Company LLC, a Delaware limited liability company (the "Buyer"). Pursuant to the terms of the Agreement, the Company will receive $87 million for the sale of the Lease and will assign and transfer to the Buyer all of the Company's interest in the Lease and the Buyer will assume all of the duties and obligations of the Company under the Lease. Upon execution of the Agreement, the Buyer deposited $5 million in escrow as a deposit against the purchase price for the Lease, which is non-refundable to the Buyer, except as otherwise expressly provided in the Agreement. Consummation of the proposed transaction is subject to the satisfaction of certain closing conditions as set forth in the Agreement. Accordingly, although the proposed transaction is expected to close in the fourth quarter of fiscal 2007, neither the consummation of the proposed transaction nor the Company's receipt of the full proceeds from the sale of the Lease can be assured.

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

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 13 Weeks Ended August 4, 2007
Net sales	$998.5	$568.4	$—	$(568.4)	$998.5
Cost of goods sold	(709.2)	(568.4)	—	568.4	(709.2)

Gross profit	289.3	—	—	—	289.3
Selling, general and administrative expenses	(273.6)	1.8	0.5	—	(271.3)
Depreciation and amortization	(22.0)	(1.3)	(0.3)	—	(23.6)
Impairment of a long-lived asset	(2.2)	—	—	—	(2.2)

Operating earnings (loss)	(8.5)	0.5	0.2	—	(7.8)
Interest expense	(15.7)	(0.2)	—	—	(15.9)
Equity in earnings of subsidiaries	0.5	—	—	(0.5)	—

Earnings (loss) before income taxes	(23.7)	0.3	0.2	(0.5)	(23.7)
Income tax benefit	4.9	—	—	—	4.9

Net earnings (loss)	$(18.8)	$0.3	$0.2	$(0.5)	$(18.8)

For the 13 Weeks Ended July 29, 2006
Net sales	$1,002.9	$588.9	$—	$(588.9)	$1,002.9
Cost of goods sold	(718.0)	(588.9)	—	588.9	(718.0)

Gross profit	284.9	—	—	—	284.9
Selling, general and administrative expenses	(266.3)	4.3	0.9	—	(261.1)
Depreciation and amortization	(21.3)	(1.4)	(0.4)	—	(23.1)

Operating earnings (loss)	(2.7)	2.9	0.5	—	0.7
Interest expense	(15.2)	(0.2)	—	—	(15.4)
Equity in earnings of subsidiaries	3.2	—	—	(3.2)	—

Earnings (loss) before income taxes	(14.7)	2.7	0.5	(3.2)	(14.7)
Income tax benefit	5.9	—	—	—	5.9

Net earnings (loss)	$(8.8)	$2.7	$0.5	$(3.2)	$(8.8)

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 14. Condensed Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Statements of Operations:
For the 26 Weeks Ended August 4, 2007
Net sales	$1,997.5	$1,147.2	$—	$(1,147.2)	$1,997.5
Cost of goods sold	(1,411.9)	(1,147.2)	—	1,147.2	(1,411.9)

Gross profit	585.6	—	—	—	585.6
Selling, general and administrative expenses	(543.7)	4.0	1.1	—	(538.6)
Depreciation and amortization	(43.5)	(2.8)	(0.8)	—	(47.1)
Impairment of a long-lived asset	(2.2)	—	—	—	(2.2)

Operating earnings (loss)	(3.8)	1.2	0.3	—	(2.3)
Interest expense	(31.5)	(0.3)	—	—	(31.8)
Equity in earnings of subsidiaries	1.2	—	—	(1.2)	—

Earnings (loss) before income taxes	(34.1)	0.9	0.3	(1.2)	(34.1)
Income tax benefit	6.8	—	—	—	6.8

Net earnings (loss)	$(27.3)	$0.9	$0.3	$(1.2)	$(27.3)

For the 26 Weeks Ended July 29, 2006
Net sales	$2,001.4	$1,188.4	$—	$(1,188.4)	$2,001.4
Cost of goods sold	(1,427.0)	(1,188.4)	—	1,188.4	(1,427.0)

Gross profit	574.4	—	—	—	574.4
Selling, general and administrative expenses	(528.5)	5.7	1.9	—	(520.9)
Depreciation and amortization	(42.5)	(2.8)	(0.8)	—	(46.1)

Operating earnings	3.4	2.9	1.1	—	7.4
Interest expense	(30.6)	(0.3)	—	—	(30.9)
Equity in earnings of subsidiaries	3.7	—	—	(3.7)	—

Earnings (loss) before income taxes	(23.5)	2.6	1.1	(3.7)	(23.5)
Income tax benefit	9.3	—	—	—	9.3

Net earnings (loss)	$(14.2)	$2.6	$1.1	$(3.7)	$(14.2)

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 14. Condensed Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Balance Sheets:
As of August 4, 2007
Merchandise inventories	$163.7	$23.7	$—	$—	$187.4
Other current assets	142.5	4.3	0.5	(0.6)	146.7

Total current assets	306.2	28.0	0.5	(0.6)	334.1
Property and equipment, net	439.1	52.8	28.8	—	520.7
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	88.6	—	—	(88.6)	—
Other noncurrent assets	124.6	1.3	0.1	—	126.0

Total assets	$1,103.2	$82.1	$29.4	$(89.2)	$1,125.5

Accounts payable	$75.5	$8.8	$—	$—	$84.3
Other current liabilities	188.1	5.1	1.0	(0.6)	193.6

Total current liabilities	263.6	13.9	1.0	(0.6)	277.9
Long-term debt	422.7	—	—	—	422.7
Long-term capital lease obligations	146.6	7.5	—	—	154.1
Other noncurrent liabilities	167.7	0.5	—	—	168.2

Total liabilities	1,000.6	21.9	1.0	(0.6)	1,022.9
Stockholders’ equity	102.6	60.2	28.4	(88.6)	102.6

Total liabilities and stockholders’ equity	$1,103.2	$82.1	$29.4	$(89.2)	$1,125.5

As of February 3, 2007
Merchandise inventories	$159.7	$20.6	$—	$—	$180.3
Other current assets	148.6	4.4	0.3	(1.3)	152.0

Total current assets	308.3	25.0	0.3	(1.3)	332.3
Property and equipment, net	450.0	56.2	29.5	—	535.7
Goodwill	144.7	—	—	—	144.7
Investment in subsidiaries	86.8	—	—	(86.8)	—
Other noncurrent assets	119.7	—	—	—	119.7

Total assets	$1,109.5	$81.2	$29.8	$(88.1)	$1,132.4

Accounts payable	$69.1	$9.1	$—	$—	$78.2
Other current liabilities	167.5	5.6	1.6	(1.3)	173.4

Total current liabilities	236.6	14.7	1.6	(1.3)	251.6
Long-term debt	423.1	—	—	—	423.1
Long-term capital lease obligations	150.8	7.6	—	—	158.4
Other noncurrent liabilities	170.6	0.3	—	—	170.9

Total liabilities	981.1	22.6	1.6	(1.3)	1,004.0
Stockholders’ equity	128.4	58.6	28.2	(86.8)	128.4

Total liabilities and stockholders’ equity	$1,109.5	$81.2	$29.8	$(88.1)	$1,132.4

Pathmark Stores, Inc.

Notes to Consolidated Financial Statements (Unaudited) – (Continued)

Note 14. Condensed Consolidating Financial Information – (Continued)

	Pathmark	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated Total
	(in millions)
Consolidating Cash Flow Statements:
For the 26 Weeks Ended August 4, 2007
Operating Activities
Cash provided by operating activities	$9.9	$0.3	$0.4	$—	$10.6

Investing Activities
Capital expenditures	(25.0)	(0.7)	—	—	(25.7)
Proceeds from sale of real estate	8.9	—	—	—	8.9

Cash used for investing activities	(16.1)	(0.7)	—	—	(16.8)

Financing Activities
Borrowings under the working capital facility, net	15.3	—	—	—	15.3
Repayments of capital lease obligations	(4.7)	(0.3)	—	—	(5.0)
Proceeds from exercise of stock options	2.7	—	—	—	2.7
Repayments of other debt, net	(1.2)	—	—	—	(1.2)
Purchases of treasury stock	(1.1)	—	—	—	(1.1)
Tax benefit related to stock-based compensation	0.6	—	—	—	0.6
Intercompany equity transactions	(0.6)	0.7	(0.1)	—	—

Cash provided by (used for) financing activities	11.0	0.4	(0.1)	—	11.3

Increase (decrease) in cash and cash equivalents	4.8	—	0.3	—	5.1
Cash and cash equivalents at beginning of period	27.9	—	0.2	—	28.1

Cash and cash equivalents at end of period	$32.7	$—	$0.5	$—	$33.2

For the 26 Weeks Ended July 29, 2006
Operating Activities
Cash provided by operating activities	$14.8	$0.6	$1.9	$—	$17.3

Investing Activities
Capital expenditures	(23.6)	—	(2.1)	—	(25.7)
Sale of marketable securities	4.0	—	—	—	4.0
Intercompany investment transactions	(6.1)	6.1	—	—	—

Cash used for investing activities	(25.7)	6.1	(2.1)	—	(21.7)

Financing Activities
Repayments of capital lease obligations	(5.3)	(0.2)	—	—	(5.5)
Repayments of other debt	(1.5)	—	—	—	(1.5)
Proceeds from exercise of stock options	0.5	—	—	—	0.5
Purchase of treasury stock	(0.5)	—	—	—	(0.5)
Deferred financing costs	(0.2)	—	—	—	(0.2)
Intercompany debt transactions	6.1	(6.1)	—	—	—
Intercompany equity transactions	0.2	(0.4)	0.2	—	—

Cash provided by (used for) financing activities	(0.7)	(6.7)	0.2	—	(7.2)

Decrease in cash and cash equivalents	(11.6)	—	—	—	(11.6)
Cash and cash equivalents at beginning of period	73.3	—	0.1	—	73.4

Cash and cash equivalents at end of period	$61.7	$—	$0.1	$—	$61.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Results of Operations

We reported a net loss of $18.8 million, or $0.36 per diluted share, in the second quarter of fiscal 2007, compared to a net loss of $8.8 million, or $0.17 per diluted share, in the second quarter of fiscal 2006. The increase in the net loss of $10.0 million was primarily due to a $7.2 million charge related to the Merger, a $7.0 million charge related to the Withdrawal and a $2.2 million charge related to the impairment of a long-lived asset, partially offset by a gain of $5.5 million on the sale of real estate and higher gross profit. We reported a net loss of $27.3 million, or $0.52 per diluted share, in the first six months of fiscal 2007, compared to a net loss of $14.2 million, or $0.27 per diluted share, in the first six months of fiscal 2006. The increase in the net loss of $13.1 million was primarily due to a $12.4 million charge related to the Merger, a $7.0 million charge related to the Withdrawal and a $2.2 million charge related to the impairment of a long-lived asset, partially offset by a gain of $6.1 million on the sale of real estate and higher gross profit.

Results of Operations

The following table sets forth selected consolidated statements of operations data (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$998.5	100.0%	$1,002.9	100.0%	$1,997.5	100.0%	$2,001.4	100.0%

Gross profit	$289.3	29.0%	$284.9	28.4%	$585.6	29.3%	$574.4	28.7%
Selling, general and administrative expenses	(271.3)	(27.2)	(261.1)	(26.0)	(538.6)	(27.0)	(520.9)	(26.0)
Depreciation and amortization	(23.6)	(2.4)	(23.1)	(2.3)	(47.1)	(2.3)	(46.1)	(2.3)
Impairment of a long-lived asset	(2.2)	(0.2)	—	—	(2.2)	(0.1)	—	—

Operating earnings (loss)	(7.8)	(0.8)	0.7	0.1	(2.3)	(0.1)	7.4	0.4
Interest expense	(15.9)	(1.6)	(15.4)	(1.5)	(31.8)	(1.6)	(30.9)	(1.6)

Loss before income taxes	(23.7)	(2.4)	(14.7)	(1.4)	(34.1)	(1.7)	(23.5)	(1.2)
Income tax benefit	4.9	0.5	5.9	0.5	6.8	0.3	9.3	0.5

Net loss	$(18.8)	(1.9)%	$(8.8)	(0.9)%	$(27.3)	(1.4)%	$(14.2)	(0.7)%

Net Sales. Net sales in the second quarter of fiscal 2007 were $998.5 million, a decrease of 0.4% from $1,002.9 million in the second quarter of fiscal 2006. Same-store sales on comparable weeks (stores open the entire second quarter in both fiscal 2007 and fiscal 2006, including replacement stores) decreased by 0.2%. Net sales in the first six months of fiscal 2007 were $1,997.5 million, a decrease of 0.2% from $2,001.4 million in the first six months of fiscal 2006. Same-store sales decreased by 0.3%. We operated 141 stores at the end of the second quarters of fiscal 2007 and fiscal 2006.

Gross Profit. Gross profit represents the difference between net sales and cost of goods sold, which includes the cost of inventory sold and the related purchase and distribution costs, net of vendor allowances and rebates. Gross profit in the second quarter of fiscal 2007 was $289.3 million or 29.0% of net sales compared to $284.9 million or 28.4% of net sales in the second quarter of fiscal 2006. The increase in gross profit of $4.4 million and in the gross profit percent of 0.6% in the second quarter of fiscal 2007 was primarily due to a more profitable mix of products within the pharmacy, meat, produce and dairy departments, partially offset by higher inventory shrink. Gross profit in the first six months of fiscal 2007 was $585.6 million or 29.3% of net sales compared to $574.4 million or 28.7% of net sales in the first six months of fiscal 2006. The increase in gross profit of $11.2 million and in the gross profit percent of 0.6% in the first six months of fiscal 2007 was due to the favorable resolution of a vendor dispute during the first quarter of fiscal 2007, resulting in the reversal of a $3.2 million charge accrued in the fourth quarter of fiscal 2006, as well as a more profitable mix of products within the dairy, produce and pharmacy departments, partially offset by higher inventory shrink.

Selling, General and Administrative Expenses (“SG&A”). SG&A in the second quarter of fiscal 2007 was $271.3 million or 27.2% of net sales compared to $261.1 million or 26.0% of net sales in the second quarter of fiscal 2006. The increase in SG&A of $10.2 million in the second quarter of fiscal 2007 included a $7.2 million charge related to the Merger, a $7.0 million charge related to the Withdrawal and higher utility expenses of $1.0 million, partially offset by lower payroll and payroll-related expenses of $3.8 million, lower supply expenses of $1.0 million and a gain of $5.5 million on the sale of real estate, which is a normal part of our ongoing operations. SG&A in the second quarter of fiscal 2007 included a $2.6 million charge related to stock-based compensation compared to a $2.4 million charge in the second quarter fiscal 2006. SG&A in the second quarter of fiscal 2006 also included gift card breakage income of $3.2 million. SG&A in the first six months of fiscal 2007 was $538.6 million or 27.0% of net sales compared to $520.9 million or 26.0% of net sales in the first six months of fiscal 2006. The increase in SG&A of $17.7 million in the first six months of fiscal 2007 included a $12.4 million charge related to the Merger, a $7.0 million charge related to the Withdrawal, a $4.5 million charge related to the Store Labor Buyout and higher utility expenses of $2.0 million, partially offset by lower payroll and payroll-related expenses of $4.8 million, lower supply expenses of $2.0 million, lower advertising expenses of $1.9 million and a gain of $6.1 million on the sale of real estate, which is a normal part of our ongoing operations. SG&A in the first six months of fiscal 2007 included a $5.2 million charge related to stock-based compensation compared to a $4.5 million charge in the first six months of fiscal 2006. SG&A in the first six months of fiscal 2006 also included gift card breakage income of $3.2 million.

Depreciation and Amortization. Depreciation and amortization expense in the second quarter of fiscal 2007 was $23.6 million compared to $23.1 million in the second quarter of fiscal 2006. Depreciation and amortization expense in the first six months of fiscal 2007 was $47.1 million compared to $46.1 million in the first six months of fiscal 2006. The increase in depreciation and amortization expense during the second quarter and the first six months of fiscal 2007 was primarily due to capital expenditures made as part of our store renovation program.

Impairment of a Long-Lived Asset. During the second quarter of fiscal 2007, the Company recorded a pre-tax non-cash charge of $2.2 million due to the impairment of a long-lived asset.

Operating Earnings (Loss). The operating loss in the second quarter of fiscal 2007 was $7.8 million compared to operating earnings of $0.7 million in the second quarter of fiscal 2006. The operating loss in the first six months of fiscal 2007 was $2.3 million compared to operating earnings of $7.4 million in the first six months of fiscal 2006. The decrease in operating earnings during the second quarter and the first six months of fiscal 2007 was due to higher SG&A, higher depreciation and amortization and the impairment of a long-lived asset, partially offset by higher gross profit.

Interest Expense. Interest expense was $15.9 million in the second quarter of fiscal 2007 compared to $15.4 million in the second quarter of fiscal 2006. Interest expense was $31.8 million in the first six months of fiscal 2007 compared to $30.9 million in the first six months of fiscal 2006. The increase in interest expense during the second quarter and the first six months of fiscal 2007 was due to higher debt and lower short-term investments.

Income Tax Benefit. The income tax benefit was $4.9 million in the second quarter of fiscal 2007 compared to $5.9 million in the second quarter of fiscal 2006 and was based on an effective tax rate of 20.5% in the second quarter of fiscal 2007 compared to 39.6% in the second quarter of fiscal 2006. The income tax benefit was $6.8 million in the first six months of fiscal 2007 compared to $9.3 million in the first six months of fiscal 2006 and was based on an effective tax rate of 19.9% in the first six months of fiscal 2007 compared to 39.5% in the first six months of fiscal 2006. The effective tax rates differ from the prior year’s tax rates primarily due to the impact of nondeductible Merger expenses, such as legal fees and other professional services (see Note 1).

Summary of Operations. The net loss was $18.8 million in the second quarter of fiscal 2007 compared to $8.8 million in the second quarter of fiscal 2006. The net loss was $27.3 million in the first six months of fiscal 2007 compared to $14.2 million in the first six months of fiscal 2006. The increase in the net loss during the second quarter and the first six months of fiscal 2007 was primarily due to lower operating earnings, higher interest expense and lower income tax benefits.

Liquidity and Capital Resources

Cash Flows. The following table sets forth certain consolidated statements of cash flow data (in millions):

	26 Weeks Ended
	August 4, 2007	July 29, 2006
Cash provided by (used for):
Operating activities	$10.6	$17.3
Investing activities	(16.8)	(21.7)
Financing activities	11.3	(7.2)

The decrease in cash provided by operating activities in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to an increase in the net loss, partially offset by a reduction in cash used for operating assets and liabilities. The decrease in cash used for investing activities in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was due to proceeds from the sale of real estate in fiscal 2007, partially offset by proceeds from the sale of marketable securities in fiscal 2006. The increase in cash provided by financing activities in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to borrowings under the working capital facility and higher proceeds from the exercise of stock options.

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

Debt Service and Liquidity. The senior secured credit facility (the “Credit Agreement”), which we entered into during fiscal 2004, consists of a $180 million working capital facility (the “Working Capital Facility”), including letters of credit, and a $70 million term loan (the “Term Loan”). The Credit Agreement contains certain covenants which, among other things, place limits on the incurrence of additional indebtedness, issuance of cash-pay preferred stock, repurchase of Company stock, incurrence of liens, sale-leaseback transactions, hedging activities, sale or discount of receivables, investments, loans, advances, guarantees with affiliates, asset sales, acquisitions, mergers and consolidations, changing lines of business, repayments of other indebtedness, amendments to organizational documents and other matters customarily restricted in such agreements. The Credit Agreement also contains provisions permitting us to increase the size of the Working Capital Facility by $25 million and to repay and subsequently reborrow any portion of the Term Loan, in each instance subject to certain conditions. The Credit Agreement further provides that we must maintain a minimum inventory level of $150 million, that the maximum annual cash capital expenditures in a fiscal year are limited to the lesser of $150 million or an amount equal to our Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding fiscal year plus any unused cash capital expenditures in the immediately preceding fiscal year up to a maximum of $20 million, and that we shall not permit the ratio of Credit Extensions to Consolidated EBITDA (calculated on a trailing four-fiscal-quarter basis) at the end of any fiscal quarter to be more than 2.4:1.0 for each fiscal quarter (the “Senior Leverage Ratio”). As used in the Credit Agreement, Credit Extensions mean the sum of the principal balance of all outstanding borrowings thereunder ($70.0 million under the Term Loan and $38.0 million under the Working Capital Facility as of August 4, 2007) and the amount of outstanding letters of credit ($89.0 million as of August 4, 2007). Based on the Senior Leverage Ratio as of August 4, 2007, we have full availability under the Working Capital Facility after giving effect to Credit Extensions ($53.0 million). Also, the Credit Agreement prohibits the payment of cash dividends. The Credit Agreement contains customary events of default, including without limitation, payment defaults, material breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, and a change of control. Management believes we were in compliance with the Credit Agreement covenants as of August 4, 2007.

Borrowings under the Credit Agreement bear interest at floating rates equal to LIBOR plus a premium that ranges between 1.50% to 2.25%, depending on the average remaining availability under the Credit Agreement. Our interest rate on borrowings under the Credit Agreement is currently at LIBOR plus 1.75%. Under the Term Loan, we are required to make a balloon payment of $70 million on October 1, 2009. The Working Capital Facility also expires on October 1, 2009. The weighted-average interest rate in effect on all borrowings under the Term Loan was 7.1% during the first six months of fiscal 2007.

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

We have outstanding $350 million aggregate principal amount of Senior Subordinated Notes, including $150 million issued at a premium, which pay cash interest semi-annually on February 1 and August 1. The indenture relating to the Senior Subordinated Notes (the “Indenture”) contains a number of restrictive covenants, including a restriction on our ability to declare cash dividends on our Common Stock. Management believes we were in compliance with the Senior Subordinated Notes covenants as of August 4, 2007.

There are no credit agency ratings-related triggers in either the Credit Agreement or in the Indenture that would adversely impact the cost of borrowings, annual amortization of principal or related debt maturities.

Capital Expenditures. Capital expenditures were $36.1 million during the first six months of fiscal 2007 compared to $34.7 million during the first six months of fiscal 2006 and are expected to be approximately $70 million during fiscal 2007. We completed two store renovations during the first six months of fiscal 2007 and plan to complete 11 store renovations during the remainder of fiscal 2007.

Status of Merger Agreement

On March 4, 2007, we entered into the Merger Agreement with A&P, pursuant to which A&P will acquire us through the Merger. The Merger is subject to customary closing conditions, including approval of the Merger by our shareholders and the expiration or termination of any waiting period (and any extension thereof) under the HSR Act. On June 27, 2007, Pathmark and A&P entered into a side letter clarifying the terms of the Merger with respect to the calculation of the consideration to be paid to our stockholders in lieu of any fractional shares of A&P common stock that would otherwise be received as part of the Merger consideration.

On April 18, 2007, Pathmark and A&P received the Second Request from the FTC in connection with the Merger. The effect of the Second Request was to extend the waiting period imposed by the HSR Act during which Pathmark and A&P may not consummate the Merger. On May 15, 2007, Pathmark and A&P entered into the Timing Agreement with the FTC pursuant to which Pathmark and A&P agreed, subject to certain conditions, that they will not (1) certify that they have substantially complied with the Second Request prior to June 30, 2007, or (2) consummate the Merger for at least 60 days following the date that Pathmark and A&P substantially comply with the Second Request. On July 13, 2007, Pathmark and A&P each certified substantial compliance with the FTC in response to the Second Request. On August 17, 2007, Pathmark and A&P entered into an extension of the Timing Agreement pursuant to which Pathmark and A&P agreed, subject to certain conditions, that they will not consummate the Merger before 11:59 p.m. on September 25, 2007. For further information, see our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Subsequent Event

On August 14, 2007, we entered into the Agreement for the sale of the Lease. Pursuant to the terms of the Agreement, we will receive $87 million for the sale of the Lease and will assign and transfer to the Buyer all of our interest in the Lease and the Buyer will assume all of our duties and obligations under the Lease. Upon execution of the Agreement, the Buyer deposited $5 million in escrow as a deposit against the purchase price for the Lease, which is non-refundable to the Buyer, except as otherwise expressly provided in the Agreement. Consummation of the proposed transaction is subject to the satisfaction of certain closing conditions as set forth in the Agreement. Accordingly, although the proposed transaction is expected to close in the fourth quarter of fiscal 2007, neither the consummation of the proposed transaction nor our receipt of the full proceeds from the sale of the Lease can be assured.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 are those that depend most heavily on these judgments and estimates. As of August 4, 2007, there have been no material changes to any of the critical accounting policies contained therein. As of February 4, 2007, we adopted FIN No. 48 (see Note 9).

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. This statement is effective for our fiscal year beginning February 3, 2008, with early adoption permitted. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective for our fiscal year beginning February 3, 2008. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Term Loan was $70.0 million on August 4, 2007. During the first six months of fiscal 2007, the average interest rate in effect on borrowings under our Term Loan was 7.1%. A 1.0% change in interest rates applied to the $70.0 million balance of floating-rate Term Loan debt would affect pre-tax annual results of operations by approximately $0.7 million. Our Senior Subordinated Notes bear interest at a fixed rate of 8.75%, and are, therefore, not subject to risk from interest rate fluctuations. The principal objective of our treasury management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of August 4, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 4, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act reports.

There has been no changes during our fiscal quarter ended August 4, 2007 in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financing reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Complaint. On March 6, 2007, Chris Larson, a Pathmark stockholder, filed the Larson Complaint in the Superior Court of New Jersey, Law Division, Middlesex County, a purported class action complaint against the Individual Defendants. The Larson Complaint asserted claims for alleged self-dealing and breach of fiduciary duties in connection with the Merger and sought, among other things, an injunction of the Merger. On March 12, 2007, Pathmark stockholder Sarah Kleinmann filed the Kleinmann Complaint in the same court against the Defendants. The Court entered a Consolidation Order after those actions were transferred to the Chancery Division.

On July 16, 2007, Chris Larson and Sarah Kleinmann filed the Amended Complaint against the Defendants. The Amended Complaint asserts on behalf of the Class claims against the Individual Defendants for alleged self-dealing and breach of fiduciary duties in connection with the Merger, as well as claims against us and A&P for aiding and abetting the Individual Defendants. The Amended Complaint seeks (a) an injunction of the Merger unless and until we implement certain procedures to obtain the highest possible price for our stockholders; (b) imposition of a constructive trust, in favor of the Plaintiffs and the Class, upon any benefits improperly received by the Defendants as a result of their alleged wrongful conduct; and (c) recovery of attorneys’ fees, costs and disbursements. The Defendants have not filed an answer, or otherwise responded, to the Amended Complaint as of this date.

We are subject to claims and suits against us in the ordinary course of our business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of Common Stock during the second quarter of fiscal 2007.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 6 to June 2, 2007 (1)	47,370	$12.57	—	—

June 3 to July 7, 2007 (1)	19,988	$13.03	—	—

July 8 to August 4, 2007	—	$—	—	—

(1)	Represents shares withheld by the Company, at the election of certain holders of vested restricted stock and holders of vested restricted stock units, with a market value approximating the amount of withholding taxes due.

Item 3. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Stockholders on June 14, 2007.

(b)	Results of votes of security holders.

	(1)	Election of Directors	For	Withheld

		Michael Duckworth	45,357,127	1,527,287
		Daniel Fitzgerald	46,366,873	517,541
		Bruce Hartman	46,366,025	518,389
		David Jessick	45,664,901	1,219,513
		Larry Katzen	46,361,447	522,967
		Gregory Mays	45,499,807	1,384,607
		Sarah Nash	46,365,546	518,868
		John Standley	46,360,633	523,781
		Ira Tochner	45,354,598	1,529,816
		John Zillmer	38,024,454	8,859,960

(2)		Ratification of Deloitte & Touche LLP as independent registered public accountants for fiscal 2007.

		For	Withheld	Abstain

		46,728,071	144,556	11,787

Item 6. Exhibits.

4.1

Side Letter Agreement re: Payment for Fractional Shares, between Pathmark Stores, The Great Atlantic & Pacific Tea Company, Inc. and Sand Merger Corp., dated June 27, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on June 27, 2007).

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

Signatures

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pathmark Stores, Inc.

By:	/s/ Frank G. Vitrano

Frank G. Vitrano
President and Chief Financial Officer

By:	/s/ Kevin R. Darrington

Kevin R. Darrington
Senior Vice President, Controller and Chief Accounting Officer

Date: September 12, 2007